Form 10-Q
period 2001-06-30
KINDER MORGAN MANAGEMENT LLC
filed 2001-07-19
CIK 1135017

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______

Commission File Number 1-16459

KINDER MORGAN MANAGEMENT, LLC
(Exact name of registrant as specified in its charter)

Delaware	76-0669886
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
500 Dallas, Suite 1000, Houston, Texas	77002
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code (713) 369-9000

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes       No  X

(Registrant has been subject to filing requirements since May 18, 2001)

The number of shares outstanding for each of the registrant's classes of common stock, as of the latest practicable date was: Voting Membership Shares, $0 par value; outstanding 1 share as of July 16, 2001; Nonvoting Membership Shares, $0 par value; outstanding 14,875,000 shares as of July 16, 2001.

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY
FORM 10-Q
QUARTER ENDED JUNE 30, 2001

Contents

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEET (Unaudited)
Kinder Morgan Management, LLC and Subsidiary
(In Thousands)

June 30, 2001
ASSETS:
Current Assets:
Accounts Receivable - Related Parties	$ 4,121
Other	588
4,709

Investment in Kinder Morgan Energy Partners	997,084

Total Assets	$1,001,793
==========
LIABILITIES AND MEMBERS’ EQUITY:
Current Liabilities:
Accounts Payable	$ 878
Other	3,731
4,609

Deferred Income Taxes	2,086

Members’ Equity:
Voting Shares - Unlimited Shares Authorized; 1 Share Issued and Outstanding	100
Nonvoting Shares - Unlimited Shares Authorized; 14,875,000 Shares Issued and Outstanding	991,869
Retained Earnings	3,129
Total Members’ Equity	995,098

Total Liabilities and Members’ Equity	$1,001,793
==========

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
Kinder Morgan Management, LLC and Subsidiary
(In Thousands except Per Share Amounts)

	Three Months Ended June 30, 2001	February 14, 2001 (Inception) Through June 30, 2001

Equity in Earnings of Kinder Morgan Energy Partners	$ 5,215	$ 5,215
Provision for Income Taxes	(2,086)	(2,086)
Net Income	$ 3,129	$ 3,129
	==========	==========
Earnings Per Membership Share, Basic and Diluted	$ 0.40	$ 0.61
	==========	==========
Weighted Average Membership Shares Outstanding	7,768	5 ,141
	==========	==========

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Kinder Morgan Management, LLC and Subsidiary
Increase (Decrease) in Cash and Cash Equivalents
(In Thousands)

	Three Months Ended June 30, 2001	February 14, 2001 (Inception) Through June 30, 2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$ 3,129	$ 3,129
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Deferred Income Taxes	2,086	2,086
Equity in Earnings of Kinder Morgan Energy Partners	(5,215)	(5,215)
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	-	-

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of i-units of Kinder Morgan Energy Partners	(991,869)	(991,869)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(991,869)	(991,869)

CASH FLOWS FROM FINANCING ACTIVITIES:
Membership Shares Issued	1,047,349	1,047,349
Membership Share Issuance Costs	(55,480)	(55,480)
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	991,869	991,869

Net Increase in Cash and Cash Equivalents	-	-
Cash and Cash Equivalents at Beginning of Period	-	-
Cash and Cash Equivalents at End of Period	$ -	$ -
	==========	==========

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.   General

Kinder Morgan Management, LLC is a Delaware limited liability company formed on February 14, 2001 under the Delaware Limited Liability Company Act. Kinder Morgan G.P., Inc., a wholly owned subsidiary of Kinder Morgan, Inc. (a major energy company traded on the New York Stock Exchange under the ticker symbol "KMI"), owns all of the Company's voting securities and is its sole managing member.

Unless the context requires otherwise, references to "we," "us," "our," or the "Company" are intended to mean Kinder Morgan Management, LLC and its consolidated subsidiary. We have prepared the accompanying unaudited consolidated financial statements under the rules and regulations of the Securities and Exchange Commission. Under such rules and regulations, we have condensed or omitted certain information and notes normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America "GAAP." We believe, however, that our disclosures are adequate to make the information presented not misleading. The consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of our financial results for the interim periods presented.

2.   Significant Accounting Policies

(A)  Basis of Presentation

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could differ from these estimates.

The consolidated financial statements include the accounts of Kinder Morgan Management, LLC and its wholly owned subsidiary. Our investment in Kinder Morgan Energy Partners, L.P., referred to as Kinder Morgan Energy Partners in this report, is accounted for under the equity method, and is further described in Notes 2(B) and 4. All material intercompany transactions and balances have been eliminated.

(B)  Accounting for Our Investment in Kinder Morgan Energy Partners

We use the equity method of accounting for our investment in Kinder Morgan Energy Partners and, therefore, record our share of the earnings of Kinder Morgan Energy Partners attributable to the i-units we own. Distributions from Kinder Morgan Energy Partners are received in the form of additional i-units which increase the number of i-units we own. We issue additional shares of the Company in an amount equal to the additional i-units received from Kinder Morgan Energy Partners.

(C)  Income Taxes

We are a limited liability company that has elected to be treated as a corporation for federal income tax purposes. Deferred income tax assets and liabilities are recognized for temporary differences between the basis of assets and liabilities for financial reporting and tax purposes. Changes in tax legislation are included in the relevant computations in the period in which such changes are effective. Currently, our only such temporary difference (and associated deferred tax expense) results from recognition of the increased investment associated with recording our equity in the earnings of Kinder Morgan Energy Partners.

To the extent that we do not have sufficient cash to pay any tax liability that might arise, Kinder Morgan, Inc., our parent, is obligated to pay such tax liability. Any such tax liability is only expected to arise upon liquidation of Kinder Morgan Energy Partners. The effective tax rate utilized in computing our income tax provision is 40 percent, and is composed of the 35 percent Federal statutory rate and 5 percent representing state income taxes.

(D)  Earnings Per Share

Both basic and diluted earnings per membership share are computed based on the weighted-average number of membership shares outstanding during each period. There are no securities that may be converted or exercised to become membership shares.

(E)  Cash Flow Information

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. No cash payments for interest or income taxes were made during the periods presented.

3.   Capitalization

Our authorized capital structure consists of two classes of membership interests: (1) nonvoting shares and (2) voting shares. Additional equity interests may be approved by the board and the vote of the holders of a majority of the outstanding shares of nonvoting equity interests. Prior to the May 2001 sale of shares to the public and Kinder Morgan, Inc. as discussed following, the issued capitalization consisted of $100,000 contributed by Kinder Morgan, G.P., Inc. for its voting equity interest.

In May 2001, we issued 13,387,500 nonvoting shares for cash to the public and 1,487,500 nonvoting shares to Kinder Morgan, Inc., using all of the net proceeds of approximately $991.9 million to purchase 14,875,001 i-units from Kinder Morgan Energy Partners (the nation's largest publicly traded pipeline master limited partnership, traded on the New York Stock Exchange under the ticker symbol "KMP"). These i-units are similar to Kinder Morgan Energy Partners' common limited partner units, except that quarterly distributions from operations and from interim capital transactions will be received in additional i-units rather than cash. Each time Kinder Morgan Energy Partners issues i-units to us, we will also distribute an equal number of shares to holders of our shares. The number of i-units and shares will remain equal.

On July 18, 2001, Kinder Morgan Energy Partners announced that its general partner had declared a two-for-one split of its common units. The common unit split will take place in the form of a one common unit distribution for each common unit outstanding, with units to be distributed on August 31, 2001 to holders of record as of August 17, 2001. This split will result in our receiving one additional i-unit for each i-unit we currently own. Also on July 18, 2001, we announced a two-for-one split of our shares. This share split will take place in the form of a one-share distribution for each share outstanding, with shares to be distributed on August 31, 2001 to holders of record as of August 17, 2001.

On July 18, 2001, we announced that our board of directors had declared a share distribution of $1.05 per share payable on August 14, 2001 to shareholders of record as of July 31, 2001. This distribution will be paid in the form of additional shares based on the average market price of a share determined for a ten trading day period ending on the trading day immediately prior to the ex-dividend date for the shares.

4.   Business

At no time after our formation and prior to the share offering discussed in Note 3 did we have any operations or own any interest in Kinder Morgan Energy Partners. After the share offering, we became a limited partner in

Kinder Morgan Energy Partners and, pursuant to a delegation of control agreement, we manage and control its business and affairs. Under the delegation of control agreement, Kinder Morgan G.P., Inc. delegated to us, to the fullest extent permitted under Delaware law and the Kinder Morgan Energy Partners partnership agreement, all of Kinder Morgan G.P., Inc.'s power of authority to manage and control the business and affairs of Kinder Morgan Energy Partners, except that we cannot take certain specified actions without the approval of Kinder Morgan G.P., Inc. Kinder Morgan Energy Partners will either pay directly or reimburse us for all of our expenses incurred in performing under the delegation of control agreement and will be obligated to indemnify us against claims and liabilities except in cases in which we have acted in bad faith or in which indemnity is not permitted by law. Kinder Morgan Energy Partners consented to the terms of the delegation of control agreement including Kinder Morgan Energy Partners' indemnity and reimbursement obligations. We do not receive a fee for our service under the delegation of control agreement, nor do we receive any margin or profit on the expense reimbursement. We incurred approximately $21.1 million of expenses on behalf of Kinder Morgan Energy Partners during the quarter ended June 30, 2001, and the period from inception through June 30, 2001. The expense reimbursements by Kinder Morgan Energy Partners to us are accounted for as a reduction to the expense incurred.

Kinder Morgan Services LLC is our wholly owned subsidiary and provides employees and related centralized payroll and employee benefits services to us, Kinder Morgan G.P., Inc., Kinder Morgan Energy Partners and Kinder Morgan Energy Partners' operating partnerships and subsidiaries (collectively, the "Group"). Regular employees of Kinder Morgan Services are assigned to work for one or more members of the Group. The direct costs of all compensation, benefits expenses, employer taxes and other employer expenses for these regular employees are allocated and charged by Kinder Morgan Services to the appropriate members of the Group; and the members of the Group reimburse Kinder Morgan Services for their allocated shares of these direct costs. There is no profit or margin charged by Kinder Morgan Services to the members of the Group. The administrative work necessary to implement these payroll and benefits services is performed by the human resource department of Kinder Morgan, Inc., and the related administrative costs are allocated to members of the Group in accordance with existing expense allocation procedures. The effect of these arrangements is that each member of the Group bears the direct compensation and employee benefits costs of its assigned employees, while also bearing its allocable share of administrative costs. Pursuant to its limited partnership agreement, Kinder Morgan Energy Partners reimburses us for our share of these administrative costs and such reimbursements will be accounted for as described above.

5.   Summarized Income Statement Information for Kinder Morgan Energy Partners, L.P.

Following is summarized income statement information for Kinder Morgan Energy Partners, a publicly traded master limited partnership in which we own a limited partner interest in the form of Kinder Morgan Energy Partners i-units. This investment is accounted for under the equity method of accounting.

	Three Months Ended June 30, 2001	Six Months Ended June 30, 2001

(In Thousands)
Operating Revenues	$ 735,755	$ 1,764,400
Operating Expenses	597,159	1,487,453

Operating Income	$ 138,596	$ 276,947
	===========	===========
Net Income	$ 104,226	$ 205,893
	===========	===========

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  General

Kinder Morgan Management, LLC is a limited liability company, formed on February 14, 2001, that has elected to be treated as a corporation for United States income tax purposes. Our voting share is owned indirectly by Kinder Morgan, Inc.

  Business

Kinder Morgan G.P., Inc. has delegated to us, to the fullest extent permitted under Delaware law and the Kinder Morgan Energy Partners partnership agreement, all of its power and authority to manage and control the business and affairs of Kinder Morgan Energy Partners, subject to Kinder Morgan G.P., Inc.'s right to approve specified actions.

Liquidity and Capital Resources

Our authorized capital structure consists of two classes of membership interests: (1) equity interests with limited voting rights and (2) voting equity interests. Additional classes of equity interests may be approved by our board, provided that only Kinder Morgan G.P., Inc. shall own such additional class. At June 30, 2001, the issued capitalization consisted of $100,000 contributed by Kinder Morgan, G.P., Inc. for its voting equity interest and $991.9 million resulting from the May 2001 sale of 13,387,500 shares to the public and 1,487,500 shares to Kinder Morgan, Inc. The number of our shares outstanding, including the voting equity interest owned by Kinder Morgan G.P., Inc., will at all times equal the number of i-units we own. All quarterly distributions from operations and from interim capital transactions will be made to us as the holder of i-units in additional i-units rather than cash. Each time Kinder Morgan Energy Partners issues i-units to us, we will also distribute an equal number of shares to owners of our shares. The number of i-units and shares will remain equal.

On July 18, 2001, Kinder Morgan Energy Partners announced that its general partner had declared a two-for-one split of its common units. The common unit split will take place in the form of a one common unit distribution for each common unit outstanding, with units to be distributed on August 31, 2001 to holders of record as of August 17, 2001. This split will result in our receiving one additional i-unit for each i-unit we currently own. Also on July 18, 2001, we announced a two-for-one split of our shares. This share split will take place in the form of a one-share distribution for each share outstanding, with shares to be distributed on August 31, 2001 to holders of record as of August 17, 2001.

On July 18, 2001, we announced that our board of directors had declared a share distribution of $1.05 per share payable on August 14, 2001 to shareholders of record as of July 31, 2001. This distribution will be paid in the form of additional shares based on the average market price of a share determined for a ten trading day period ending on the trading day immediately prior to the ex-dividend date for the shares.

We expect that our expenditures associated with managing and controlling the business and affairs of Kinder Morgan Energy Partners and the reimbursement received from Kinder Morgan Energy Partners will continue to be equal. As stated above, the distributions we expect to receive on the i-units we own will be in the form of additional i-units. Therefore, we expect neither to generate nor to require significant amounts of cash in ongoing operations. Any cash received from the sale of additional shares will be immediately used to purchase additional i-units. Accordingly, we do not anticipate any other sources or needs for additional liquidity.

  Results of Operations

Our results of operations consist of (i) the offsetting expenses and revenues associated with managing and controlling the business and affairs of Kinder Morgan Energy Partners and (ii) our share of the earnings of Kinder Morgan Energy Partners attributable to the i-units we hold. We own approximately 18.1% of all of Kinder Morgan Energy Partners' outstanding limited partner interests. We use the equity method of accounting for our investment and, therefore, record earnings equal to approximately 18.1% of Kinder Morgan Energy Partners' limited partners' net income. Our percentage ownership could change over time if our number of units held becomes a different percent of the total units outstanding due to, among other things, the distribution of additional i-units to us and other issuances of additional common units by Kinder Morgan Energy Partners.

Our equity interests with limited voting rights were created for the purpose of allowing investors to acquire a security that participates in the distributions of Kinder Morgan Energy Partners but does not have certain other characteristics of limited partner units such as receiving an allocation of taxable income and expense (as reported each year to limited partner unit holders on Schedule K-1, "Partner's Share of Income, Credits, Deductions, etc."). Holders of our shares participate in distributions of Kinder Morgan Energy Partners through the receipt of additional shares having a market value equal to the cash distribution made to limited partner unit holders, but such distribution does not represent a currently taxable transaction for federal income tax purposes. Thus, the return to an investor in our shares is directly dependent on the distributions of Kinder Morgan Energy Partners (which determine the amount of additional shares issued to the investor on a quarterly basis) and not on our reported earnings.

For the quarter and six months ended June 30, 2001, Kinder Morgan Energy Partners reported limited partners’ net income of $53.6 million and $113.7 million, respectively. The corresponding amounts for the prior year were $44.8 million and $82.1 million, respectively. The reported segment earnings contribution by business segment was as follows. This information should be read in conjunction with Kinder Morgan Energy Partners’ 2000 Form 10-K and with its Form 10-Q for the quarter ended June 30, 2001, which will be filed with the Securities and Exchange Commission on or before August 14, 2001.

Kinder Morgan Energy Partners
	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Segment Earnings Contribution:
Product Pipelines	$ 84,096	$ 53,566	$ 153,944	$ 106,973
Natural Gas Pipelines	31,974	26,531	90,646	55,670
CO2 Pipelines	23,753	20,601	47,215	24,188
Bulk Terminals	13,452	10,380	25,700	19,925
Liquids Terminals	16,875	-	35,706	-
General and Administrative Expenses	(18,016)	(15,380)	(46,601)	(29,703)
Net Debt Costs (Includes Interest Income)	(45,275)	(21,797)	(95,082)	(41,915)
Minority Interest	(2,633)	(2,091)	(5,635)	(3,769)
Net income	$ 104,226	$ 71,810	$ 205,893	$ 131,369
	=========	=========	=========	=========

Our earnings, as reported in the accompanying Consolidated Statements of Income, represent our i-units multiplied by the net income per common unit as reported by Kinder Morgan Energy Partners, reduced by a deferred income tax provision. The deferred income tax provision is calculated based on the book/tax basis difference created by our recognition, under GAAP, of our share of the earnings of Kinder Morgan Energy Partners. Should federal or state income taxes ever become due and payable by us, Kinder Morgan, Inc. will pay such taxes to the extent that we do not have cash available to make the payment. Our earnings per share (both basic and diluted) is our net income divided by our weighted-average number of outstanding shares during each period presented.

  Information Regarding Forward-looking Statements

This filing includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. They use words such as "anticipate," "believe," "intend," "plan," "projection," "forecast," "strategy," "position," "continue," "estimate," "expect," "may," "will," or the negative of those terms or other variations of them or by comparable terminology. In particular, statements, express or implied, concerning future operating results or the ability to generate sales, income or cash flow are forward-looking statements. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. The future results of our operations may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results are beyond our ability to control or predict. Specific factors that could cause actual results to differ from those in the forward-looking statements include the various factors that affect Kinder Morgan Energy Partners' ability to maintain or increase its level of earnings and distributions. These factors include:

•

price trends and overall demand for natural gas liquids, refined petroleum products, carbon dioxide, natural gas, coal and other bulk materials in the United States. Economic activity, weather, alternative energy sources, conservation and technological advances may affect price trends and demand;

•	changes in Kinder Morgan Energy Partners' tariff rates implemented by the Federal Energy Regulatory Commission or the California Public Utilities Commission;
•	Kinder Morgan Energy Partners' ability to integrate any acquired operations into its existing operations;
•	any difficulties or delays experienced by railroads in delivering products to Kinder Morgan Energy Partners' bulk terminals;
•	Kinder Morgan Energy Partners' ability to successfully identify and close strategic acquisitions and make cost saving changes in operations;
•	shut-downs or cutbacks at major refineries, petrochemical plants, utilities, military bases or other businesses that use Kinder Morgan Energy Partners' services;
•	interruptions of electric power supply to Kinder Morgan Energy Partners' facilities due to natural disasters, power shortages, strikes, riots or other causes;
•	the condition of the capital markets and equity markets in the United States; and
•	the political and economic stability of the oil producing nations of the world.

You should not put undue reliance on any forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The nature of our business and operations is such that no activities or transactions of the type requiring discussion under this item are conducted or entered into.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

There are currently no legal proceedings involving us in progress or pending.

Item 6.  Exhibits and Reports on Form 8-K
(A) Exhibits

None

(B) Reports on Form 8-K
(1)	Current Report on Form 8-K dated June 25, 2001 was filed on June 26, 2001 pursuant to Item 9. of that form.

Pursuant to Item 9. of that form, Kinder Morgan Management, LLC announced its intention to discuss, at the Nantucket Conference sponsored by First Union Securities on June 26, 2001 at approximately 9:30 a.m. Eastern Time, various strategic and financial issues relating to the business plans and objectives of Kinder Morgan, Inc., Kinder Morgan Energy Partners and Kinder Morgan Management, LLC, and the availability of materials to be presented at the meeting on Kinder Morgan, Inc.'s website.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINDER MORGAN MANAGEMENT, LLC
(Registrant)

July 18, 2001	/s/ C. Park Shaper
C. Park Shaper Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)