Form 10-Q
period 2001-09-30
KINDER MORGAN MANAGEMENT LLC
filed 2001-10-19
CIK 1135017

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

or

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

Yes  X  No

The number of shares outstanding for each of the registrant's classes of common stock, as of the latest practicable date was: Voting Membership Shares, $0 par value; outstanding 2 shares as of October 17, 2001; Nonvoting Membership Shares, $0 par value; outstanding 30,191,400 shares as of October 17, 2001.

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2001

Contents

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEET (Unaudited)
Kinder Morgan Management, LLC and Subsidiary
(In Thousands)

September 30, 2001
ASSETS:
Current Assets:
Accounts Receivable - Related Parties	$ 21,981
Prepayments	9,112
Other	1,787
32,880

Investment in Kinder Morgan Energy Partners	1,008,159

Total Assets	$1,041,039
==========
LIABILITIES AND MEMBERS' EQUITY:
Current Liabilities:
Accounts Payable	$ 22,690
Accrued Expenses	8,178
Other	1,912
32,780

Deferred Income Taxes	6,516

Members' Equity:
Voting Shares - Unlimited Shares Authorized; 2 Shares Issued and Outstanding	100
Nonvoting Shares - Unlimited Shares Authorized; 30,191,400 Shares Issued and Outstanding	991,869
Retained Earnings	9,774
Total Members' Equity	1,001,743

Total Liabilities and Members' Equity	$1,041,039
==========

The accompanying notes are an integral part of this statement.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
Kinder Morgan Management, LLC and Subsidiary
(In Thousands Except Per Share Amounts)

	Three Months Ended September 30, 2001	February 14, 2001 (Inception) Through September 30, 2001

Equity in Earnings of Kinder Morgan Energy Partners	$ 11,075	$ 16,290
Provision for Income Taxes	(4,430)	(6,516)
Net Income	$ 6,645	$ 9,774
	==========	==========

Earnings Per Membership Share, Basic and Diluted	$ 0.22	$ 0.53
	==========	==========

Weighted Average Membership Shares Outstanding	29,966	18,275
	==========	==========

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
Kinder Morgan Management, LLC and Subsidiary
Increase (Decrease) in Cash and Cash Equivalents
(In Thousands)

February 14, 2001 (Inception) Through September 30, 2001

Cash Flows From Operating Activities:
Net Income	$ 9,774
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Deferred Income Taxes	6,516
Equity in Earnings of Kinder Morgan Energy Partners	(16,290)
Increase in Accounts Receivable	(21,881)
Increase in Other Current Assets	(10,899)
Increase in Accounts Payable	22,690
Increase in Other Current Liabilities	10,090
Net Cash Flows Provided by Operating Activities	-

Cash Flows From Investing Activities:
Purchase of i-units of Kinder Morgan Energy Partners	(991,869)
Net Cash Flows Used In Investing Activities	(991,869)

Cash Flows From Financing Activities:
Membership Shares Issued	1,047,349
Membership Share Issuance Costs	(55,480)
Net Cash Flows Provided by Financing Activities	991,869

Net Increase in Cash and Cash Equivalents	-
Cash and Cash Equivalents at Beginning of Period	-
Cash and Cash Equivalents at End of Period	$ -
==========

The accompanying notes are an integral part of this statement.

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

Unless the context requires otherwise, references to "we," "us," "our," or the "Company" are intended to mean Kinder Morgan Management, LLC and its consolidated subsidiary. We have prepared the accompanying unaudited consolidated financial statements under the rules and regulations of the Securities and Exchange Commission. Under such rules and regulations, we have condensed or omitted certain information and notes normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP.") We believe, however, that our disclosures are adequate to make the information presented not misleading. The consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of our financial results for the interim periods presented.

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

The consolidated financial statements include the accounts of Kinder Morgan Management, LLC and its wholly owned subsidiary. Our investment in Kinder Morgan Energy Partners, L.P. (the nation's largest publicly traded pipeline master limited partnership, traded on the New York Stock Exchange under the ticker symbol "KMP"), referred to as Kinder Morgan Energy Partners in this report, is accounted for under the equity method, and is further described in Notes 2(B), 3 and 4. All material intercompany transactions and balances have been eliminated.

(B)  Accounting for Our Investment in Kinder Morgan Energy Partners

We use the equity method of accounting for our investment in Kinder Morgan Energy Partners and, therefore, record our share of the earnings of Kinder Morgan Energy Partners attributable to the i-units we own. Distributions from Kinder Morgan Energy Partners are received in the form of additional i-units, which increase the number of i-units we own. We issue additional shares of the Company in an amount equal to the additional i-units received from Kinder Morgan Energy Partners.

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

(D)  Earnings Per Share

Both basic and diluted earnings per membership share are computed based on the weighted-average number of membership shares outstanding during each period, adjusted for stock splits. There are no securities that may be converted or exercised to become membership shares.

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

In May 2001, in each case before adjustment for the August 2001 stock split discussed following, we issued 13,387,500 nonvoting shares for cash to the public and 1,487,500 nonvoting shares to Kinder Morgan, Inc., using all of the net proceeds of approximately $991.9 million to purchase 14,875,001 i-units from Kinder Morgan Energy Partners. These i-units are similar to Kinder Morgan Energy Partners' common limited partner units, except that quarterly distributions from operations and from interim capital transactions will be received in additional i-units rather than cash. Each time Kinder Morgan Energy Partners issues i-units to us, we will also distribute an equal number of shares to holders of our shares. The number of i-units and shares will remain equal.

On July 18, 2001, Kinder Morgan Energy Partners announced that its general partner had approved a two-for-one split of its common units. The common unit split, in the form of a one common unit distribution for each common unit outstanding, occurred on August 31, 2001. This split resulted in our receiving one additional i-unit for each i-unit we owned on the record date, August 17, 2001. Also on July 18, 2001, we announced a two-for-one split of our shares. This share split, in the form of a one-share distribution for each share outstanding, occurred on August 31, 2001.

Holders of our shares are entitled to present them to Kinder Morgan, Inc. who will, at its option either (i) exchange one common unit of Kinder Morgan Energy Partners for each share presented or (ii) redeem the shares for an amount of cash based on the market price of Kinder Morgan Energy Partners' common units as specified in the registration statements. As of September 30, 2001, 1,857,906 shares (after adjustment for the stock split as discussed preceding) had been exchanged for Kinder Morgan Energy Partners' common units. As a result of these exchanges, at September 30, 2001, Kinder Morgan, Inc. owned 4,889,680 or approximately 16.2%, of our outstanding shares.

On October 17, 2001, we announced that our board of directors had declared a share distribution of $0.55 per share payable on November 14, 2001 to shareholders of record as of October 31, 2001. This distribution will be paid in the form of additional shares based on the average market price of a share determined for a ten trading day period ending on the trading day immediately prior to the ex-dividend date for the shares.

4.   Business Activities and Related Party Transactions

At no time after our formation and prior to the share offering discussed in Note 3 did we have any operations or own any interest in Kinder Morgan Energy Partners. After the share offering, we became a limited partner in Kinder Morgan Energy Partners and, pursuant to a delegation of control agreement, we manage and control its business and affairs. Under the delegation of control agreement, Kinder Morgan G.P., Inc. delegated to us, to the fullest extent permitted under Delaware law and the Kinder Morgan Energy Partners partnership agreement, all of Kinder Morgan G.P., Inc.'s power of authority to manage and control the business and affairs of Kinder Morgan Energy Partners, except that we cannot take certain specified actions without the approval of Kinder Morgan G.P., Inc. Kinder Morgan Energy Partners will either pay directly or reimburse us for all of our expenses incurred in performing under the delegation of control agreement and will be obligated to indemnify us against claims and liabilities except in cases in which we have acted in bad faith or in which indemnity is not permitted by law. Kinder Morgan Energy Partners consented to the terms of the delegation of control agreement including Kinder Morgan Energy Partners' indemnity and reimbursement obligations. We do not receive a fee for our service under the delegation of control agreement, nor do we receive any margin or profit on the expense reimbursement. We incurred approximately $19.7 million of expenses on behalf of Kinder Morgan Energy Partners during the quarter ended September 30, 2001, and $21.5 million for the period from inception through September 30, 2001. The expense reimbursements by Kinder Morgan Energy Partners to us are accounted for as a reduction to the expense incurred.

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

	Three Months Ended September 30, 2001	Nine Months Ended September 30, 2001
(In Thousands)
Operating Revenues	$ 638,544	$ 2,402,944
Operating Expenses	493,652	1,981,105
Operating Income	$ 144,892	$ 421,839
	===========	===========
Net Income	$ 115,792	$ 321,685
	===========	===========

6.    Accounting Standards Issued but Not Effective

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations. This Statement addresses financial accounting and reporting for business combinations. In June 2001, the FASB also issued SFAS No. 142, Goodwill and Other Intangible Assets. This Statement addresses financial accounting and reporting for i) intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition and ii) goodwill and other intangible assets subsequent to their acquisition. In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Due to the nature of our business, these new accounting pronouncements are not expected to have a significant impact on our reported results of operations and financial condition.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  General

Kinder Morgan Management, LLC is a limited liability company, formed on February 14, 2001, that has elected to be treated as a corporation for United States income tax purposes. Our voting shares are owned by Kinder Morgan, G.P., Inc, a wholly owned subsidiary of Kinder Morgan, Inc.

  Business

Kinder Morgan G.P., Inc. has delegated to us, to the fullest extent permitted under Delaware law and the Kinder Morgan Energy Partners partnership agreement, all of its power and authority to manage and control the business and affairs of Kinder Morgan Energy Partners, subject to Kinder Morgan G.P., Inc.'s right to approve specified actions.

  Liquidity and Capital Resources

Our authorized capital structure consists of two classes of membership interests: (1) equity interests with limited voting rights and (2) voting equity interests. Additional classes of equity interests may be approved by our board, provided that only Kinder Morgan G.P., Inc. shall own such additional class. The number of our shares outstanding, including the voting equity interest owned by Kinder Morgan G.P., Inc., will at all times equal the number of i-units of Kinder Morgan Energy Partners we own. All quarterly distributions from operations and from interim capital transactions will be made to us as the holder of i-units in additional i-units rather than cash. Each time Kinder Morgan Energy Partners issues i-units to us, we will also distribute an equal number of shares to owners of our shares. The number of i-units and shares will remain equal.

On July 18, 2001, Kinder Morgan Energy Partners announced that its general partner had approved a two-for-one split of its common units. The common unit split, in the form of a one common unit distribution for each common unit outstanding, occurred on August 31, 2001. This split resulted in our receiving one additional i-unit for each i-unit we owned on the record date, August 17, 2001. Also on July 18, 2001, we announced a two-for-one split of our shares. This share split, in the form of a one-share distribution for each share outstanding, occurred on August 31, 2001.

Holders of our shares are entitled to present them to Kinder Morgan, Inc. who will, at its option either (i) exchange one common unit of Kinder Morgan Energy Partners for each share presented or (ii) redeem the shares for an amount of cash based on the market price of Kinder Morgan Energy Partners' common units as specified in the registration statements. As of September 30, 2001, 1,857,906 shares (after adjustment for the stock split as discussed preceding) had been exchanged for Kinder Morgan Energy Partners' common units. As a result of these exchanges, at September 30, 2001, Kinder Morgan, Inc. owned 4,889,680 or approximately 16.2%, of our outstanding shares.

On October 17 2001, we announced that our board of directors had declared a share distribution of $0.55 per share payable on November 14, 2001 to shareholders of record as of October 31, 2001. This distribution will be paid in the form of additional shares based on the average market price of a share determined for a ten trading day period ending on the trading day immediately prior to the ex-dividend date for the shares.

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

  Results of Operations

Our results of operations consist of (i) the offsetting expenses and revenues associated with managing and controlling the business and affairs of Kinder Morgan Energy Partners and (ii) our share of the earnings of Kinder Morgan Energy Partners attributable to the i-units we hold. We own approximately 18.3% of all of Kinder Morgan Energy Partners' outstanding limited partner interests. We use the equity method of accounting for our investment and, therefore, record earnings equal to approximately 18.3% of Kinder Morgan Energy Partners' limited partners' net income. Our percentage ownership could change over time if our number of units held becomes a different percent of the total units outstanding due to, among other things, the distribution of additional i-units to us and other issuances of additional common units by Kinder Morgan Energy Partners.

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

For the quarter and nine months ended September 30, 2001, Kinder Morgan Energy Partners reported limited partners' net income of $61.0 million and $174.6 million, respectively. The corresponding amounts for the prior year were $42.9 million and $125.0 million, respectively. The reported segment earnings contribution by business segment was as follows. This information should be read in conjunction with Kinder Morgan Energy Partners' 2000 Form 10-K and with its Form 10-Q for the quarter ended September 30, 2001, which will be filed with the Securities and Exchange Commission on or before November 14, 2001.

Kinder Morgan Energy Partners
	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Segment Earnings Contribution:		(In Thousands)
Product Pipelines	$ 78,848	$ 52,758	$ 232,792	$ 159,731
Natural Gas Pipelines	46,767	29,604	137,413	85,274
CO2 Pipelines	21,147	19,838	68,362	44,026
Terminals	34,760	9,043	96,166	28,968
General and Administrative Expenses	(22,395)	(15,052)	(68,996)	(44,755)
Net Debt Costs (Includes Interest Income)	(40,985)	(24,115)	(136,067)	(66,030)
Minority Interest	(2,350)	(2,216)	(7,985)	(5,985)
Net income	$ 115,792	$ 69,860	$ 321,685	$ 201,229
	=========	=========	=========	=========

Our earnings, as reported in the accompanying Consolidated Statements of Income, represent the i-units we own multiplied by the net income per common unit as reported by Kinder Morgan Energy Partners, reduced by a deferred income tax provision. The deferred income tax provision is calculated based on the book/tax basis difference created by our recognition, under GAAP, of our share of the earnings of Kinder Morgan Energy Partners. Should federal or state income taxes ever become due and payable by us, Kinder Morgan, Inc. will pay such taxes to the extent that we do not have cash available to make the payment. Our earnings per share (both basic and diluted) is our net income divided by our weighted-average number of outstanding shares during each period presented.

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

Item 6.  Exhibits and Reports on Form 8-K
(A) Exhibits

None

(B) Reports on Form 8-K
(1)	Current Report on Form 8-K dated July 30, 2001 was filed on July 31, 2001 pursuant to Item 9. of that form.

Pursuant to Item 9. of that form, Kinder Morgan Management, LLC announced its intention to make several presentations beginning on July 31, 2001 to a group of analysts and others to address various strategic and financial issues relating to the business plans and objectives of Kinder Morgan, Inc., Kinder Morgan Energy Partners and Kinder Morgan Management, LLC, and the availability of materials to be presented at the meetings on Kinder Morgan, Inc.'s website.

(2)	Current Report on Form 8-K dated August 17, 2001 was filed on August 20, 2001 pursuant to Items 5. and 7. of that form.

Pursuant to Item 5. of that form, Kinder Morgan Management, LLC disclosed that it issued a press release on July 18, 2001 announcing a two-for-one split of its shares, in the form of a distribution of one share for each share outstanding, which distribution took place on August 31, 2001. Kinder Morgan Management, LLC stated that, pursuant to Rule 416 promulgated under the Securities Act of 1933, as amended, the Registration Statements on Form S-1 (File Nos. 333-60912 and 333-55868) of Kinder Morgan Management, LLC are deemed to cover the additional shares issued as a result of the split of its shares.

Pursuant to Item 7. of that form, Kinder Morgan Management, LLC filed as an exhibit its press release dated July 18, 2001 announcing a two-for-one split of its shares.

(3)	Current Report on Form 8-K dated September 6, 2001 was filed on September 6, 2001 pursuant to Item 9. of that form.

Pursuant to Item 9. of that form, Kinder Morgan Management, LLC announced its intention to make several presentations beginning on September 6, 2001 to analysts and others to address various strategic and financial issues relating to the business plans and objectives of Kinder Morgan, Inc., Kinder Morgan Energy Partners and Kinder Morgan Management, LLC, and the availability of materials to be presented at the meetings on Kinder Morgan, Inc.'s website.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINDER MORGAN MANAGEMENT, LLC (Registrant)

October 19, 2001	/s/ C. Park Shaper
C. Park Shaper Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)