Form 10-Q
period 2002-03-31
KINDER MORGAN MANAGEMENT LLC
filed 2002-05-10
CIK 1135017

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	March 31, 2002

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______

Commission File Number 1-16459

KINDER MORGAN MANAGEMENT, LLC
(Exact name of registrant as specified in its charter)

Delaware	76-0669886
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
500 Dallas Street, Suite 1000, Houston, Texas	77002
(Address of principal executive offices)	(Zip Code)

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

Yes  X    No

The number of shares outstanding for each of the registrant's classes of common stock, as of the latest practicable date was: voting shares, $0 par value; outstanding two shares as of April 30, 2002; listed shares, $0 par value; outstanding 31,090,331 shares as of April 30, 2002.

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY
FORM 10-Q
QUARTER ENDED MARCH 31, 2002

Contents

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS (Unaudited)
Kinder Morgan Management, LLC and Subsidiary

	March 31,	December 31,
	2002	2001
	(In thousands)
ASSETS:
Current Assets:
Accounts Receivable:
Related Party	$ 249	$ 6,140
Other	77	43
Prepayments and Other	8,255	8,488
	8,581	14,671

Investment in Kinder Morgan Energy Partners, L.P.	1,034,947	1,020,153

Total Assets	$1,043,528	$1,034,824
	==========	==========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
Accounts Payable	$ 1,396	$ 160
Accrued Expenses	4,682	13,451
Other	2,404	960
	8,482	14,571

Deferred Income Taxes	17,259	11,342

Shareholders' Equity:
Voting Shares - Unlimited Authorized; 2 Shares Issued and Outstanding	100	100
Listed Shares - Unlimited Shares Authorized; 31,090,331and 30,636,361 Shares
Issued and Outstanding	1,039,470	1,024,317
Retained Deficit	(21,783)	(15,506)
Total Shareholders' Equity	1,017,787	1,008,911

Total Liabilities and Shareholders' Equity	$1,043,528	$1,034,824
	==========	==========

The accompanying notes are an integral part of this statement.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
Kinder Morgan Management, LLC and Subsidiary

	Three Months Ended March 31, 2002	February 14, 2001 (Inception) Through March 31, 2001
(In thousands except per share amounts)

Equity in Earnings of Kinder Morgan Energy Partners, L.P.	$ 14,794	$ -
Provision for Income Taxes	5,918	-

Net Income	$ 8,876	$ -
	==========	==========

Earnings Per Share, Basic and Diluted	$ 0.29	$ -
	==========	==========

Weighted-average Shares Outstanding	30,868	-
	==========	==========

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Kinder Morgan Management, LLC and Subsidiary
Increase (Decrease) in Cash and Cash Equivalents

	Three Months Ended March 31, 2002	February 14, 2001 (Inception) Through March 31, 2001
	(In thousands)
Cash Flows From Operating Activities:
Net Income	$ 8,876	$ -
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Deferred Income Taxes	5,918	-
Equity in Earnings of Kinder Morgan Energy Partners, L.P.	(14,794)	-
Decrease in Accounts Receivable	5,857	-
Decrease in Other Current Assets	233	-
Increase in Accounts Payable	1,236	-
Decrease in Other Current Liabilities	(7,326)	-
Net Cash Flows Provided by Operating Activities	-	-

Net Cash Flows Used In Investing Activities	-	-

Net Cash Flows Provided by Financing Activities	-	-

Net Increase in Cash and Cash Equivalents	-	-
Cash and Cash Equivalents at Beginning of Period	-	-
Cash and Cash Equivalents at End of Period	$ -	$ -
	=========	=========

SUPPLEMENTAL CASH FLOW INFORMATION

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. No cash payments for interest or income taxes were made during the periods presented.

The accompanying notes are an integral part of this statement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.   General

Kinder Morgan Management, LLC is a publicly traded Delaware limited liability company formed on February 14, 2001. Kinder Morgan G.P., Inc., an indirect wholly owned subsidiary of Kinder Morgan, Inc., and the general partner of Kinder Morgan Energy Partners, L.P., owns all of our voting shares. Kinder Morgan G.P., Inc. has delegated to us, to the fullest extent permitted under Delaware law and Kinder Morgan Energy Partners, L.P.'s limited partnership agreement, all of its rights and powers to manage and control the business and affairs of Kinder Morgan Energy Partners, L.P., subject to Kinder Morgan G.P., Inc.'s right to approve specified actions. We are a limited partner in Kinder Morgan Energy Partners, L.P. through our ownership of its i-units, and manage and control its business and affairs pursuant to the delegation of control agreement.  Our success is dependent upon our operation and management of Kinder Morgan Energy Partners, L.P. and its resulting performance, see Note 5.

We have prepared the accompanying unaudited interim consolidated financial statements under the rules and regulations of the Securities and Exchange Commission. Under such rules and regulations, we have condensed or omitted certain information and notes normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America. We believe, however, that our disclosures are adequate to make the information presented not misleading. The consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of our financial results for the interim periods presented. You should read these interim consolidated financial statements in conjunction with our consolidated financial statements and related notes included in our 2001 Form 10-K. Certain prior period amounts have been reclassified to conform to the current presentation. Unless the context requires otherwise, references to "we," "us," "our," or the "Company" are intended to mean Kinder Morgan Management, LLC and its consolidated subsidiary.

2.   Earnings Per Share

Both basic and diluted earnings per share are computed based on the weighted-average number of shares outstanding during each period, adjusted for stock splits. There are no securities outstanding that may be converted into or exercised for shares.

3.   Capitalization

Our authorized capital structure consists of two classes of interests: (1) our listed shares and (2) our voting shares, collectively referred to in this document as our "shares." Prior to the May 2001 initial public offering of our shares, our issued capitalization consisted of $100,000 contributed by Kinder Morgan, G.P., Inc. for two voting equity shares. In May 2001, we issued 26,775,000 shares to the public and 2,975,000 shares to Kinder Morgan, Inc., using all of the net proceeds of approximately $991.9 million to purchase 29,750,000 i-units from Kinder Morgan Energy Partners, L.P.

On February 14, 2002, we paid a share distribution of 453,970 shares to shareholders of record as of January 31, 2002, based on the $0.55 per common unit distribution declared by Kinder Morgan Energy Partners, L.P. On May 15, 2002, we will pay a share distribution of 527,572 shares to shareholders of record as of April 30, 2002, based on the $0.59 per common unit distribution declared by Kinder Morgan Energy Partners, L.P. These distributions are paid in the form of additional shares or fractions thereof based on the average market price of a share determined for a ten-trading day period ending on the trading day immediately prior to the ex-dividend date for our shares.

4.   Business Activities and Related Party Transactions

We do not receive a fee for our service under the delegation of control agreement, nor do we receive any margin or profit on the expense reimbursement. We incurred approximately $23.7 million of expenses on behalf of Kinder Morgan Energy Partners, L.P. during the quarter ended March 31, 2002. The expense reimbursements by Kinder Morgan Energy Partners, L.P. to us are accounted for as a reduction to the expense incurred. At March 31, 2002, a $0.2 million receivable from Kinder Morgan Energy Partners, L.P. is recorded in the caption "Accounts Receivable: Related Party" in the accompanying interim Consolidated Balance Sheet.

5.   Summarized Income Statement Information for Kinder Morgan Energy Partners, L.P.

At March 31, 2002, through our ownership of Kinder Morgan Energy Partners, L.P. i-units, we owned approximately 18.7% of all of Kinder Morgan Energy Partners, L.P.'s outstanding limited partner interests. We use the equity method of accounting for this investment and, therefore, record earnings equal to approximately 18.7% of Kinder Morgan Energy Partners, L.P.'s limited partners' net income. Our percentage ownership will change over time upon distribution of additional i-units to us and/or upon issuance of additional common units or other equity securities by Kinder Morgan Energy Partners, L.P. Following is summarized income statement information for Kinder Morgan Energy Partners, L.P. Additional information on Kinder Morgan Energy Partners, L.P.'s results of operations and financial position are contained in its quarterly report on Form 10-Q for the quarter ended March 31, 2002.

Three Months Ended March 31,
	2002	2001
(In thousands)

Operating Revenues	$ 803,065	$ 1,028,645
Operating Expenses	637,209	890,294

Operating Income	$ 165,856	$ 138,351
	===========	===========

Net Income	$ 141,433	$ 101,667
	===========	===========

6.    Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations. This Statement addresses financial accounting and reporting for business combinations. In June 2001, the FASB also issued SFAS No. 142, Goodwill and Other Intangible Assets. This Statement addresses financial accounting and reporting for (i) intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition and (ii) goodwill and other intangible assets subsequent to their acquisition. In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. We do not expect these recent pronouncements to have an impact on our financial statements, except for any impacts that may result from changes in our equity in earnings of Kinder Morgan Energy Partners, L.P. as a result of its adoption of these pronouncements.

On April 30, 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This Statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt and SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements, as well as SFAS No. 44, Accounting for Intangible Assets of Motor Carriers. It also amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this Statement related to the rescission of SFAS No. 4 shall be applied in fiscal years beginning after May 15, 2002. The provisions related to the amendment to SFAS No. 13 shall be effective for transactions occurring after May 15, 2002. All other provisions in this Statement shall be effective for financial statements issued on or after May 15, 2002. Early application of the provisions of this Statement is encouraged, and may be as of the beginning of the fiscal year or as of the beginning of the interim period in which this Statement is issued.

As a result of the rescission of SFAS No. 4, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30, Reporting the Results of Operations- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Applying the provisions of Accounting Principles Board Opinion No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. We do not expect this Statement to have an impact on our financial statements.

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

Business

Kinder Morgan G.P., Inc. has delegated to us, to the fullest extent permitted under Delaware law and Kinder Morgan Energy Partners, L.P.'s limited partnership agreement, all of its rights and powers to manage and control the business and affairs of Kinder Morgan Energy Partners, L.P., subject to Kinder Morgan G.P., Inc.'s right to approve specified actions.

Financial Condition

As indicated by the accompanying interim Consolidated Balance Sheets, there has been no material change in our financial condition during the current quarter.

Results of Operations

Our results of operations consist of (i) the offsetting expenses and expense reimbursements associated with our managing and controlling the business and affairs of Kinder Morgan Energy Partners, L.P. and (ii) our equity in the earnings of Kinder Morgan Energy Partners, L.P. attributable to the i-units we own. At March 31, 2002, through our ownership of i-units, we owned approximately 18.7% of all of Kinder Morgan Energy Partners, L.P.'s outstanding limited partner interests. We use the equity method of accounting for this investment and, therefore, record earnings equal to approximately 18.7% of Kinder Morgan Energy Partners, L.P.'s limited partners' net income. Our percentage ownership will change over time upon distribution of additional i-units to us and/or upon issuance of additional common units or other equity securities by Kinder Morgan Energy Partners, L.P.

For the quarters ended March 31, 2002 and 2001, Kinder Morgan Energy Partners, L.P. reported limited partners' net income of $79.6 million and $60.0 million, respectively. The reported segment earnings contribution by business segment was as follows. This information should be read in conjunction with Kinder Morgan Energy Partners, L.P.'s 2001 Form 10-K and with its Form 10-Q for the quarter ended March 31, 2002, which will be filed with the Securities and Exchange Commission on or before May 15, 2002.

Kinder Morgan Energy Partners, L.P.
	Three Months Ended March 31,
	2002	2001
Segment Earnings Contribution:	(In thousands)
Product Pipelines	$ 81,947	$ 69,848
Natural Gas Pipelines	67,535	58,672
CO2 Pipelines	21,259	23,462
Terminals	38,888	31,079
General and Administrative Expenses	(26,347)	(28,585)
Net Debt Costs (Includes Interest Income)	(39,022)	(49,807)
Minority Interest	(2,827)	(3,002)
Net Income	$ 141,433	$ 101,667
	=========	=========

Kinder Morgan Management, LLC

Our earnings, as reported in the accompanying interim Consolidated Statements of Income, represent equity in earnings attributable to the i-units we own, reduced by a deferred income tax provision. The deferred income tax provision is calculated based on the book/tax basis difference created by our recognition, under accounting principles generally accepted in the United States of America, of our share of the earnings of Kinder Morgan Energy Partners, L.P. Our earnings per share (both basic and diluted) is our net income divided by our weighted-average number of outstanding shares during each period presented.

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

Liquidity and Capital Resources

Our capital structure consists of two classes of interests: (1) our listed shares and (2) our voting shares, collectively referred to as "our shares." The number of our outstanding shares will at all times equal the number of i-units of Kinder Morgan Energy Partners, L.P. we own. The distributions we receive from Kinder Morgan Energy Partners, L.P. on the i-units we own are in the form of additional i-units and, at the same time we receive these distributions, we distribute an equal amount of additional shares to our shareholders. Pursuant to the Kinder Morgan, Inc. exchange provisions contained in our limited liability company agreement, holders of our shares have the right to exchange any or all of their listed shares for common units of Kinder Morgan

Energy Partners, L.P. owned by Kinder Morgan, Inc. (although Kinder Morgan, Inc. may, at its option, pay cash for such listed shares presented for exchange). As of March 31, 2002, approximately 2.9 million listed shares had been exchanged for Kinder Morgan Energy Partners, L.P. common units. As a result of its initial purchase of our shares and the impact of these exchanges and distributions of our shares it has received, at March 31, 2002, Kinder Morgan, Inc. owned approximately 6.1 million (19.7%) of our outstanding shares. Our 2001 Form 10-K contains additional information regarding our capital structure.

On February 14, 2002, we paid a share distribution of 453,970 shares to shareholders of record as of January 31, 2002, based on the $0.55 per common unit distribution declared by Kinder Morgan Energy Partners, L.P. On May 15, 2002, we will pay a share distribution of an aggregate of 527,572 shares to shareholders of record as of April 30, 2002, based on the $0.59 per common unit distribution declared by Kinder Morgan Energy Partners, L.P. These distributions are paid in the form of additional shares or fractions thereof based on the average market price of a share determined for a ten-trading day period ending on the trading day immediately prior to the ex-dividend date for our listed shares.

We expect that our expenditures associated with managing and controlling the business and affairs of Kinder Morgan Energy Partners, L.P. and the reimbursement for these expenditures received by us from Kinder Morgan Energy Partners, L.P. will continue to be equal. As stated above, the distributions we expect to receive on the i-units we own will be in the form of additional i-units. Therefore, we expect neither to generate nor to require significant amounts of cash in ongoing operations. We currently have no debt and have no plans to incur any debt. Any cash received from the sale of additional shares will be immediately used to purchase additional i-units from Kinder Morgan Energy Partners, L.P. Accordingly, we do not anticipate any other sources or needs for additional liquidity.

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

•	changes in Kinder Morgan Energy Partners, L.P.'s tariff rates implemented by the Federal Energy Regulatory Commission or the California Public Utilities Commission;
•	Kinder Morgan Energy Partners, L.P.'s ability to integrate any acquired operations into its existing operations;

•	difficulties or delays experienced by railroads, barges, trucks, ships or pipelines in delivering products to Kinder Morgan Energy Partners, L.P.'s terminals;
•	Kinder Morgan Energy Partners, L.P.'s ability to successfully identify and close strategic acquisitions and make cost saving changes in operations;
•	shut-downs or cutbacks at major refineries, petrochemical or chemical plants, utilities, military bases or other businesses that use or supply Kinder Morgan Energy Partners, L.P.'s services;
•

changes in laws or regulations, third party relations and approvals, decisions of courts, regulators and governmental bodies may adversely affect Kinder Morgan Energy Partners, L.P.'s business or its ability to compete;

•

Kinder Morgan Energy Partners, L.P.'s indebtedness could make it vulnerable to general adverse economic and industry conditions, limit its ability to borrow additional funds, place it at competitive disadvantages compared to its competitors that have less debt or have other adverse consequences;

•	interruptions of electric power supply to facilities due to natural disasters, power shortages, strikes, riots, terrorism, war or other causes;
•	acts of sabotage, terrorism or other similar acts causing damage greater than our insurance coverage;
•	the condition of the capital markets and equity markets in the United States; and
•	the political and economic stability of the oil producing nations of the world.

One should not put an undue reliance on forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The nature of our business and operations is such that no activities or transactions of the type requiring discussion under this item are conducted or entered into.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

There are currently no legal proceedings involving us in progress or pending.

Item 2.  Changes in Securities and Use of Proceeds.

During the quarter ended March 31, 2002, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.
(A) Exhibits

None.

(B) Reports on Form 8-K.

(1)	Current Report on Form 8-K dated January 16, 2002 was filed on January 16, 2002 pursuant to Item 9. of that form.

Pursuant to Item 9. of that form, Kinder Morgan Management, LLC announced its intention to make presentations on January 17, 2002 to analysts and others to address various strategic and financial issues relating to the business plans and objectives of Kinder Morgan, Inc., Kinder Morgan Energy Partners, L.P. and Kinder Morgan Management, LLC, and the availability of materials to be presented at the meetings on Kinder Morgan, Inc.'s website.

(2)	Current Report on Form 8-K dated April 9, 2002 was filed on April 10, 2002 pursuant to Item 9. of that form.

Pursuant to Item 9. of that form, Kinder Morgan Management, LLC announced its intention to make presentations on April 10, 2002 at the 30th Annual Howard Weil Energy Conference to investors and others to address various strategic and financial issues relating to the business plans and objectives of Kinder Morgan, Inc., Kinder Morgan Energy Partners, L.P. and Kinder Morgan Management, LLC, and the availability of materials to be presented at the meetings on Kinder Morgan, Inc.'s website.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINDER MORGAN MANAGEMENT, LLC (Registrant)

May 10, 2002	/s/ C. Park Shaper
C. Park Shaper Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)