Form 10-K/A
period 2001-12-31
KINDER MORGAN MANAGEMENT LLC
filed 2002-06-12
CIK 1135017

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                  FORM 10-K/A


                               (AMENDMENT NO. 1)


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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         KINDER MORGAN MANAGEMENT, LLC

                                    CONTENTS


                                                                               PAGE
                                                                              NUMBER
                                                                              -------
                                       PART I
Items 1 and 2.  Business and Properties.....................................        1
Item 3.         Legal Proceedings...........................................        4
Item 4.         Submission of Matters to a Vote of Security Holders.........        4

                                       PART II
Item 5.         Market for the Registrant's Common Equity and Related
                Shareholder Matters.........................................        4
Item 6.         Selected Financial Data.....................................        5
Item 7.         Management's Discussion and Analysis of Financial Condition
                and Results of Operations...................................        6
Item 7A.        Quantitative and Qualitative Disclosures About Market
                Risk........................................................       12
Item 8.         Financial Statements and Supplementary Data.................       13
Item 9.         Changes in and Disagreements with Accountants on Accounting
                and Financial Disclosure....................................       25

                                      PART III
Item 10.        Directors and Executive Officers of the Registrant..........       25
Item 11.        Executive Compensation......................................       28
Item 12.        Security Ownership of Certain Beneficial Owners and
                Management..................................................       33
Item 13.        Certain Relationships and Related Transactions..............       35

                                       PART IV
Item 14.        Exhibits, Financial Statement Schedules, and Reports on Form
                8-K.........................................................       38
Signatures..................................................................       41
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

     We have no properties. Our assets consist of a small amount of working capital and the i-units that we own.


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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                     INDEX


                                                              PAGE
                                                              ----
Report of Independent Accountants...........................   14
Consolidated Statement of Income............................   15
Consolidated Balance Sheet..................................   16
Consolidated Statement of Shareholders' Equity..............   17
Consolidated Statement of Cash Flows........................   18
Notes to Consolidated Financial Statements..................   19
Selected Quarterly Financial Data (unaudited)...............   24

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

  (E) INCOME TAXES

     We are a limited liability company that has elected to be treated as a corporation for federal income tax purposes. Deferred income tax assets and liabilities are recognized for temporary differences between the basis

                  KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY of our assets and liabilities for financial reporting and tax purposes. We include changes in tax legislation in the relevant computations in the period in which such changes are effective.

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

     Pursuant to the Kinder Morgan, Inc. exchange provisions which constitute part of our limited liability company agreement, holders of our shares have the right, at their option, to exchange any or all of their whole shares for common units of Kinder Morgan Energy Partners, L.P. owned by Kinder Morgan, Inc., directly or indirectly through its subsidiaries, at an exchange rate of one common unit per one share. At any time, instead of delivering a common unit, Kinder Morgan, Inc. may elect to make a cash payment in respect of any share surrendered for exchange by giving notice of the election to the surrendering holder not more than three trading days after such share is surrendered for exchange. This cash payment shall be in an amount, per share delivered for exchange, equal to the average of the closing price of common units on the three trading days commencing two trading days after Kinder Morgan, Inc. gives such notice to such holder. Kinder Morgan, Inc. will make this cash payment as promptly as practicable after the completion of such three trading day

                  KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY period. As of December 31, 2001, 2,840,374 shares (after adjustment for the August 31, 2001 two-for-one share split) had been exchanged for Kinder Morgan Energy Partners' common units. As a result of these exchanges, at December 31, 2001, Kinder Morgan, Inc. owned 5,956,946, or approximately 19.4%, of our outstanding shares.

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

                  KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY

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

                  KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY

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

     (b) Exhibits


        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          3.1            Form of Certificate of Formation of the Company (filed as
                         Exhibit 3.1 to the Company's Registration Statement on Form
                         S-1 (Registration No. 333-55868) and incorporated by
                         reference herein).
          3.2            Form of Amended and Restated Limited Liability Company
                         Agreement of the Company (filed as Exhibit 3.2 to the
                         Company's Registration Statement on Form S-1 (Registration
                         No. 333-55868) and incorporated by reference herein).
          4.1            Form of certificate representing shares of the Company
                         (filed as Exhibit 4.1 to the Company's Registration
                         Statement on Form S-1 (Registration No. 333-55868) and
                         incorporated by reference herein).
          4.2            Form of Purchase Provisions between the Company and Kinder
                         Morgan, Inc. (included as Annex B to the Amended and
                         Restated Limited Liability Company Agreement filed as
                         Exhibit 3.2 to the Company's Registration Statement on Form
                         S-1 (Registration No. 333-55868) and incorporated by
                         reference herein).
          4.3            Form of Exchange Provisions between the Company and Kinder
                         Morgan, Inc. (included as Annex A to the Amended and
                         Restated Limited Liability Company Agreement filed as
                         Exhibit 3.2 to the Company's Registration Statement on Form
                         S-1 (Registration No. 333-55868) and incorporated by
                         reference herein).
          4.4*           Form of Registration Rights Agreement between the Company
                         and Kinder Morgan, Inc.
         10.1            Form of Tax Indemnity Agreement between the Company and
                         Kinder Morgan, Inc. (filed as Exhibit 10.1 to the Company's
                         Registration Statement on Form S-1 (Registration No.
                         333-55868) and incorporated by reference herein).
         10.2            Delegation of Control Agreement among Kinder Morgan
                         Management, LLC, Kinder Morgan G.P., Inc. and Kinder Morgan
                         Energy Partners, L.P. and its operating partnerships (filed as Exhibit 10.1 to the Kinder Morgan Energy Partners, L.P.
                         June 30, 2001 Form 10-Q (Commission File No. 1-11234)).
         10.3            Retention Agreement dated January 16, 2002, by and between
                         Kinder Morgan, Inc. and C. Park Shaper (filed as Exhibit
                         10(l) to Kinder Morgan, Inc.'s 2001 Annual Report on Form
                         10-K (Commission File No. 1-6446)).
         21.1*           List of Subsidiaries.


---------------

* Filed previously.


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


Date: May 20, 2002

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

     Aggregate market value of the Common Units held by non-affiliates of the registrant, based on closing prices in the daily composite list for transactions on the New York Stock Exchange on January 31, 2002 was approximately $3,768,143,733. This figure assumes that only the general partner of the registrant, Kinder Morgan, Inc., Kinder Morgan Management, LLC, their subsidiaries and their officers and directors were affiliates. As of January 31, 2002, the registrant had 129,862,418 Common Units outstanding.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      KINDER MORGAN ENERGY PARTNERS, L.P.

                               TABLE OF CONTENTS

                                                                                  PAGE
                                                                                 NUMBER
                                                                                 ------
                                             PART I
Items 1 and 2.    Business and Properties.....................................        1
                    General...................................................        1
                    Business Strategy.........................................        4
                    Recent Developments.......................................        5
                    Products Pipelines........................................        6
                    Natural Gas Pipelines.....................................       16
                    CO(2) Pipelines...........................................       20
                    Terminals.................................................       22
                    Major Customers...........................................       25
                    Employees.................................................       25
                    Regulation................................................       26
                    Environmental Matters.....................................       29
                    Risk Factors..............................................       31
Item 3.           Legal Proceedings...........................................       33
Item 4.           Submission of Matters to a Vote of Security Holders.........       33

                                            PART II
Item 5.           Market for the Registrant's Equity and Related Security
                  Holder Matters..............................................       33
Item 6.           Selected Financial Data.....................................       35
Item 7.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...................................       37
                    Critical Accounting Policies and Estimates................       37
                    Results of Operations.....................................       37
                    Outlook...................................................       42
                    Liquidity and Capital Resources...........................       44
                    New Accounting Pronouncements.............................       55
                    Information Regarding Forward-Looking Statements..........       56
Item 7A.          Quantitative and Qualitative Disclosures About Market
                  Risk........................................................       57
Item 8.           Financial Statements and Supplementary Data.................       59
Item 9.           Changes in and Disagreements with Accountants on Accounting
                  and Financial Disclosure....................................       59

                                            PART III
Item 10.          Directors and Executive Officers of the Registrant..........       60
Item 11.          Executive Compensation......................................       63
Item 12.          Security Ownership of Certain Beneficial Owners and
                  Management..................................................       68
Item 13.          Certain Relationships and Related Transactions..............       70

                                            PART IV
Item 14.          Exhibits, Financial Statement Schedules, and Reports on Form
                  8-K.........................................................       71
                  Financial Statements........................................       71
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

     Natural gas liquids are typically extracted from natural gas in liquid form under low temperature and high pressure conditions. Natural gas liquid products and related uses are as follows:

PRODUCT                                          USE
-------                                          ---
Propane...........   Residential heating, industrial and agricultural uses,
                     petrochemical feedstock
Isobutane.........   Further processing
Natural              Further processing or blending into gasoline motor fuel
  gasoline........
Ethane............   Feedstock for petrochemical plants
Normal butane.....   Feedstock for petrochemical plants or blending into gasoline motor fuel

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

     Markets. Plantation ships products for approximately 40 companies to terminals throughout the southeastern United States. Plantation's principal customers are Gulf Coast refining and marketing compa-nies, fuel wholesalers, and the United States Department of Defense. Plantation's top 6 shippers represent approximately 80% of total system volumes.

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

     (b) Reports on Form 8-K

     Current Report on Form 8-K was furnished on November 9, 2001, pursuant to
Item 9 of that form. We provided notice that we, along with KMI, a subsidiary of which serves as our general partner, and Kinder Morgan Management, LLC, a subsidiary of our general partner that manages and controls our business and affairs, intended to make several presentations beginning on November 9, 2001 and continuing over a two-week period, to analysts and others to address various strategic and financial issues relating to the business plans and objective of ourselves, KMI and Kinder Morgan Management, LLC. Notice was also given that prior to the meeting, interested parties would be able to view the materials presented at the meetings by visiting KMI's website at: http://www.kindermorgan.com/investor_relations/presentations/ kmi_nov2001_presentation.pdf

     Current Report on Form 8-K was filed on December 24, 2001, pursuant to Item 5 of that form. We reported that on December 17, 2001 we had announced that we had entered into a definitive agreement to purchase Tejas Gas, LLC, a wholly owned subsidiary of InterGen (North America), Inc., for approximately $750,000,000 in cash. Tejas Gas owns an approximately 3,400-mile natural gas intrastate pipeline system that extends from South Texas along the Mexico border and the Texas Gulf Coast to near the Louisiana border, and north from near Houston to East Texas. The transaction is expected to close in the first quarter of 2002.

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

     Financial information by segment follows (in thousands):

                                                      2001         2000         1999
                                                   ----------   ----------   ----------
Revenues
  Product Pipelines..............................  $  605,392   $  420,272   $  313,017
  Natural Gas Pipelines..........................   1,869,315      174,187        1,096
  CO(2) Pipelines................................     122,094       89,214           23
  Terminals......................................     349,875      132,769      114,613
                                                   ----------   ----------   ----------
  Total consolidated revenues....................  $2,946,676   $  816,442   $  428,749
                                                   ==========   ==========   ==========
Operating income
  Product Pipelines..............................  $  295,288   $  193,424   $  185,998
  Natural Gas Pipelines..........................     171,811       97,305           88
  CO(2) Pipelines................................      59,295       47,901           18
  Terminals......................................     136,443       36,996       36,917
                                                   ----------   ----------   ----------
  Total segment operating income.................     662,837      375,626      223,021
  Corporate administrative expenses..............     (99,009)     (60,065)     (35,614)
                                                   ----------   ----------   ----------
  Total consolidated operating Income............  $  563,828   $  315,561   $  187,407
                                                   ==========   ==========   ==========
Earnings from equity investments, net of amortization of excess costs
  Product Pipelines..............................  $   22,686   $   29,105   $   21,395
  Natural Gas Pipelines..........................      21,156       14,975        2,759
  CO(2) Pipelines................................      31,981       19,328       14,487
  Terminals......................................          --           --           23
                                                   ----------   ----------   ----------
  Consolidated equity earnings, net of
     amortization................................  $   75,823   $   63,408   $   38,664
                                                   ==========   ==========   ==========

                                                      2001         2000         1999
                                                   ----------   ----------   ----------
Interest revenue
  Product Pipelines..............................  $       --   $       --   $       --
  Natural Gas Pipelines..........................          --           --           --
  CO(2) Pipelines................................          --           --           --
  Terminals......................................          --           --           --
                                                   ----------   ----------   ----------
  Total segment interest revenue.................          --           --           --
  Unallocated interest revenue...................       4,473        3,818        1,731
                                                   ----------   ----------   ----------
  Total consolidated interest revenue............  $    4,473   $    3,818   $    1,731
                                                   ==========   ==========   ==========
Interest (expense)
  Product Pipelines..............................  $       --   $       --   $       --
  Natural Gas Pipelines..........................          --           --           --
  CO(2) Pipelines................................          --           --           --
  Terminals......................................          --           --           --
                                                   ----------   ----------   ----------
  Total segment interest (expense)...............          --           --           --
  Unallocated interest (expense).................    (175,930)     (97,102)     (54,336)
                                                   ----------   ----------   ----------
  Total consolidated interest (expense)..........  $ (175,930)  $  (97,102)  $  (54,336)
                                                   ==========   ==========   ==========

                                                      2001         2000         1999
                                                   ----------   ----------   ----------
Other, net
  Product Pipelines..............................  $      440   $   10,492   $    9,948
  Natural Gas Pipelines..........................         749          744       14,159
  CO(2) Pipelines................................         547          741          710
  Terminals......................................         226        2,607         (669)
                                                   ----------   ----------   ----------
  Total consolidated other, net..................  $    1,962   $   14,584   $   24,148
                                                   ==========   ==========   ==========
Income tax benefit (expense)
  Product Pipelines..............................  $   (9,653)  $  (11,960)  $   (8,493)
  Natural Gas Pipelines..........................          --           --          (45)
  CO(2) Pipelines................................          --           --           --
  Terminals......................................      (6,720)      (1,974)      (1,288)
                                                   ----------   ----------   ----------
  Total consolidated income tax benefit
     (expense)...................................  $  (16,373)  $  (13,934)  $   (9,826)
                                                   ==========   ==========   ==========
Segment earnings
  Product Pipelines..............................  $  308,761   $  221,061   $  208,848
  Natural Gas Pipelines..........................     193,716      113,024       16,961
  CO(2) Pipelines................................      91,823       67,970       15,215
  Terminals......................................     129,949       37,629       34,983
                                                   ----------   ----------   ----------
  Total segment earnings.........................     724,249      439,684      276,007
  Interest and corporate administrative
     expenses(a).................................    (281,906)    (161,336)     (93,705)
                                                   ----------   ----------   ----------
  Total consolidated net income..................  $  442,343   $  278,348   $  182,302
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