Form 10-Q
period 2002-06-30
KINDER MORGAN MANAGEMENT LLC
filed 2002-08-09
CIK 1135017

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	June 30, 2002

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes  X    No

The number of shares outstanding for each of the registrant's classes of common stock, as of the latest practicable date was: voting shares, $0 par value, two shares as of July 31, 2002; listed shares, $0 par value, 31,617,903 shares as of July 31, 2002.

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY
FORM 10-Q
QUARTER ENDED JUNE 30, 2002

Contents

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

CONSOLIDATED BALANCE SHEETS (Unaudited)
Kinder Morgan Management, LLC and Subsidiary

	June 30,	December 31,
	2002	2001
	(In thousands)
ASSETS:
Current Assets:
Accounts Receivable:
Related Party	$ 1,867	$ 6,140
Other	46	43
Prepayments and Other	8,518	8,488
	10,431	14,671

Investment in Kinder Morgan Energy Partners, L.P.	1,049,819	1,020,153

Total Assets	$1,060,250	$1,034,824
	==========	==========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
Accounts Payable	$ 1,531	$ 160
Accrued Expenses and Other	8,800	14,411
	10,331	14,571

Deferred Income Taxes	23,057	11,342

Shareholders' Equity:
Voting Shares - Unlimited Authorized; 2 Shares Issued and Outstanding	100	100
Listed Shares - Unlimited Shares Authorized; 31,617,903 and 30,636,361 Shares
Issued and Outstanding, Respectively	1,057,813	1,024,317
Retained Deficit	(31,051)	(15,506)
Total Shareholders' Equity	1,026,862	1,008,911

Total Liabilities and Shareholders' Equity	$1,060,250	$1,034,824
	==========	==========

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
Kinder Morgan Management, LLC and Subsidiary

	Three Months Ended June 30, 2002	Three Months Ended June 30, 2001	Six Months Ended June 30, 2002	February 14, 2001 (Inception) Through June 30, 2001
(In thousands except per share amounts)
Equity in Earnings of Kinder Morgan
Energy Partners, L.P.	$ 14,872	$ 5,215	$ 29,666	$ 5,215
Provision for Income Taxes	5,797	2,086	11,715	2,086

Net Income	$ 9,075	$ 3,129	$ 17,951	$ 3,129
	===========	===========	===========	===========

Earnings Per Share, Basic and Diluted	$ 0.29	$ 0.40	$ 0.58	$ 0.61
	===========	===========	===========	===========

Weighted-average Shares Outstanding	31,363	7,768	31,117	5,141
	===========	===========	===========	===========

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Kinder Morgan Management, LLC and Subsidiary
Increase (Decrease) in Cash and Cash Equivalents

	Six Months Ended June 30, 2002	February 14, 2001 (Inception) Through June 30, 2001
	(In thousands)
Cash Flows From Operating Activities:
Net Income	$ 17,951	$ 3,129
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Deferred Income Taxes	11,715	2,086
Equity in Earnings of Kinder Morgan Energy Partners, L.P.	(29,666)	(5,215)
Decrease (Increase) in Accounts Receivable	4,270	(4,121)
Increase in Other Current Assets	(30)	(588)
Increase in Accounts Payable	1,371	978
(Decrease) Increase in Other Current Liabilities	(5,611)	3,731
Net Cash Flows Provided by Operating Activities	-	-

Cash Flows From Investing Activities:
Purchase of i-units of Kinder Morgan Energy Partners, L.P.	-	(991,869)
Net Cash Flows Used In Investing Activities	-	(991,869)

Cash Flows From Financing Activities:
Membership Shares Issued	-	1,047,349
Membership Share Issuance Costs	-	(55,480)
Net Cash Flows Provided by Financing Activities	-	991,869

Net Increase in Cash and Cash Equivalents	-	-
Cash and Cash Equivalents at Beginning of Period	-	-
Cash and Cash Equivalents at End of Period	$ -	$ -
	==========	==========

SUPPLEMENTAL CASH FLOW INFORMATION

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. No cash payments for interest or income taxes were made during the periods presented. We issue our shares or fractions thereof in distributions to our shareholders, and receive distributions from Kinder Morgan Energy Partners, L.P. on the i-units we own in the form of additional i-units in noncash transactions discussed in Note 3.

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

By approval of our shareholders other than Kinder Morgan, Inc., effective at the close of business on July 23, 2002, Kinder Morgan, Inc. no longer has an obligation to, upon presentation by the holder, exchange our listed shares for either Kinder Morgan Energy Partners' common units that it owns or, at Kinder Morgan, Inc.'s election, cash. Approximately 872,000 and 940,000 of our listed shares were exchanged in the three months and six months ended June 30, 2002, respectively, and during July 2002 an additional 5.9 million shares were exchanged before the elimination of the exchange feature. Approximately 3.8 million and 9.7 million of our listed shares had been exchanged for Kinder Morgan Energy Partners' common units or cash as of June 30,

2002, and July 23, 2002, respectively. In conjunction with the elimination of the exchange feature, on July 29, 2002, Kinder Morgan, Inc. issued to each of our shareholders (i) .09853 shares of Kinder Morgan, Inc. common stock for each 100 of our listed shares held of record by such shareholder at the close of business on July 23, 2002, and (ii) cash in lieu of fractional shares. At June 30, 2002, Kinder Morgan, Inc. owned approximately 7.1 million (22.4%) of our outstanding shares.

On August 6, 2002, we closed the issue and sale of 12,478,900 listed shares in an underwritten public offering. The net proceeds of approximately $328.6 million from the offering were used to buy i-units from Kinder Morgan Energy Partners. None of the shares from our offering were purchased by Kinder Morgan, Inc. Immediately following our public offering, Kinder Morgan, Inc. owned approximately 13 million (29.4%) of our outstanding shares.

On February 14, 2002, we paid a share distribution of 453,970 shares to shareholders of record as of January 31, 2002, based on the $0.55 per common unit distribution declared by Kinder Morgan Energy Partners, L.P. On May 15, 2002, we paid a share distribution of 527,572 shares to shareholders of record as of April 30, 2002, based on the $0.59 per common unit distribution declared by Kinder Morgan Energy Partners, L.P. On August 14, 2002, we will pay a share distribution of 619,585 shares to shareholders of record as of July 31, 2002, based on the $0.61 per common unit distribution declared by Kinder Morgan Energy Partners, L.P. These distributions are paid in the form of additional shares or fractions thereof based on the average market price of a share determined for a ten-trading day period ending on the trading day immediately prior to the ex-dividend date for our shares.

4.   Business Activities and Related Party Transactions

We do not receive a fee for our service under the delegation of control agreement, nor do we receive any margin or profit on the expense reimbursement. We incurred approximately $26.7 million and $50.5 million of expenses on behalf of Kinder Morgan Energy Partners, L.P. during the three and six months ended June 30, 2002, respectively. The expense reimbursements by Kinder Morgan Energy Partners, L.P. to us are accounted for as a reduction to the expense incurred. At June 30, 2002, a $1.9 million receivable from Kinder Morgan Energy Partners, L.P. is recorded in the caption "Accounts Receivable: Related Party" in the accompanying interim Consolidated Balance Sheet.

5.   Summarized Income Statement Information for Kinder Morgan Energy Partners, L.P.

At June 30, 2002, through our ownership of Kinder Morgan Energy Partners, L.P. i-units, we owned approximately 18.9% of all of Kinder Morgan Energy Partners, L.P.'s outstanding limited partner interests. We use the equity method of accounting for this investment and, therefore, record earnings equal to approximately 18.9% of Kinder Morgan Energy Partners, L.P.'s limited partners' net income. Our percentage ownership will change over time upon distribution of additional i-units to us and/or upon issuance of additional common units or other equity securities by Kinder Morgan Energy Partners, L.P. Following is summarized income statement information for Kinder Morgan Energy Partners, L.P. Additional information on Kinder Morgan Energy Partners, L.P.'s results of operations and financial position are contained in its quarterly report on Form 10-Q for the quarter ended June 30, 2002.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
(In thousands)
Operating Revenues	$ 1,090,936	$ 735,755	$ 1,894,001	$ 1,764,400
Operating Expenses	918,589	597,159	1,555,798	1,487,453

Operating Income	$ 172,347	$ 138,596	$ 338,203	$ 276,947
	===========	===========	===========	===========

Net Income	$ 144,517	$ 104,226	$ 285,950	$ 205,893
	===========	===========	===========	===========

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

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit activity as defined in EITF Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. This Statement eliminates the definition and requirements for recognition of exit costs in EITF Issue 94-3 and establishes that fair value is the objective for initial measurement of the liability. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

We are a publicly traded Delaware limited liability company, formed on February 14, 2001, that has elected to be treated as a corporation for federal income tax purposes. Our voting shares are owned by Kinder Morgan G.P., Inc., an indirect wholly owned subsidiary of Kinder Morgan, Inc. and the general partner of Kinder Morgan Energy Partners, L.P.

Business

Kinder Morgan G.P., Inc. has delegated to us, to the fullest extent permitted under Delaware law and Kinder Morgan Energy Partners, L.P.'s limited partnership agreement, all of its rights and powers to manage and control the business and affairs of Kinder Morgan Energy Partners, L.P., subject to Kinder Morgan G.P., Inc.'s right to approve specified actions.

Financial Condition

As indicated by the accompanying interim Consolidated Balance Sheets, there has been no material change in our financial condition during the current quarter. See "Liquidity and Capital Resources" following for a discussion of our August 2002 public offering of our limited liability shares.

Results of Operations

Our results of operations consist of (i) the offsetting expenses and expense reimbursements associated with our managing and controlling the business and affairs of Kinder Morgan Energy Partners, L.P. and (ii) our equity in the earnings of Kinder Morgan Energy Partners, L.P. attributable to the i-units we own. At June 30, 2002, through our ownership of i-units, we owned approximately 18.9% of all of Kinder Morgan Energy Partners, L.P.'s outstanding limited partner interests. We use the equity method of accounting for this investment and, therefore, record earnings equal to our share of Kinder Morgan Energy Partners, L.P.'s limited partners' net income. Our percentage ownership will change over time upon distribution of additional i-units to us and/or upon issuance of additional common units or other equity securities by Kinder Morgan Energy Partners, L.P.

For the quarters ended June 30, 2002 and 2001, Kinder Morgan Energy Partners, L.P. reported limited partners' net income of $79.3 million and $53.6 million, respectively. For the six months ended June 30, 2002 and 2001, Kinder Morgan Energy Partners, L.P. reported limited partners' net income of $158.9 million and $113.7 million, respectively. Note 5 of the accompanying interim Consolidated Financial Statements contains certain additional information on the results of operations of Kinder Morgan Energy Partners, L.P. The reported segment earnings contribution by business segment for Kinder Morgan Energy Partners, L.P. was as follows. This information should be read in conjunction with Kinder Morgan Energy Partners, L.P.'s 2001 Form 10-K and with its Form 10-Q for the quarter ended March 31, 2002, filed on May 10, 2002 and its Form 10-Q for the quarter ended June 30, 2002, which will be filed with the Securities and Exchange Commission on or before August 14, 2002.

Kinder Morgan Energy Partners, L.P.
	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(In thousands)
Segment Earnings:
Product Pipelines	$ 93,373	$ 85,165	$ 176,351	$ 155,792
Natural Gas Pipelines	61,316	31,996	128,884	90,691
CO2 Pipelines	22,609	23,827	43,978	47,341
Terminals	43,514	32,137	84,413	64,421
Total Segment Earnings	220,812	173,125	433,626	358,245
Interest and Corporate Administrative Expenses[1]	(76,295)	(68,899)	(147,676)	(152,352)
Total Consolidated Net Income	$ 144,517	$ 104,226	$ 285,950	$ 205,893
	=========	=========	=========	=========

1 Includes interest and debt expense, general and administrative expenses, minority interest expense and other insignificant items.

Kinder Morgan Management, LLC

Our earnings, as reported in the accompanying interim Consolidated Statements of Income, represent equity in earnings attributable to the i-units we own, reduced by a deferred income tax provision. The deferred income tax provision is calculated based on the book/tax basis difference created by our recognition of our share of the earnings of Kinder Morgan Energy Partners, L.P. Our earnings per share (both basic and diluted) is our net income divided by our weighted-average number of outstanding shares during each period presented. There are no securities outstanding that may be converted into or exercised for shares.

Income Taxes

We are a limited liability company that has elected to be treated as a corporation for federal income tax purposes. Deferred income tax assets and liabilities are recognized for temporary differences between the basis of our assets and liabilities for financial reporting and tax purposes. Changes in tax legislation are included in the relevant computations in the period in which such changes are effective. Currently, our only such temporary difference (and associated deferred tax expense) results from recognition of the increased investment associated with recording our equity in the earnings of Kinder Morgan Energy Partners, L.P. The effective tax rate for the six months ended June 30, 2002 is 39.5 percent, and is composed of the 35 percent federal statutory rate and 4.5 percent representing state income taxes.

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

By approval of our limited liability shareholders other than Kinder Morgan, Inc., effective at the close of business on July 23, 2002, Kinder Morgan, Inc. no longer has an obligation to, upon presentation by the holder, exchange our listed shares for either Kinder Morgan Energy Partners' common units that it owns or, at Kinder Morgan, Inc.'s election, cash. Approximately 872,000 and 940,000 of our listed shares were exchanged in the three months and six months ended June 30, 2002, respectively, and during July 2002 an additional 5.9 million shares were exchanged before the elimination of the exchange feature. Approximately 3.8 million and 9.7 million of our listed shares had been exchanged for Kinder Morgan Energy Partners' common units or cash as of June 30, 2002, and July 23, 2002, respectively. In conjunction with the elimination of the exchange feature, on July 29, 2002, Kinder Morgan, Inc. issued to each of our shareholders (i) .09853 shares of Kinder Morgan, Inc. common stock for each 100 of our listed shares held of record by such shareholder at the close of business on July 23, 2002, and (ii) cash in lieu of fractional shares. At June 30, 2002, Kinder Morgan, Inc. owned approximately 7.1 million (22.4%) of our outstanding shares.

On August 6, 2002, we we closed the issue and sale of 12,478,900 listed shares in an underwritten public offering. The net proceeds of approximately $328.6 million from the offering were used to buy i-units from Kinder Morgan Energy Partners. None of the shares from our offering were purchased by Kinder Morgan, Inc. Immediately following our public offering, Kinder Morgan, Inc. owned approximately 13 million (29.4%) of our outstanding shares. Our 2001 Form 10-K contains additional information regarding our capital structure.

On February 14, 2002, we paid a share distribution of 453,970 shares to shareholders of record as of January 31, 2002, based on the $0.55 per common unit distribution declared by Kinder Morgan Energy Partners, L.P. On May 15, 2002, we paid a share distribution of an aggregate of 527,572 shares to shareholders of record as of April 30, 2002, based on the $0.59 per common unit distribution declared by Kinder Morgan Energy Partners, L.P. On August 14, 2002, we will pay a share distribution of an aggregate of 619,585 shares to shareholders of record as of July 31, 2002, based on the $0.61 per common unit distribution declared by Kinder Morgan Energy Partners, L.P. These distributions are paid in the form of additional shares or fractions thereof based on the average market price of a share determined for a ten-trading day period ending on the trading day immediately prior to the ex-dividend date for our listed shares.

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

Information Regarding Forward-looking Statements

This filing includes forward-looking statements. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. They use words such as "anticipate," "believe," "intend," "plan," "projection," "forecast," "strategy," "position," "continue," "estimate," "expect," "may," "will," or the negative of those terms or other variations of them or by comparable terminology. In particular, statements, express or implied, concerning future actions, conditions or events or future operating results or the ability to generate sales, income or cash flow or to make distributions are forward-looking statements. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Future actions, conditions or events and future results of our operations may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results are beyond our ability to control or predict. Specific factors that could cause actual results to differ from those in the forward-looking statements include but are not limited to the following:

•

price trends and overall demand for natural gas liquids, refined petroleum products, oil, carbon dioxide, natural gas, coal and other bulk materials in the United States; economic activity, weather, alternative energy sources, conservation and technological advances may affect price trends and demand;

•	changes in Kinder Morgan Energy Partners, L.P.'s tariff rates implemented by the Federal Energy Regulatory Commission or the California Public Utilities Commission;
•	Kinder Morgan Energy Partners, L.P.'s ability to integrate any acquired operations into its existing operations;
•	Kinder Morgan Energy Partners, L.P.'s ability to acquire new businesses and assets and to make expansions to its facilities;
•	difficulties or delays experienced by railroads, barges, trucks, ships or pipelines in delivering products to Kinder Morgan Energy Partners, L.P.'s terminals;
•	Kinder Morgan Energy Partners, L.P.'s ability to successfully identify and close acquisitions and make cost-saving changes in operations;
•	shut-downs or cutbacks at major refineries, petrochemical or chemical plants, utilities, military bases or other businesses that use or supply Kinder Morgan Energy Partners, L.P.'s services;
•

changes in laws or regulations, third party relations and approvals, decisions of courts, regulators and governmental bodies may adversely affect Kinder Morgan Energy Partners, L.P.'s business or its ability to compete;

•	Kinder Morgan Energy Partners, L.P.'s ability to offer and sell equity or debt securities or obtain debt financing in sufficient amounts to implement that portion of its business plan that contemplates growth through acquisitions of operating businesses and assets and expansions of its facilities;

•

Kinder Morgan Energy Partners, L.P.'s indebtedness could make it vulnerable to general adverse economic and industry conditions, limit its ability to borrow additional funds, place it at competitive disadvantages compared to its competitors that have less debt or have other adverse consequences;

•	interruptions of electric power supply to facilities due to natural disasters, power shortages, strikes, riots, terrorism, war or other causes;
•	acts of sabotage and terrorism for which insurance is not available at reasonable premiums;
•	the condition of the capital markets and equity markets in the United States;
•	the political and economic stability of the oil producing nations of the world;
•	national, international, regional and local economic, competitive and regulatory conditions and developments;

•	the ability to achieve cost savings and revenue growth;
•	rates of inflation;
•	interest rates;
•	the pace of deregulation of retail natural gas and electricity;
•	the timing and extent of changes in commodity prices for oil, natural gas, electricity and certain agricultural products; and
•	the timing and success of business development efforts.

You should not put undue reliance on any forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The nature of our business and operations is such that no activities or transactions of the type requiring discussion under this item are conducted or entered into.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

There are currently no legal proceedings involving us in progress or pending.

Item 2.  Changes in Securities and Use of Proceeds.

During the quarter ended June 30, 2002, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.
a)	The Company held a special meeting of shareholders on July 23, 2002 (the "Meeting").

b)	Proxies for the Meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934.

c)	The following matter was voted on at the Meeting:

(1)

A proposal to amend and restate our limited liability company agreement to eliminate the exchange feature of our shares was approved and the number of affirmative votes, negative votes, abstentions and broker non-votes with respect to the matter were as follows:

For	17,469,749
Against	1,949,722
Abstain	49,812
Broker Non-votes	5,345,513

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.
(A) Exhibits.

None.

(B) Reports on Form 8-K.

(1)	Current Report on Form 8-K dated April 9, 2002 was filed on April 10, 2002 pursuant to Item 9. of that form.

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

(2)	Current Report on Form 8-K dated July 23, 2002 was filed on July 23, 2002 pursuant to Item 5. and Item 7. of that form.

Pursuant to Item 5. of that form, Kinder Morgan Management, LLC made two disclosures. First, Kinder Morgan Management, LLC disclosed that on July 23, 2002, Kinder Morgan Management, LLC issued a press release announcing (i) that at a special meeting of shareholders of Kinder Morgan Management, LLC held on July 23, 2002, Kinder Morgan Management, LLC shareholders approved an amendment to Kinder Morgan Management, LLC's limited liability agreement eliminating the exchange feature of Kinder Morgan Management, LLC's shares, and (ii) that Kinder Morgan, Inc. will issue to each Kinder Morgan Management, LLC Shareholder .09853 shares of Kinder Morgan, Inc. common stock for each 100 Kinder Morgan Management, LLC shares held of record by such shareholder at the close of business on July 23, 2002, with cash in lieu of fractional shares. Second, Kinder Morgan Management, LLC disclosed that David G. Dehaemers, Jr., Vice President-Corporate Development, announced his intention to leave Kinder Morgan, Inc. to pursue personal and family interests effective April of 2003.

Pursuant to Item 7. of that form, Kinder Morgan Management, LLC filed the press release of the Company issued July 23, 2002 as an exhibit.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 8, 2002	KINDER MORGAN MANAGEMENT, LLC (Registrant) /s/ C. Park Shaper
C. Park Shaper Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)