Form 10-Q
period 2002-09-30
KINDER MORGAN MANAGEMENT LLC
filed 2002-11-14
CIK 1135017

Table of Contents

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2002
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______

Commission File Number 1-16459

KINDER MORGAN MANAGEMENT, LLC
(Exact name of registrant as specified in its charter)

Delaware	76-0669886
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Dallas Street, Suite 1000, Houston, Texas 77002
(Address of principal executive offices, including zip code)

(713) 369-9000
Registrant's telephone number, including area code

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

Yes  X    No

The number of shares outstanding of the registrant's common stock, $0 par value, as of October 31, 2002 was: two voting shares and 44,716,388 listed shares.

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2002

Contents

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

CONSOLIDATED BALANCE SHEETS (Unaudited)
Kinder Morgan Management, LLC and Subsidiary

	September 30,	December 31,
	2002	2001
	(In thousands)
ASSETS:

Current Assets:
Accounts Receivable:
Related Party	$ 586	$ 6,140
Other	-	43
Prepayments and Other	6,410	8,488
	6,996	14,671

Investment in Kinder Morgan Energy Partners, L.P.	1,397,521	1,032,252

Total Assets	$1,404,517	$1,046,923
	==========	==========

LIABILITIES AND SHAREHOLDERS' EQUITY:

Current Liabilities:
Accounts Payable	$ 1,377	$ 160
Accrued Expenses and Other	5,542	14,411
	6,919	14,571

Deferred Income Taxes	27,747	16,182

Shareholders' Equity:
Voting Shares - Unlimited Authorized; 2 Shares Issued and Outstanding	100	100
Listed Shares - Unlimited Shares Authorized; 44,716,388 and 30,636,361 Shares
Issued and Outstanding, Respectively	1,420,895	1,024,317
Retained Deficit	(46,404)	(15,506)
Accumulated Other Comprehensive Income	(4,740)	7,259
Total Shareholders' Equity	1,369,851	1,016,170

Total Liabilities and Shareholders' Equity	$1,404,517	$1,046,923
	==========	==========

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
Kinder Morgan Management, LLC and Subsidiary

	Three Months Ended September 30,		Nine Months Ended September 30,	February 14, 2001 (Inception) Through September 30, 2001
	2002	2001	2002
(In thousands except per share amounts)
Equity in Earnings of Kinder Morgan
Energy Partners, L.P.	$ 19,709	$ 11,075	$ 49,375	$ 16,290
Provision for Income Taxes	7,785	4,430	19,500	6,516

Net Income	$ 11,924	$ 6,645	$ 29,875	$ 9,774
	===========	===========	===========	===========

Earnings Per Share, Basic and Diluted	$ 0.30	$ 0.22	$ 0.88	$ 0.53
	===========	===========	===========	===========

Weighted-average Shares Outstanding	39,537	29,966	33,954	18,275
	===========	===========	===========	===========

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Kinder Morgan Management, LLC and Subsidiary
Increase (Decrease) in Cash and Cash Equivalents

	Nine Months Ended September 30, 2002	February 14, 2001 (Inception) Through September 30, 2001
	(In thousands)
Cash Flows From Operating Activities:
Net Income	$ 29,875	$ 9,774
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Deferred Income Taxes	19,500	6,516
Equity in Earnings of Kinder Morgan Energy Partners, L.P.	(49,375)	(16,290)
Decrease (Increase) in Accounts Receivable	5,566	(21,881)
Decrease (Increase) in Other Current Assets	2,078	(10,899)
Increase in Accounts Payable	1,217	22,690
(Decrease) Increase in Other Current Liabilities	(8,861)	10,090
Net Cash Flows Provided by Operating Activities	-	-

Cash Flows From Investing Activities:
Purchase of i-units of Kinder Morgan Energy Partners, L.P.	(328,559)	(991,869)
Net Cash Flows Used In Investing Activities	(328,559)	(991,869)

Cash Flows From Financing Activities:
Shares Issued	343,170	1,047,349
Share Issuance Costs	(14,611)	(55,480)
Net Cash Flows Provided by Financing Activities	328,559	991,869

Net Increase in Cash and Cash Equivalents	-	-
Cash and Cash Equivalents at Beginning of Period	-	-
Cash and Cash Equivalents at End of Period	$ -	$ -
	==========	==========

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.   General

Kinder Morgan Management, LLC is a publicly traded Delaware limited liability company formed on February 14, 2001. Kinder Morgan G.P., Inc., an indirect wholly owned subsidiary of Kinder Morgan, Inc., and the general partner of Kinder Morgan Energy Partners, L.P., owns all of our voting shares. Kinder Morgan G.P., Inc. has delegated to us, to the fullest extent permitted under Delaware law and Kinder Morgan Energy Partners, L.P.'s limited partnership agreement, all of its rights and powers to manage and control the business and affairs of Kinder Morgan Energy Partners, L.P., subject to the general partner's right to approve specified actions. We are a limited partner in Kinder Morgan Energy Partners, L.P. through our ownership of its i-units, and manage and control its business and affairs pursuant to the delegation of control agreement. Our success is dependent upon our operation and management of Kinder Morgan Energy Partners, L.P. and its resulting performance, see Note 5.

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

By approval of our shareholders other than Kinder Morgan, Inc., effective at the close of business on July 23, 2002, Kinder Morgan, Inc. no longer has an obligation to, upon presentation by the holder, exchange our listed shares for either Kinder Morgan Energy Partners' common units that it owns or, at Kinder Morgan, Inc.'s election, cash. Approximately 5.9 million and 6.8 million of our listed shares were exchanged in the three months and nine months ended September 30, 2002, respectively. A total of approximately 9.7 million of our listed shares were exchanged for Kinder Morgan Energy Partners' common units or cash prior to the elimination of the exchange feature. In conjunction with the elimination of the exchange feature, on July 29,

2002, Kinder Morgan, Inc. issued to each of our shareholders (i) .09853 shares of Kinder Morgan, Inc. common stock for each 100 of our listed shares held of record by such shareholder at the close of business on July 23, 2002, and (ii) cash in lieu of fractional shares.

On August 6, 2002, we closed the issuance and sale of 12,478,900 listed shares in an underwritten public offering. The net proceeds of approximately $328.6 million from the offering were used to buy additional i-units from Kinder Morgan Energy Partners. None of the shares from our offering were purchased by Kinder Morgan, Inc. At September 30, 2002, Kinder Morgan, Inc. owned approximately 13.2 million (29.6%) of our outstanding shares.

On August 14, 2002, we paid a share distribution of 619,585 shares to shareholders of record as of July 31, 2002, based on the $0.61 per common unit distribution declared by Kinder Morgan Energy Partners, L.P. On November 14, 2002, we will make a distribution totaling 937,658 shares to shareholders of record as of October 31, 2002, based on the $0.61 per common unit distribution declared by Kinder Morgan Energy Partners, L.P. These distributions are paid in the form of additional shares or fractions thereof based on the average market price of a share determined for a ten-trading day period ending on the trading day immediately prior to the ex-dividend date for our shares. We paid distributions totaling 1,601,127 shares in the nine months ended September 30, 2002.

4.   Business Activities and Related Party Transactions

We do not receive a fee for our service under the delegation of control agreement, nor do we receive any margin or profit on the expense reimbursement. We incurred approximately $26.0 million and $78.5 million of expenses on behalf of Kinder Morgan Energy Partners, L.P. during the three and nine months ended September 30, 2002, respectively. The expense reimbursements by Kinder Morgan Energy Partners, L.P. to us are accounted for as a reduction to the expense incurred. At September 30, 2002, a $0.6 million receivable from Kinder Morgan Energy Partners, L.P. is recorded in the caption "Accounts Receivable: Related Party" in the accompanying interim Consolidated Balance Sheet.

5.   Summarized Income Statement Information for Kinder Morgan Energy Partners, L.P.

At September 30, 2002, through our ownership of Kinder Morgan Energy Partners, L.P. i-units, we owned approximately 24.8% of all of Kinder Morgan Energy Partners, L.P.'s outstanding limited partner interests. We use the equity method of accounting for this investment and, therefore, record earnings equal to our share of Kinder Morgan Energy Partners, L.P.'s limited partners' net income. Our percentage ownership will change over time upon distribution of additional i-units to us and/or upon issuance of additional common units or other equity securities by Kinder Morgan Energy Partners, L.P. Following is summarized income statement information for Kinder Morgan Energy Partners, L.P. Additional information on Kinder Morgan Energy Partners, L.P.'s results of operations and financial position are contained in its quarterly report on Form 10-Q for the quarter ended September 30, 2002.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
(In thousands)
Operating Revenues	$ 1,121,320	$ 638,544	$ 3,015,321	$ 2,402,944
Operating Expenses	931,917	493,652	2,487,715	1,981,105
Operating Income	$ 189,403	$ 144,892	$ 527,606	$ 421,839
	===========	===========	===========	===========

Net Income	$ 158,180	$ 115,792	$ 444,130	$ 321,685
	===========	===========	===========	===========

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

7.    Comprehensive Income

Our comprehensive income, which differs from our net income solely due to our equity in the other comprehensive income of Kinder Morgan Energy Partners, L.P., for the three months and nine months ended September 30, 2002 and 2001 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(In Thousands)
Net Income:	$ 11,924	$ 6,645	$ 29,875	$ 9,774
Other Comprehensive Income, Net of Tax:
Equity in Other Comprehensive Income of
Equity Method Investees	(1,628)	7,795	(11,999)	7,619
Comprehensive Income	$ 10,296	$ 14,440	$ 17,876	$ 17,393
	=========	=========	=========	=========

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

Business

Kinder Morgan G.P., Inc. has delegated to us, to the fullest extent permitted under Delaware law and Kinder Morgan Energy Partners, L.P.'s limited partnership agreement, all of its rights and powers to manage and control the business and affairs of Kinder Morgan Energy Partners, L.P., subject to the general partner's right to approve specified actions.

Financial Condition

As indicated by the accompanying interim Consolidated Balance Sheets, there has been no material change in our financial condition during the current quarter. See "Liquidity and Capital Resources" following for a discussion of our August 2002 public offering of our limited liability shares.

Results of Operations

Our results of operations consist of (i) the offsetting expenses and expense reimbursements associated with our managing and controlling the business and affairs of Kinder Morgan Energy Partners, L.P. and (ii) our equity in the earnings of Kinder Morgan Energy Partners, L.P. attributable to the i-units we own. At September 30, 2002, through our ownership of i-units, we owned approximately 24.8% of all of Kinder Morgan Energy Partners, L.P.'s outstanding limited partner interests. Our percentage ownership will change over time upon distribution of additional i-units to us and/or upon issuance of additional common units or other equity securities by Kinder Morgan Energy Partners, L.P. We use the equity method of accounting for this investment and, therefore, record earnings equal to our share of Kinder Morgan Energy Partners, L.P.'s limited partners' net income.

For the quarters ended September 30, 2002 and 2001, Kinder Morgan Energy Partners, L.P. reported limited partners' net income of $87.8 million and $61.0 million, respectively. For the nine months ended September 30, 2002 and 2001, Kinder Morgan Energy Partners, L.P. reported limited partners' net income of $246.7 million and $174.6 million, respectively. Note 5 of the accompanying interim Consolidated Financial Statements contains additional information on the results of operations of Kinder Morgan Energy Partners, L.P. The reported segment earnings contribution by business segment for Kinder Morgan Energy Partners, L.P. is shown in the following table. This information should be read in conjunction with Kinder Morgan Energy Partners, L.P.'s 2001 Form 10-K and with its Form 10-Q for the quarter ended March 31, 2002, filed on May 10, 2002, its Form 10-Q for the quarter ended June 30, 2002, filed on August 9, 2002 and its Form 10-Q for the quarter ended September 30, 2002, which will be filed with the Securities and Exchange Commission on or before November 14, 2002.

Kinder Morgan Energy Partners, L.P.
	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(In thousands)
Segment Earnings:
Product Pipelines	$ 91,681	$ 79,712	$ 268,032	$ 235,504
Natural Gas Pipelines	71,475	46,788	200,359	137,479
CO2 Pipelines	25,941	21,205	69,919	68,546
Terminals	45,319	36,223	129,732	100,644
Total Segment Earnings	234,416	183,928	668,042	542,173
Interest and Corporate Administrative Expenses[1]	(76,236)	(68,136)	(223,912)	(220,488)
Total Consolidated Net Income	$ 158,180	$ 115,792	$ 444,130	$ 321,685
	=========	=========	=========	=========

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

Income Taxes

We are a limited liability company that has elected to be treated as a corporation for federal income tax purposes. Deferred income tax assets and liabilities are recognized for temporary differences between the basis of our assets and liabilities for financial reporting and tax purposes. Changes in tax legislation are included in the relevant computations in the period in which such changes are effective. Currently, our only such temporary difference (and associated deferred tax expense) results from recognition of the increased investment associated with recording our equity in the earnings of Kinder Morgan Energy Partners, L.P. The effective tax rate for the nine months ended September 30, 2002 is 39.5 percent, and is composed of the 35 percent federal statutory rate and 4.5 percent representing state income taxes.

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

By approval of our limited liability shareholders other than Kinder Morgan, Inc., effective at the close of business on July 23, 2002, Kinder Morgan, Inc. no longer has an obligation to, upon presentation by the holder, exchange our listed shares for either Kinder Morgan Energy Partners' common units that it owns or, at Kinder Morgan, Inc.'s election, cash. Approximately 5.9 million and 6.8 million of our listed shares were exchanged in the three months and nine months ended September 30, 2002, respectively. A total of approximately 9.7 million of our listed shares were exchanged for Kinder Morgan Energy Partners' common units or cash prior to the elimination of the exchange feature. In conjunction with the elimination of the exchange feature, on July 29, 2002, Kinder Morgan, Inc. issued to each of our shareholders (i) .09853 shares of Kinder Morgan, Inc. common stock for each 100 of our listed shares held of record by such shareholder at the close of business on July 23, 2002, and (ii) cash in lieu of fractional shares.

On August 6, 2002, we closed the issuance and sale of 12,478,900 listed shares in an underwritten public offering. The net proceeds of approximately $328.6 million from the offering were used to buy i-units from Kinder Morgan Energy Partners. None of the shares from our offering were purchased by Kinder Morgan, Inc. At September 30, 2002, Kinder Morgan, Inc. owned approximately 13.2 million (29.6%) of our outstanding shares. Our 2001 Form 10-K contains additional information regarding our capital structure.

On August 14, 2002, we paid a share distribution of an aggregate of 619,585 shares to shareholders of record as of July 31, 2002, based on the $0.61 per common unit distribution declared by Kinder Morgan Energy Partners, L.P. On November 14, 2002, we will make a distribution totaling 937,658 shares to shareholders of record as of October 31, 2002, based on the $0.61 per common unit distribution declared by Kinder Morgan Energy Partners, L.P. These distributions are paid in the form of additional shares or fractions thereof based on the average market price of a share determined for a ten-trading day period ending on the trading day immediately prior to the ex-dividend date for our listed shares. We paid distributions totaling 1,601,127 shares in the nine months ended September 30, 2002.

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

Information Regarding Forward-looking Statements

This filing includes forward-looking statements. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. They use words such as "anticipate," "believe," "intend," "plan," "projection," "forecast," "strategy," "position," "continue," "estimate," "expect," "may," "will," or the negative of those terms or other variations of them or comparable terminology. In particular, statements, express or implied, concerning future operating results or the ability to generate sales, income or cash flow are forward-looking statements. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Future actions, conditions or events and future results of our operations may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results are beyond our ability to control or predict. Specific factors that could cause actual results to differ from those in the forward-looking statements include:

•

price trends and overall demand for natural gas liquids, refined petroleum products, oil, carbon dioxide, natural gas, coal and other bulk materials and chemicals in the United States; economic activity, weather, alternative energy sources, conservation and technological advances may affect price trends and demand;

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

•

Kinder Morgan Energy Partners, L.P.'s ability to offer and sell equity securities and debt securities or obtain debt financing in sufficient amounts to implement that portion of its business plan that contemplates growth through acquisitions of operating businesses and assets and expansions of its facilities;

•

Kinder Morgan Energy Partners, L.P.'s indebtedness could make it vulnerable to general adverse economic and industry conditions, limit its ability to borrow additional funds, place it at competitive disadvantages compared to its competitors that have less debt or have other adverse consequences;

•	interruptions of electric power supply to Kinder Morgan Energy Partners, L.P.'s facilities due to natural disasters, power shortages, strikes, riots, terrorism, war or other causes;

•	acts of sabotage, terrorism or other similar acts causing damage greater than Kinder Morgan Energy Partners, L.P.'s insurance coverage;

•	the condition of the capital markets and equity markets in the United States;

•	the political and economic stability of the oil producing nations of the world;

•	national, international, regional and local economic, competitive and regulatory conditions and developments;

•	the ability of Kinder Morgan Energy Partners, L.P. to achieve cost savings and revenue growth;

•	rates of inflation;

•	interest rates;

•	the pace of deregulation of retail natural gas and electricity;

•	the timing and extent of changes in commodity prices for oil, natural gas, electricity and certain agricultural products; and

•	the timing and success of Kinder Morgan Energy Partners, L.P.'s business development efforts.

You should not put undue reliance on any forward-looking statements.

See the "Risk Factors of our Business" section of Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our 2001 Form 10-K for a more detailed description of these and other factors that may affect the forward-looking statements. When considering forward-looking statements, one should keep in mind the risk factors described in our 2001 Form 10-K report. The risk factors could cause our actual results to differ materially from those contained in any forward-looking statement.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The nature of our business and operations is such that no activities or transactions of the type requiring discussion under this item are conducted or entered into.

Item 4.  Controls and Procedures.

Within the 90-day period prior to the filing of this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14(c) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

There are currently no legal proceedings involving us in progress or pending.

Item 2.  Changes in Securities and Use of Proceeds.

During the quarter ended September 30, 2002, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

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

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.

(A) Exhibits.

99.1 Certification of Chief Executive Officer 99.2 Certification of Chief Financial Officer

(B) Reports on Form 8-K.

(1)	Current Report on Form 8-K dated July 23, 2002 was filed on July 23, 2002 pursuant to Item 5. and Item 7. of that form.

Pursuant to Item 5. of that form, Kinder Morgan Management, LLC made two disclosures. First, Kinder Morgan Management, LLC disclosed that on July 23, 2002, Kinder Morgan Management, LLC issued a press release announcing (i) that at a special meeting of shareholders of Kinder Morgan Management, LLC held on July 23, 2002, Kinder Morgan Management, LLC shareholders approved an amendment to Kinder Morgan Management, LLC's limited liability agreement eliminating the exchange feature of Kinder Morgan Management, LLC's shares and (ii) that Kinder Morgan, Inc. will issue to each Kinder Morgan Management, LLC Shareholder .09853 shares of Kinder Morgan, Inc. common stock for each 100 Kinder Morgan Management, LLC shares held of record by such shareholder at the close of business on July 23, 2002, with cash in lieu of fractional shares. Second, Kinder Morgan Management, LLC disclosed that David G. Dehaemers, Jr., Vice President-Corporate Development, announced his intention to leave Kinder Morgan, Inc. to pursue personal and family interests effective April of 2003.

Pursuant to Item 7. of that form, Kinder Morgan Management, LLC filed the press release of the Company issued July 23, 2002 as an exhibit.

(2)	Current Report on Form 8-K dated August 8, 2002 was filed on August 8, 2002 pursuant to Item 7. and Item 9. of that form.

Pursuant to Item 9. of that form, Kinder Morgan Management, LLC disclosed that on August 8, 2002 the Chairman and Chief Executive Officer and Vice President and Chief Financial Officer of Kinder Morgan Management, LLC executed certifications in connection with the Form 10-Q of Kinder Morgan Management, LLC for the period ended June 30, 2002 pursuant to the Sarbanes-Oxley Act of 2002.

Pursuant to Item 7. of that form, Kinder Morgan Management, LLC filed copies of such certifications as an exhibit.

(3)	Current Report on Form 8-K dated August 14, 2002 was filed on August 14, 2002 pursuant to Item 9. of that form.

Pursuant to Item 9. of that form, Kinder Morgan Management, LLC announced its intention to make presentations on August 14, 2002 at the UBS Warburg Equity Investor Tour to investors, analysts and others to address various strategic and financial issues relating to the business plans and objectives of Kinder Morgan, Inc., Kinder Morgan Energy Partners, L.P. and Kinder Morgan Management, LLC, and the availability of materials to be presented at the meetings on Kinder Morgan, Inc.'s website.

(4)	Current Report on Form 8-K dated September 4, 2002 was filed on September 4, 2002 pursuant to Item 9. of that form.

Pursuant to Item 9. of that form, Kinder Morgan Management, LLC announced its intention to make presentations on September 4, 2002 at the Lehman Brothers' 2002 CEO Energy/Power Conference to investors, analysts and others to address various strategic and financial issues relating to the business

(5)	Current Report on Form 8-K dated September 17, 2002 was filed on September 17, 2002 pursuant to Item 9. of that form.

Pursuant to Item 9. of that form, Kinder Morgan Management, LLC announced its intention to make presentations on September 19, 2002 at the Global Power & Gas Leaders Conference to investors, analysts and others to address various strategic and financial issues relating to the business plans and objectives of Kinder Morgan, Inc., Kinder Morgan Energy Partners, L.P. and Kinder Morgan Management, LLC, the availability of materials to be presented at the meetings on Kinder Morgan, Inc.'s website and the ability of interested parties to access the presentations by audio webcast, both live and on-demand.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINDER MORGAN MANAGEMENT, LLC (Registrant)
November 13, 2002	/s/ C. Park Shaper
C. Park Shaper Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Richard D. Kinder, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Kinder Morgan Management, LLC;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Richard D. Kinder
Richard D. Kinder
Chairman and Chief Executive Officer

Date: November 13, 2002

I, C. Park Shaper, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Kinder Morgan Management, LLC;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ C. Park Shaper
C. Park Shaper
Vice President, Treasurer and Chief Financial Officer

Date: November 13, 2002