Form 10-K
period 2002-12-31
KINDER MORGAN MANAGEMENT LLC
filed 2003-02-26
CIK 1135017

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to_____

Commission File Number 1-16459

Kinder Morgan Management, LLC
(Exact name of registrant as specified in its charter)

Delaware	76-0669886
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Dallas Street, Suite 1000, Houston, Texas 77002
(Address of principal executive offices, including zip code)

Registrant's telephone number, including area code (713) 369-9000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Shares Representing Limited Liability Company Interests	New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act:

None
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes [X]    No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2):
  Yes [X]    No [   ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $746,057,847 as of June 28, 2002.

The number of shares outstanding for each of the registrant's classes of common equity, as of January 31, 2003 was approximately two voting shares and 45,654,048 listed shares.

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY

CONTENTS

Kinder Morgan Energy Partners, L.P. Annual Report on Form 10-K for the year ended December 31, 2002	Annex A

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

We make available free of charge on or through our Internet website, at http://www.kindermorgan.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

We are a publicly traded Delaware limited liability company that was formed on February 14, 2001. We are a limited partner in Kinder Morgan Energy Partners, L.P., and manage and control its business and affairs pursuant to a delegation of control agreement. Pursuant to this delegation of control agreement among Kinder Morgan G.P., Inc., Kinder Morgan Energy Partners, L.P., Kinder Morgan Energy Partners, L.P.'s operating partnerships and us:

•

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

•	We have agreed that we will not take any of the following actions without the approval of Kinder Morgan G.P., Inc.:
-	amend or propose an amendment to the Kinder Morgan Energy Partners, L.P. partnership agreement,
-	change the amount of the distribution made on the Kinder Morgan Energy Partners, L.P. common units,
-	allow a merger or consolidation involving Kinder Morgan Energy Partners, L.P.,
-	allow a sale or exchange of all or substantially all of the assets of Kinder Morgan Energy Partners, L.P.,
-	dissolve or liquidate Kinder Morgan Energy Partners, L.P.,
-	take any action requiring unitholder approval,

-	call any meetings of the Kinder Morgan Energy Partners, L.P. common unitholders,
-

take any action that, under the terms of the partnership agreement of Kinder Morgan Energy Partners, L.P., must or should receive a special approval of the conflicts and audit committee of Kinder Morgan G.P., Inc.,

-	take any action that, under the terms of the partnership agreement of Kinder Morgan Energy Partners, L.P., cannot be taken by the general partner without the approval of all outstanding units,
-

settle or compromise any claim or action directly against or otherwise relating to indemnification of our or the general partner's (and respective affiliates) officers, directors, managers or members or relating to our structure or securities,

-

settle or compromise any claim or action relating to the i-units, which are a separate class of Kinder Morgan Energy Partners, L.P.'s limited partnership interests, our shares or any offering of our shares,

-	settle or compromise any claim or action involving tax matters,
-

allow Kinder Morgan Energy Partners, L.P. to incur indebtedness if the aggregate amount of its indebtedness then exceeds 50% of the market value of the then outstanding units of Kinder Morgan Energy Partners, L.P., or

-

allow Kinder Morgan Energy Partners, L.P. to issue units in one transaction, or in a series of related transactions, having a market value in excess of 20% of the market value of then outstanding units of Kinder Morgan Energy Partners, L.P.

Kinder Morgan G.P., Inc.:
-	is not relieved of any responsibilities or obligations to Kinder Morgan Energy Partners, L.P. or its unitholders as a result of such delegation,
-	owns or one of its affiliates owns all of our voting shares, and
-

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

Kinder Morgan Energy Partners, L.P. has agreed to:
-	recognize the delegation of rights and powers to us,
-	indemnify and protect us and our officers and directors to the same extent as it does with respect to Kinder Morgan G.P., Inc. as general partner; and
-	reimburse our expenses to the same extent as it does with respect to Kinder Morgan G.P., Inc. as general partner.

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

The withdrawal or removal of Kinder Morgan G.P., Inc. as general partner of Kinder Morgan Energy Partners, L.P. will simultaneously result in the termination of our power and authority to manage and control the business and affairs of Kinder Morgan Energy Partners, L.P. Similarly, if Kinder Morgan G.P., Inc.'s power and authority as general partner are modified in the partnership agreement of Kinder Morgan Energy Partners, L.P., then the power and authority delegated to us will be modified on the same basis. The delegation of control agreement can be amended by all parties to the agreement, but on any amendment that would reduce the time for any notice to which owners of our shares are entitled or would have a material adverse effect on our shares, as determined by our board of directors in its discretion, the approval of the owners of a majority of the shares, excluding shares owned by Kinder Morgan, Inc. and its affiliates, is required.

Through our ownership of i-units, we are a limited partner in Kinder Morgan Energy Partners, L.P. We do not expect to have any cash flow attributable to our ownership of the i-units, but we expect that we will receive quarterly distributions of additional i-units from Kinder Morgan Energy Partners, L.P. The number of additional i-units we receive will be based on the amount of cash to be distributed by Kinder Morgan Energy Partners, L.P. to an owner of a common unit. The amount of cash distributed by Kinder Morgan Energy Partners, L.P. to its owners of common units is dependent on the operations of Kinder Morgan Energy Partners, L.P. and its operating limited partnerships and subsidiaries, and will be determined in accordance with its partnership agreement.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of our shareholders during the fourth quarter of 2002.

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

Our shares are listed for trading on the New York Stock Exchange under the symbol "KMR." The per share price range of our shares by quarter, since our initial public offering, are provided below.

	Market Price Data
	2002		2001[1]
	Low	High	Low	High
Quarter Ended:
March 31	$25.900	$39.100
June 30	$30.400	$36.710	$33.800	$36.275
September 30	$26.880	$34.400	$29.100	$37.095
December 31	$27.440	$32.300	$34.250	$39.540

[1] Shares began trading on May 18, 2001.

There were approximately 6,400 holders of our listed shares as of January 31, 2003, which includes individual participants in security position listings.

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

	Share Distributions
	Shares Distributed Per Outstanding Share		Equivalent Distribution Value Per Share[1]		Total Number of Additional Shares Distributed
Quarter Ended:	2002	2001	2002	2001	2002	2001
March 31	0.016969	-	$ 0.590	$ -	527,572	-
June 30	0.019596	0.014837[2]	$ 0.610	$ 0.525[2]	619,585	441,400[2]
September 30	0.020969	0.014738	$ 0.610	$ 0.550	937,658	444,961
December 31	0.018815	0.014818	$ 0.625	$ 0.550	858,981	453,970

1

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

2	The first quarterly distribution after the issuance of the shares in May 2001.

There were no sales of unregistered equity securities during the periods covered by this report except for the sale of our voting shares to Kinder Morgan G.P., Inc., which was exempt pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item 6.  Selected Financial Data.

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY

	Year Ended December 31,	February 14, 2001 (Inception) Through December 31,
	2002	2001
(In thousands except per share amounts)
Equity in Earnings of Kinder Morgan Energy Partners, L.P.	$ 72,199	$ 28,354
Provision for Income Taxes	26,865	11,342
Net Income	$ 45,334	$ 17,012
	==========	==========
Basic and Diluted Earnings Per Share	$ 1.23	$ 0.78
	==========	==========
Number of Shares Used in Computing
Basic and Diluted Earnings Per Share	36,790	21,756
	==========	==========
Equivalent Distribution Value Per Share[1]	$ 2.435	$ 1.625
	==========	==========
Total Number of Additional Shares Distributed	2,944	1,340
	==========	==========
Total Assets at End of Period	$1,439,190	$1,034,824
	==========	==========

[1]

This is the amount of cash distributions payable to each common unit of Kinder Morgan Energy Partners, L.P. for each period shown. Under the terms of our limited liability company agreement, except in connection with our liquidation, we do not pay distributions on our shares in cash but we make distributions on our shares in additional shares or fractions of shares. At the same time Kinder Morgan Energy Partners, L.P. makes a distribution on its common units and i-units, we distribute on each of our shares that fraction of a share determined by dividing the amount of the cash distribution to be made by Kinder Morgan Energy Partners, L.P. on each common unit by the average market price of a share determined for a ten-trading day period ending on the trading day immediately prior to the ex-dividend date for our shares. Because of this calculation, the market value of the shares distributed on the date of distribution may be less or more than the cash distribution per common unit of Kinder Morgan Energy Partners, L.P.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

We are a publicly traded Delaware limited liability company, formed on February 14, 2001 that has elected to be treated as a corporation for federal income tax purposes. Our voting shares are owned by Kinder Morgan, G.P., Inc., an indirect wholly owned subsidiary of Kinder Morgan, Inc. and the general partner of Kinder Morgan Energy Partners, L.P. Kinder Morgan, Inc. is one of the largest energy storage and transportation companies in the United States, operating, either for themselves or on behalf of Kinder Morgan Energy Partners, L.P., over 30,000 miles of natural gas and refined petroleum products pipelines. Kinder Morgan Energy Partners, L.P. is the largest publicly traded pipeline limited partnership in the United States in terms of market capitalization and the owner and operator of the largest independent refined petroleum products pipeline system in the United States in terms of volumes delivered. Kinder Morgan Energy Partners, L.P. owns and/or operates a diverse group of assets used in the transportation, storage and processing of energy products, including refined petroleum products pipeline systems with more than 10,000 miles of products pipeline and 32 associated terminals. Kinder Morgan Energy Partners, L.P. owns over 15,000 miles of natural gas transportation pipelines, plus natural gas gathering and storage facilities. Kinder Morgan Energy Partners, L.P. also owns or operates approximately 50 liquid and bulk terminal facilities and over 60 rail transloading facilities located throughout the United States, handling over 60 million tons of coal, petroleum coke and other dry-bulk materials annually and having a liquids storage capacity of approximately 35 million barrels for refined petroleum products, chemicals and other liquid products. In addition, Kinder Morgan Energy Partners, L.P. owns Kinder Morgan CO2 Company, L.P., which transports, markets and produces carbon dioxide for use in enhanced oil recovery operations primarily in the Permian Basin of West Texas.

We are a limited partner in Kinder Morgan Energy Partners, L.P., and manage and control its business and affairs pursuant to a delegation of control agreement. Our success is dependent upon our operation and management of Kinder Morgan Energy Partners, L.P. and its resulting performance. Therefore, we have attached as Annex A hereto Kinder Morgan Energy Partners, L.P.'s 2002 Annual Report on Form 10-K. The following discussion should be read in conjunction with the accompanying financial statements and related notes.

Business

Kinder Morgan G.P., Inc. has delegated to us, to the fullest extent permitted under Delaware law and Kinder Morgan Energy Partners, L.P.'s limited partnership agreement, all of its rights and powers to manage and control the business and affairs of Kinder Morgan Energy Partners, L.P. subject to Kinder Morgan G.P., Inc.'s right to approve specified actions.

Results of Operations

Our results of operations consist of the offsetting expenses and revenues associated with our managing and controlling the business and affairs of Kinder Morgan Energy Partners, L.P. and our equity in the earnings of Kinder Morgan Energy Partners, L.P. attributable to the i-units we own. At December 31, 2002, through our ownership of i-units, we owned approximately 25.2% of all of Kinder Morgan Energy Partners, L.P.'s outstanding limited partner interests. We use the equity method of accounting for our investment in Kinder Morgan Energy Partners, L.P. and, therefore, we record earnings equal to approximately 25.2% of Kinder Morgan Energy Partners, L.P.'s limited partners' net income. Our percentage ownership in Kinder Morgan Energy Partners, L.P. will change over time upon the distribution of additional i-units to us or upon issuances of additional common units or other equity securities by Kinder Morgan Energy Partners, L.P.

For the year ended December 31, 2002, Kinder Morgan Energy Partners, L.P. reported limited partners' net income of $337.6 million. The corresponding amount for the prior year was $240.2 million. The reported segment earnings contribution by business segment for Kinder Morgan Energy Partners, L.P. is set forth below. This information should be read in conjunction with Kinder Morgan Energy Partners, L.P.'s 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission, which is attached hereto as Annex A.

Kinder Morgan Energy Partners, L.P.

	Year Ended December 31,
	2002	2001
	(In thousands)
Segment Earnings Contribution:
Product Pipelines	$ 359,635	$ 312,464
Natural Gas Pipelines	276,766	193,804
CO2 Pipelines	100,983	92,087
Terminals	175,569	136,178
General and Administrative Expenses	(118,857)	(109,293)
Net Debt Costs (Includes Interest Income)	(176,460)	(171,457)
Minority Interest	(9,559)	(11,440)
Other[1]	300	-
Net Income	$ 608,377	$ 442,343
	=========	=========

[1]	Represents net impact of changes in environmental reserves in the Products Pipelines and Terminals segments.

Our earnings, as reported in the accompanying Consolidated Statements of Income, represent equity in earnings attributable to the i-units that we own, reduced by a deferred income tax provision. The deferred income tax provision is calculated based on the book/tax basis difference created by our recognition, under accounting principles generally accepted in the United States of America, of our share of the earnings of Kinder Morgan Energy Partners, L.P. Our earnings per share (both basic and diluted) is our net income divided by our weighted-average number of outstanding shares during the periods presented. There are no securities outstanding that may be converted into or exercised for shares.

Income Taxes

We are a limited liability company that has elected to be treated as a corporation for federal income tax purposes. Deferred income tax assets and liabilities are recognized for temporary differences between the basis of our assets and liabilities for financial reporting and tax purposes. Changes in tax legislation are included in the relevant computations in the period in which such changes are effective. Currently, our only such temporary difference results from recognition of the increased investment associated with recording our equity in the earnings of Kinder Morgan Energy Partners, L.P. The effective tax rate used in computing our income tax provision is 38 percent for 2002 (before the impact of the reduction in the tax rate on the cumulative deferred tax liability) and was 40 percent for 2001, composed of the 35 percent federal statutory rate and a provision for state income taxes.

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

Liquidity and Capital Resources

Our authorized capital structure consists of two classes of interests: (1) our listed shares and (2) our voting shares, collectively referred to in this document as our "shares." Additional classes of interests may be approved by our board and holders of a majority of our shares, excluding shares held by Kinder Morgan, Inc. and its affiliates. The number of our shares outstanding will at all times equal the number of i-units of Kinder Morgan Energy Partners, L.P. we own. Under the terms of our limited liability company agreement, except in connection with our liquidation, we do not pay distributions on our shares in cash but we make distributions on our shares in additional shares or fractions of shares. At the same time Kinder Morgan Energy Partners, L.P. makes a distribution on its common units and i-units, we distribute on each of our shares that fraction of a share determined by dividing the amount of the cash distribution to be made by Kinder Morgan Energy Partners, L.P. on each common unit by the average market price of a share determined for a ten-trading day period ending on the trading day immediately prior to the ex- dividend date for our shares.

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

Prior to July 23, 2002, pursuant to the Kinder Morgan, Inc. exchange provisions which constituted part of our limited liability company agreement, holders of our shares had the right, at their option, to exchange any or all of their whole shares for common units of Kinder Morgan Energy Partners, L.P. held by Kinder Morgan, Inc. at an exchange rate of one common unit per share or, at Kinder Morgan, Inc.'s election, cash. By approval of our shareholders other than Kinder Morgan, Inc., effective at the close of business on July 23, 2002, Kinder Morgan, Inc. no longer has an obligation to exchange, upon presentation by the holder, our listed shares for either Kinder Morgan Energy Partners, L.P.'s common units that it owns or, at Kinder Morgan, Inc.'s election, cash. Approximately 6.8 million of our listed shares were exchanged in 2002 prior to the elimination of the exchange feature and a total of approximately 9.7 million of our listed shares were exchanged for Kinder Morgan Energy Partners, L.P.'s common units or cash during all periods prior to the elimination of the exchange feature. In conjunction with the elimination of the exchange feature, on July 29, 2002, Kinder Morgan, Inc. issued to each of our shareholders (i) .09853 shares of Kinder Morgan, Inc. common stock for each 100 of our listed shares held of record by such shareholder at the close of business on July 23, 2002, and (ii) cash in lieu of fractional shares. As a result of these exchanges and quarterly share distributions, at December 31, 2002, Kinder Morgan, Inc. owned 13.5 million, or approximately 29.6 percent, of our outstanding shares.

On January 15, 2003, we announced that our board of directors had declared a share distribution payable on February 14, 2003 to shareholders of record as of January 31, 2003, based on the $0.625 per common unit distribution declared by Kinder Morgan Energy Partners, L.P. This distribution, which is paid in the form of additional shares or fractions thereof, as appropriate, based on the average market price of a share determined for a ten-trading day period ending on the trading day immediately prior to the ex-dividend date for our shares, was 0.018815 shares per outstanding share.

We expect that our expenditures associated with managing and controlling the business and affairs of Kinder Morgan Energy Partners, L.P. and the reimbursement for these expenditures received by us from Kinder Morgan Energy Partners, L.P. will continue to be equal. As stated above, the distributions we expect to receive on the i-units we own will be in the form of additional i-units. Therefore, we expect neither to generate nor to require significant amounts of cash in ongoing operations. We currently have no debt and have no plans to incur any debt. Any cash received from the sale of additional shares will immediately be used to purchase additional i-units. Accordingly, we do not anticipate any other sources or needs for additional liquidity.

Related Party Transactions

Odessa Lateral

Kinder Morgan Energy Partners, L.P., through Kinder Morgan CO2 Company, L.P., has proposed the purchase of a certain 13-mile long, 6-inch diameter carbon dioxide pipeline lateral, referred to herein as the Odessa Lateral, from Morgan Associates Proprietary, LP for approximately $700,000. The Odessa Lateral connects to Kinder Morgan CO2 Company, L.P.'s Central Basin carbon dioxide pipeline and serves, solely, the Emmons and South Cowden carbon dioxide flooding projects located in the Permian Basin and operated by ConocoPhillips. Morgan Associates is a limited partnership controlled by Mr. William V. Morgan and his wife, Sara. Mr. and Mrs. Morgan are the parents of Michael C. Morgan, the President of Kinder Morgan G.P., Inc. and us. Mr. William V. Morgan was Director and Vice Chairman of us and Kinder Morgan G.P., Inc. at the time of his retirement in January 2003.

Mr. William V. Morgan, through Morgan Associates and otherwise, has been an active investor in carbon dioxide pipeline infrastructure since the mid-1980s. In 1996, prior to Kinder Morgan Energy Partners, L.P.'s current management's acquisition of Kinder Morgan G.P., Inc. in February 1997, Morgan Associates constructed the Odessa Lateral for approximately $1.3 million, entered into a long-term transportation agreement with Kinder Morgan CO2 Company, L.P.'s ultimate predecessor in interest to transport carbon dioxide via the Odessa Lateral and entered into an operating agreement with Kinder Morgan CO2 Company, L.P.'s ultimate predecessor in interest. Subsidiaries of Shell Oil Company and Mobil Corporation initially provided the carbon dioxide that was ultimately sold to the South Cowden and Emmons projects. Currently, Kinder Morgan CO2 Company, L.P. sells to ConocoPhillips carbon dioxide used in the Emmons and South Cowden carbon dioxide flooding projects.

In 1998, Kinder Morgan Energy Partners, L.P. contributed its Central Basin Pipeline, its operator's interest under the operating agreement and its rights and obligations under the transportation agreement to Shell CO2 Company, Ltd., a joint venture owned 80% by Shell Oil Company and 20% by Kinder Morgan Energy Partners, L.P. In April 2000, Shell Oil Company elected to sell its 80% interest in Shell CO2 Company, Ltd. and Kinder Morgan Energy Partners, L.P. successfully won the bid and acquired such interest. Kinder Morgan Energy Partners, L.P. renamed Shell CO2 Company, Ltd. as Kinder Morgan CO2 Company, L.P., and Kinder Morgan Energy Partners, L.P. owns a 98.9899% limited partner interest in Kinder Morgan CO2 Company, L.P. and Kinder Morgan G.P., Inc. owns a direct 1.0101% general partner interest. Kinder Morgan CO2 Company, L.P. operates and transports carbon dioxide via the Odessa Lateral, and following Kinder Morgan Energy Partners, L.P.'s acquisition of Shell's joint-venture interest, Kinder Morgan Energy Partners, L.P.'s relationship to Morgan Associates in respect of the Odessa Lateral has returned to the 1998 pre-joint venture level.

In late 2002, ConocoPhillips approached Kinder Morgan CO2 Company, L.P. to discuss transferring some volumes that it was obligated to take or pay for from Kinder Morgan CO2 Company, L.P. at Emmons to another carbon dioxide flooding project it had in the Permian Basin. Kinder Morgan CO2 Company, L.P. was receptive to the proposal. However, any such transfer of volumes required the approval of Morgan Associates. In the first quarter of 2003, following Mr. Morgan's retirement, Kinder Morgan CO2 Company, L.P. approached Morgan Associates regarding such consent and the need to compensate Morgan Associates for any volumes transferred off of the Odessa Lateral. The two parties agreed to pursue compensating Morgan Associates by having Kinder Morgan CO2 Company, L.P. acquire the Odessa Lateral from Morgan Associates.

The estimated purchase price was arrived at as follows: Pursuant to the transportation agreement, Kinder Morgan CO2 Company, L.P. is obligated to pay to Morgan Associates a demand fee, plus a fee on volumes transported (or a minimum transport or pay amount in the event the fee to be received for transported volumes does not exceed such minimum amount) through the Odessa Lateral to the Emmons and South Cowden carbon dioxide flooding projects. Accordingly, the estimated purchase price was arrived at by discounting back, using a commercially reasonable discount rate, the remaining demand fees, plus the remaining minimum transport or pay amounts under Morgan Associates' transportation contracts with Kinder Morgan CO2 Company, L.P. on the Odessa Lateral.

Mr. Michael C. Morgan abstained from all negotiations related to the Odessa Lateral. The transaction is subject to the approval of the Boards of Directors of us and Kinder Morgan G.P., Inc. We expect the transaction to close by the end of March 2003.

Mexican Entity Transfer

In the fourth quarter of 2002, Kinder Morgan, Inc. transferred to Kinder Morgan Energy Partners, L.P. its interests in Kinder Morgan Natural Gas de Mexico, S. de R.L. de C.V., hereinafter referred to as KM Mexico. KM Mexico is the entity through which Kinder Morgan Energy Partners, L.P. is developing the Mexican portion of its Mier-Monterrey natural gas pipeline, hereinafter referred to as the Monterrey Project, which connects to the southern tip of Kinder Morgan Texas Pipeline, L.P.'s intrastate pipeline. The Monterrey Project was initially conceived at Kinder Morgan, Inc. in 1996 and between 1996 and 1998 Kinder Morgan, Inc. and its subsidiaries paid, on behalf of KM Mexico, approximately $2.5 million in connection with the Monterrey Project to explore the feasibility of and to obtain permits for the Mexican portion of the project. Following 1998, the Monterrey Project was dormant at Kinder Morgan, Inc.

In December 2000, when Kinder Morgan, Inc. contributed to Kinder Morgan Energy Partners, L.P. Kinder Morgan Texas Pipeline, L.P., the entity that had been primarily responsible for the Monterrey Project, the Monterrey Project was still dormant (and thought likely to remain dormant indefinitely). Consequently, KM Mexico was not contributed to Kinder Morgan Energy Partners, L.P. at that time.

In 2002, Kinder Morgan Texas Pipeline, L.P. reassessed the Monterrey Project under Kinder Morgan Energy Partners, L.P.'s financial structure and determined that the Monterrey Project was an economically feasible project for Kinder Morgan Energy Partners, L.P. Accordingly, Kinder Morgan, Inc.'s Board of Directors on the one hand, and our and Kinder Morgan G.P., Inc.'s Boards of Directors on the other hand, unanimously determined, respectively, that Kinder Morgan, Inc. should transfer KM Mexico to Kinder Morgan Energy Partners, L.P. for approximately $2.5 million, the amount paid by Kinder Morgan, Inc. and its subsidiaries, on KM Mexico's behalf, in connection with the Monterrey Project between 1996 and 1998.

Recent Accounting Pronouncements

In January 2003, The Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, Consolidation of Variable Interest Entities. This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities (some, but not all, of which have been referred to as "special purpose entities") with certain defined characteristics. One provision of the interpretation increases the minimum amount of third-party investment required to support non-consolidation from 3% to 10%. Certain of the disclosure provisions contained in the interpretation are effective for financial statements issued after January 31, 2003, all of the provisions are immediately applicable to variable interest entities created after January 31, 2003 and public entities with variable interests in entities created before February 1, 2003 are required to apply the provisions (other than the transition disclosure provisions) to that entity no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. We currently have no variable interest entities.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. The provisions of this statement related to the rescission of FASB Statement No. 4 are effective for fiscal years beginning after May 15, 2002, the provisions related to FASB Statement No. 13 are effective for transactions occurring after May 15, 2002, and all other provisions of this statement are effective for financial statements issued on or after May 15, 2002. The principal effect of this statement on our reporting is that, beginning with reporting for 2003, any losses on early retirement of debt will be reported as part of income from continuing operations and separately described, if material. We currently have no outstanding debt.

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This statement contains disclosure requirements that provide descriptions of asset retirement obligations and reconciliations of changes in the components of those obligations. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. Earlier applications are encouraged. We currently have no long-lived assets.

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This interpretation incorporates, without change, the guidance in FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others, which is being superceded. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in this interpretation are effective for financial statements of interim or annual periods after December 15, 2002. The interpretive guidance incorporated from Interpretation No. 34 continues to be required for financial statements for fiscal years ending after June 15, 1981.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. This amendment to FASB Statement No. 123 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of FASB Statement No. 123 to require disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of this statement are effective for financial statements of interim or annual periods after December 15, 2002. Early application of the disclosure provisions is encouraged, and earlier application of the transition provisions is permitted, provided that financial statements for the 2002 fiscal year have not been issued as of the date the statement was issued.

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force

Issue No. 94-3. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of the company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized. We will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002.

We do not expect these new pronouncements to have a significant impact on our financial statements, except for any impacts that may result from changes in our equity in earnings of Kinder Morgan Energy Partners, L.P. as a result of its adoption of these new pronouncements.

Risk Factors of our Business

Our success is dependent upon our operation and management of Kinder Morgan Energy Partners, L.P. and its resulting performance. We are a limited partner in Kinder Morgan Energy Partners, L.P. In the event that Kinder Morgan Energy Partners, L.P. decreases its cash distributions to its common unitholders, distributions of i-units on the i-units that we own will decrease correspondingly, and distributions of additional shares to owners of our shares will decrease as well. The risk factors that affect Kinder Morgan Energy Partners, L.P. also affect us; see "Risk Factors of our Business" for Kinder Morgan Energy Partners, L.P. included in Annex A.

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

Kinder Morgan Energy Partners, L.P. could be treated as a corporation for United States federal income tax purposes. The treatment of Kinder Morgan Energy Partners, L.P. as a corporation would substantially reduce the cash distributions on the common units and the value of i-units that Kinder Morgan Energy Partners, L.P. will distribute quarterly to us and the value of our shares that we will distribute quarterly to our shareholders. The anticipated benefit of an investment in our shares depends largely on the treatment of Kinder Morgan Energy Partners, L.P. as a partnership for United States federal income tax purposes. Kinder Morgan Energy Partners, L.P. has not requested, and does not plan to request, a ruling from the Internal Revenue Service on this or any other matter affecting Kinder Morgan Energy Partners, L.P. Current law requires Kinder Morgan Energy Partners, L.P. to derive at least 90% of its annual gross income from specific activities to continue to be treated as a partnership for United States federal income tax purposes. Kinder Morgan Energy Partners, L.P. may not find it possible, regardless of its efforts, to meet this income requirement or may inadvertently fail to meet this income requirement. Current law may change so as to cause Kinder Morgan Energy Partners, L.P. to be treated as a corporation for United States federal income tax purposes without regard to its sources of income or otherwise subject Kinder Morgan Energy Partners, L.P. to entity-level taxation.

If Kinder Morgan Energy Partners, L.P. were to be treated as a corporation for United States federal income tax purposes, it would pay United States federal income tax on its income at the corporate tax rate, which is currently a maximum of 35%, and would pay state income taxes at varying rates. Distributions to us of additional i-units would generally be taxed as a corporate distribution. Because a tax would be imposed upon Kinder Morgan Energy Partners, L.P. as a corporation, the cash available for distribution to a common unitholder would be substantially reduced, which would reduce the values of

i-units distributed quarterly to us and our shares distributed quarterly to our shareholders. Treatment of Kinder Morgan Energy Partners, L.P. as a corporation would cause a substantial reduction in the value of our shares.

As an owner of i-units, we may not receive value equivalent to the common unit value for our i-unit interest in Kinder Morgan Energy Partners, L.P. if Kinder Morgan Energy Partners, L.P. is liquidated. As a result, a shareholder may receive less per share in our liquidation than is received by an owner of a common unit in a liquidation of Kinder Morgan Energy Partners, L.P. If Kinder Morgan Energy Partners, L.P. is liquidated and Kinder Morgan, Inc. does not satisfy its obligation to purchase your shares, which is triggered by a liquidation, then the value of your shares will depend on the after-tax amount of the liquidating distribution received by us as the owner of i-units. The terms of the i-units provide that no allocations of income, gain, loss or deduction will be made in respect of the i-units until such time as there is a liquidation of Kinder Morgan Energy Partners, L.P. If there is a liquidation of Kinder Morgan Energy Partners, L.P., it is intended that we will receive allocations of income and gain in an amount necessary for the capital account attributable to each i-unit to be equal to that of a common unit. As a result, we will likely realize taxable income upon the liquidation of Kinder Morgan Energy Partners, L.P. However, there may not be sufficient amounts of income and gain to cause the capital account attributable to each i-unit to be equal to that of a common unit. If they are not equal, we, and therefore our shareholders, will receive less value than would be received by an owner of common units.

Further, the tax indemnity provided to us by Kinder Morgan, Inc. only indemnifies us for our tax liabilities to the extent we have not received sufficient cash in the transaction generating the tax liability to pay the associated tax. Prior to any liquidation of Kinder Morgan Energy Partners, L.P., we do not expect to receive cash in a taxable transaction. If a liquidation of Kinder Morgan Energy Partners, L.P. occurs, however, we likely would receive cash which would need to be used at least in part to pay taxes. As a result, our residual value and the value of our shares likely will be less than the value of the common units upon the liquidation of Kinder Morgan Energy Partners, L.P.

Our management and control of the business and affairs of Kinder Morgan Energy Partners, L.P. and its operating partnerships could result in our being liable for obligations to third parties who transact business with Kinder Morgan Energy Partners, L.P. and its operating partnerships and to whom we held ourselves out as a general partner. We could also be responsible for environmental costs and liabilities associated with Kinder Morgan Energy Partners, L.P.'s assets in the event that it is not able to perform all of its obligations under environmental laws. Kinder Morgan Energy Partners, L.P. may not be able to reimburse or indemnify us as a result of its insolvency or bankruptcy. The primary adverse impact of that insolvency or bankruptcy on us would be the decline in or elimination of the value of our i-units, which are our only significant assets. Assuming under these circumstances that we have some residual value in our i-units, a direct claim by creditors of Kinder Morgan Energy Partners, L.P. against us could further reduce our net asset value and cause us also to declare bankruptcy. Another risk with respect to third party claims will occur, however, under the circumstances when Kinder Morgan Energy Partners, L.P. is financially able to pay us, but for some other reason does not reimburse or indemnify us. For example, to the extent that Kinder Morgan Energy Partners, L.P. fails to satisfy any environmental liabilities for which it is responsible, we could be held liable under environmental laws. For additional information, see the following risk factor.

If we are not fully indemnified by Kinder Morgan Energy Partners, L.P. for all the liabilities we incur in performing our obligations under the delegation of control agreement, we could face material difficulties in paying those liabilities, and the net value of our assets could be adversely affected. Under the delegation of control agreement, we have been delegated management and control of the business and affairs of Kinder Morgan Energy Partners, L.P. and its operating partnerships. There are circumstances under which we may not be indemnified by Kinder Morgan Energy Partners, L.P. or

Kinder Morgan G.P., Inc. for liabilities we incur in managing and controlling the business and affairs of Kinder Morgan Energy Partners, L.P. These circumstances include:

•	if we act in bad faith; and
•	if we breach laws like the federal securities laws where indemnification may not be allowed.

If in the future we cease to manage and control the business and affairs of Kinder Morgan Energy Partners, L.P., we may be deemed to be an investment company for purposes of the Investment Company Act of 1940. In that event, we would either have to register as an investment company under the Investment Company Act, obtain exemptive relief from the Securities and Exchange Commission, or modify our organizational structure or our contract rights to fall outside the definition of an investment company. Registering as an investment company could, among other things, materially limit our ability to engage in transactions with our affiliates, including the purchase and sale of certain securities or other property to or from our affiliates, restrict our ability to borrow funds or engage in other transactions involving leverage, and require us to add directors who are independent of us or our affiliates.

The interests of Kinder Morgan, Inc. may differ from our interests, the interests of our shareholders and the interests of unitholders of Kinder Morgan Energy Partners, L.P. Kinder Morgan, Inc. owns all of the stock of the general partner of Kinder Morgan Energy Partners, L.P. and elects all of its directors. The general partner of Kinder Morgan Energy Partners, L.P. owns all of our voting shares and elects all of our directors. Furthermore, some of our directors and officers are also directors and officers of Kinder Morgan, Inc. and the general partner of Kinder Morgan Energy Partners, L.P. and have fiduciary duties to manage the businesses of Kinder Morgan, Inc. and Kinder Morgan Energy Partners, L.P. in a manner that may not be in the best interest of our shareholders. Kinder Morgan, Inc. has a number of interests that differ from the interests of our shareholders and the interests of the unitholders. As a result, there is a risk that important business decisions will not be made in the best interest of our shareholders.

Our limited liability company agreement restricts or eliminates a number of the fiduciary duties that would otherwise be owed by our board of directors to our shareholders, and the partnership agreement of Kinder Morgan Energy Partners, L.P. restricts or eliminates a number of the fiduciary duties that would otherwise be owed by the general partner to the unitholders. Modifications of state law standards of fiduciary duties may significantly limit the ability of our shareholders and the unitholders to successfully challenge the actions of our board of directors and the general partner, respectively, in the event of a breach of their fiduciary duties. These state law standards include the duties of care and loyalty. The duty of loyalty, in the absence of a provision in the limited liability company agreement or the limited partnership agreement to the contrary, would generally prohibit our board of directors or the general partner from taking any action or engaging in any transaction as to which it has a conflict of interest. Our limited liability company and the limited partnership agreement of Kinder Morgan Energy Partners, L.P. contain provisions that prohibit our shareholders and the limited partners, respectively, from advancing claims that otherwise might raise issues as to compliance with fiduciary duties or applicable law. For example, the limited partnership agreement of Kinder Morgan Energy Partners, L.P. provides that the general partner may take into account the interests of parties other than Kinder Morgan Energy Partners, L.P. in resolving conflicts of interest. Further, it provides that in the absence of bad faith by the general partner, the resolution of a conflict by the general partner will not be a breach of any duty. The provisions relating to the general partner apply equally to us as its delegate. Our limited liability company agreement provides that none of our directors or officers will be liable to us or any other person for any acts or omissions if they acted in good faith.

Information Regarding Forward-looking Statements

This filing includes forward-looking statements. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. They use words such as "anticipate," "believe," "intend," "plan," "projection," "forecast," "strategy," "position," "continue," "estimate," "expect," "may," "will," or the negative of those terms or other variations of them or by comparable terminology. In particular, statements, express or implied, concerning future actions, conditions, events or future operating results or the ability to generate sales, income or cash flow or to make distributions are forward-looking statements. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Future actions, conditions or events and future results of our operations and those of Kinder Morgan Energy Partners, L.P. may differ materially from those expressed in these forward-looking statements. Please see "Information Regarding Forward-Looking Statements" for Kinder Morgan Energy Partners, L.P. included in Annex A. Many of the factors that will determine these results are beyond our ability to control or predict. Specific factors that could cause actual results to differ from those in the forward-looking statements include but are not limited to the following:

•	price trends and overall demand for natural gas liquids, refined petroleum products, oil, carbon dioxide, natural gas, coal and other bulk materials in the United States;
•	economic activity, weather, alternative energy sources, conservation and technological advances that may affect price trends and demand;
•	changes in Kinder Morgan Energy Partners, L.P.'s tariff rates implemented by the Federal Energy Regulatory Commission or the California Public Utilities Commission;
•	Kinder Morgan Energy Partners, L.P.'s ability to integrate any acquired operations into its existing operations;
•	Kinder Morgan Energy Partners, L.P.'s ability to acquire new businesses and assets and to make expansions to its facilites;
•	difficulties or delays experienced by railroads, barges, trucks, ships or pipelines in delivering products to Kinder Morgan Energy Partners, L.P.'s terminals;
•	Kinder Morgan Energy Partners, L.P.'s ability to successfully identify and close acquisitions and make cost saving changes in operations;
•	shut-downs or cutbacks at major refineries, petrochemical or chemical plants, utilities, military bases or other businesses that use or supply Kinder Morgan Energy Partners, L.P.'s services;
•

changes in laws or regulations, third party relations and approvals, decisions of courts, regulators and governmental bodies may adversely affect Kinder Morgan Energy Partners, L.P.'s business or its ability to compete;

•

Our ability to offer and sell equity securities and Kinder Morgan Energy Partners, L.P.'s ability to offer and sell equity securities and debt securities or obtain debt financing in sufficient amounts to implement that portion of Kinder Morgan Energy Partners, L.P.'s business plan that contemplates growth through acquisitions of operating businesses and assets and expansions of its facilities;

•

Kinder Morgan Energy Partners, L.P.'s indebtedness could make it vulnerable to general adverse economic and industry conditions, limit its ability to borrow additional funds and/or place it at a competitive disadvantage compared to its competitors that have less debt or have other adverse consequences;

•	interruptions of electric power supply to facilities due to natural disasters, power shortages, strikes, riots, terrorism, war or other causes;
•	acts of sabotage, terrorism or other similar acts causing damage greater than Kinder Morgan Energy Partners, L.P.'s insurance coverage limits;
•	the condition of the capital markets and equity markets in the United States;
•	the political and economic stability of the oil producing nations of the world;
•	national, international, regional and local economic, competitive and regulatory conditions and developments;
•	the ability of Kinder Morgan Energy Partners, L.P. to achieve cost savings and revenue growth;
•	rates of inflation;
•	interest rates;
•	the pace of deregulation of retail natural gas and electricity;
•	the timing and extent of changes in commodity prices for oil, natural gas, electricity and certain agricultural products; and
•	the timing and success of Kinder Morgan Energy Partners, L.P.'s business development efforts.

One should not put undue reliance on any forward-looking statements.

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

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Kinder Morgan Management, LLC and its subsidiary at December 31, 2002 and 2001, and the results of their operations and their cash flows for the year ended December 31, 2002 and the period from February 14, 2001 (inception) through December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Houston, Texas
February 21, 2003

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,	February 14, 2001 (Inception) Through December 31,
	2002	2001
(In thousands except per share amounts)
Equity in Earnings of Kinder Morgan Energy Partners, L.P.	$ 72,199	$ 28,354
Provision for Income Taxes	26,865	11,342

Net Income	$ 45,334	$ 17,012
	==========	==========

Earnings Per Share, Basic and Diluted	$ 1.23	$ 0.78
	==========	==========

Weighted Average Shares Outstanding	36,790	21,756
	==========	==========

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,	February 14, 2001 (Inception) Through December 31,
	2002	2001
	(In thousands)
Net Income	$ 45,334	$ 17,012

Equity in Other Comprehensive Income of Equity
Method Investee (Net of Tax Benefit of $3,179)	(5,187)	-

Total Comprehensive Income	$ 40,147	$ 17,012
	==========	==========

The accompanying notes are an integral part of these statements.

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2002	2001
	(In thousands)
ASSETS

Current Assets:
Accounts Receivable:
Related Party	$ 14,401	$ 6,140
Other	-	43
Prepayments and Other	4,975	8,488
	19,376	14,671

Investment in Kinder Morgan Energy Partners, L.P.	1,419,814	1,020,153

Total Assets	$1,439,190	$1,034,824
	==========	==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts Payable	$ 3,419	$ 160
Accrued Expenses and Other	15,881	14,411
	19,300	14,571

Deferred Income Taxes	35,027	11,342

Shareholders' Equity:
Voting Shares - Unlimited Authorized; 2 Voting Shares Issued and Outstanding	100	100
Listed Shares - Unlimited Authorized; 45,654,046 and 30,636,361 Listed Shares
Issued and Outstanding, Respectively	1,440,255	1,024,317
Retained Deficit	(50,305)	(15,506)
Accumulated Other Comprehensive Income	(5,187)	-
Total Shareholders' Equity	1,384,863	1,008,911

Total Liabilities and Shareholders' Equity	$1,439,190	$1,034,824
	==========	==========

The accompanying notes are an integral part of these statements.

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Year Ended December 31,		February 14, 2001 (Inception) Through December 31,
	2002		2001
	SHARES	AMOUNT	SHARES	AMOUNT
	(Dollars in Thousands)
VOTING SHARES:
Beginning Balance	2	$ 100	-	$ -
Issuance of Voting Shares to Kinder
Morgan G.P., Inc.	-	-	2	100
Ending Balance	2	100	2	100

LISTED SHARES:
Beginning Balance	30,636,361	1,024,317	-	-
Initial Public Offering of Listed Shares	-	-	29,750,000	1,047,349
Secondary Public Offering of Listed Shares	12,478,900	343,170	-	-
Share Dividends	2,538,785	80,133	886,361	32,518
Underwriting Discount and Offering Expenses	-	(14,611)	-	(55,480)
Other Issuance and Share Split Costs	-	(44)	-	(70)
Revaluation of Kinder Morgan Energy
Partners, L.P. Investment (Note 3)	-	7,290	-	-
Ending Balance	45,654,046	1,440,255	30,636,361	1,024,317

RETAINED DEFICIT:
Beginning Balance		(15,506)		-
Net Income		45,334		17,012
Share Dividends		(80,133)		(32,518)
Ending Balance		(50,305)		(15,506)

ACCUMULATED OTHER COMPREHENSIVE
INCOME (Net of Tax):
Beginning Balance		-		-
Equity in Other Comprehensive Income of Equity
Method Investees (Net of Tax Benefit of $3,179)		(5,187)		-
Ending Balance		(5,187)		-

TOTAL SHAREHOLDERS' EQUITY	45,654,048	$1,384,863	30,636,363	$1,008,911
	==========	==========	==========	==========

The accompanying notes are an integral part of these statements.

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash and Cash Equivalents

	Year Ended December 31,	February 14, 2001 (Inception) Through December 31,
	2002	2001
	(In thousands)
Cash Flows From Operating Activities:
Net Income	$ 45,334	$ 17,012
Adjustments to Reconcile Net Income to Net Cash Flows from
Operating Activities:
Deferred Income Taxes	26,865	11,342
Equity in Earnings of Kinder Morgan Energy Partners, L.P.	(72,199)	(28,354)
Increase in Accounts Receivable	(8,250)	(6,083)
Decrease (Increase) in Other Current Assets	3,513	(8,488)
Increase in Accounts Payable	3,259	160
Increase in Other Current Liabilities	1,478	14,411
Net Cash Flows Provided by Operating Activities	-	-

Cash Flows From Investing Activities:
Purchase of i-units of Kinder Morgan Energy Partners, L.P.	(328,559)	(991,869)
Net Cash Flows Used in Investing Activities	(328,559)	(991,869)

Cash Flows From Financing Activities:
Shares Issued	343,170	1,047,349
Share Issuance Costs	(14,611)	(55,480)
Net Cash Flows Provided by Financing Activities	328,559	991,869

Net Increase in Cash and Cash Equivalents	-	-
Cash and Cash Equivalents at Beginning of Period	-	-
Cash and Cash Equivalents at End of Period	$ -	$ -
	==========	==========

The accompanying notes are an integral part of these statements.

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  General

Kinder Morgan Management, LLC is a publicly traded Delaware limited liability company that was formed on February 14, 2001. Kinder Morgan G.P., Inc., an indirect wholly owned subsidiary of Kinder Morgan, Inc. (one of the largest midstream energy companies in the United States and traded on the New York Stock Exchange under the symbol "KMI"), owns all of our voting shares. References to "we," "our" or "the Company" are intended to mean Kinder Morgan Management, LLC and its consolidated subsidiary.

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

(B) Accounting for Investment in Kinder Morgan Energy Partners, L.P.

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

We adjust the carrying value of our investment when an equity method investee or a consolidated subsidiary issues additional equity (or reacquires equity shares) in any manner that alters our ownership percentage. Differences between the per unit sales proceeds from these equity issuances (or reacquisitions) and our underlying book basis are recorded directly to paid-in capital rather than being recognized as gains or losses. One such transaction is described in Note 3.

(C) Accounting for Share Distributions

Our board of directors declares and we make additional share distributions at the same times that Kinder Morgan Energy Partners, L.P. declares and makes distributions on the i-units to us, so that the number of i-units we own and the number of our shares outstanding remain equal. We account for the share distributions we make by charging retained earnings and crediting outstanding shares with amounts that equal the number of shares distributed multiplied by the closing price of the shares on the date the distribution is payable. As a result, we expect that our retained earnings will always be in a deficit position because (i) distributions per unit for Kinder Morgan Energy Partners, L.P. (which serve to reduce our retained earnings) are based on earnings plus depreciation minus sustaining capital expenditures, which amount generally exceeds the earnings per unit (which serve to increase our retained earnings) and (ii) the impact on our retained earnings attributable to our equity in the earnings of Kinder Morgan Energy Partners, L.P. is after a provision for income taxes has been recorded.

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

Our long-term deferred income tax liability of $35.0 million at December 31, 2002 results from recognition of the increased investment associated with recording our equity in the earnings of Kinder Morgan Energy Partners, L.P. The effective tax rate utilized in computing our income tax provision was 40 percent for 2001 and 38 percent for 2002, composed of the 35 percent federal statutory rate and a provision for state income taxes. As a result of the decrease in the effective tax rate, there was a decrease in the cumulative deferred tax liability in 2002. This resulted in a 0.8 percent decrease in the 2002 income tax provision.

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

By approval of our shareholders other than Kinder Morgan, Inc., effective at the close of business on July 23, 2002, Kinder Morgan, Inc. no longer has an obligation to exchange, upon presentation by the holder, our listed shares for either Kinder Morgan Energy Partners, L.P.'s common units that it owns or, at Kinder Morgan, Inc.'s election, cash. Approximately 6.8 million of our listed shares were exchanged in 2002 prior to the elimination of the exchange feature and a total of approximately 9.7 million of our listed shares were exchanged for Kinder Morgan Energy Partners, L.P.'s common units or cash during all periods prior to the elimination of the exchange feature. In conjunction with the elimination of the exchange feature, on July 29, 2002, Kinder Morgan, Inc. issued to each of our shareholders (i) .09853 shares of Kinder Morgan, Inc. common stock for each 100 of our listed shares held of record by such shareholder at the close of business on July 23, 2002, and (ii) cash in lieu of fractional shares.

On August 6, 2002, we closed the issuance and sale of 12,478,900 listed shares in an underwritten public offering. The net proceeds of approximately $328.6 million from the offering were used to buy additional i-units from Kinder Morgan Energy Partners, L.P. None of the shares from our offering were purchased by Kinder Morgan, Inc. At December 31, 2002, Kinder Morgan, Inc. owned approximately 13.5 million (29.6%) of our outstanding shares. This issuance of i-units by Kinder Morgan Energy Partners, L.P. changed our percentage ownership of Kinder Morgan Energy Partners, L.P. and had the associated effects of increasing our investment in the net assets of Kinder Morgan Energy Partners, L.P. and our paid-in capital by $7.3 million. See Note 1(B).

On February 14, 2003, we paid a share distribution to shareholders of record as of January 31, 2003, based on the $0.625 per common unit distribution declared by Kinder Morgan Energy Partners, L.P. This distribution, which is paid in the form of additional shares or fractions thereof based on the average market price of a share determined for a ten-trading day period ending on the trading day immediately prior to the ex-dividend date for our shares, was 0.018815 shares per outstanding share.

4.  Business Activities and Related Party Transactions

At no time after our formation and prior to our initial public offering did we have any operations or own any interest in Kinder Morgan Energy Partners, L.P. Upon the closing of our initial public offering, we became a limited partner in Kinder Morgan Energy Partners, L.P. and, pursuant to a delegation of control agreement, we assumed the management and control of its business and affairs. Under the delegation of control agreement, Kinder Morgan G.P., Inc. delegated to us, to the fullest extent permitted under Delaware law and the Kinder Morgan Energy Partners, L.P. partnership agreement, all of Kinder Morgan G.P., Inc.'s power and authority to manage and control the business and affairs of Kinder Morgan Energy Partners, L.P., subject to Kinder Morgan G.P., Inc.'s right to approve certain transactions. Kinder Morgan Energy Partners, L.P. will either pay directly or reimburse us for all expenses we incur in performing under the delegation of control agreement and will be obligated to indemnify us against claims and liabilities provided that we have acted in good faith and in a manner we believed to be in, or not opposed to, the best interests of Kinder Morgan Energy Partners, L.P. and the indemnity is not prohibited by law. Kinder Morgan Energy Partners, L.P. consented to the terms of the delegation of control agreement including Kinder Morgan Energy Partners, L.P.'s indemnity and reimbursement obligations. We do not receive a fee for our service under the delegation of control agreement, nor do we receive any margin or profit on the expense reimbursement. We incurred approximately $106.9 million of expenses on behalf of Kinder Morgan Energy Partners, L.P. during the year ended December 31, 2002. The expense reimbursements received from Kinder Morgan Energy Partners, L.P. are accounted for as a reduction to the expense incurred. The net monthly balance payable or receivable from these activities is settled in cash in the following month.

Kinder Morgan Services LLC is our wholly owned subsidiary and provides centralized payroll and employee benefits services to us, Kinder Morgan G.P., Inc., Kinder Morgan Energy Partners, L.P. and Kinder Morgan Energy Partners, L.P.'s operating partnerships and subsidiaries (collectively, the "Group"). Employees of KMGP Services Company, Inc., a subsidiary of Kinder Morgan G.P., Inc., are assigned to work for one or more members of the Group. When they do so, they remain under our ultimate management and control. The direct costs of all compensation, benefits expenses, employer taxes and other employer expenses for these employees are allocated and charged by Kinder Morgan Services LLC to the appropriate members of the Group, and the members of the Group reimburse Kinder Morgan Services LLC for their allocated shares of these direct costs. There is no profit or margin charged by Kinder Morgan Services LLC to the members of the Group. The administrative support necessary to implement these payroll and benefits services is provided by the human resource department of Kinder Morgan, Inc., and the related administrative costs are allocated to members of the Group in accordance with expense allocation procedures. The effect of these arrangements is that each member of the Group bears the direct compensation and employee benefits costs of its assigned or partially assigned employees, as the case may be, while also bearing its allocable share of administrative costs. Pursuant to its limited partnership agreement, Kinder Morgan Energy Partners, L.P. reimburses Kinder Morgan Services LLC for its share of these administrative costs and such reimbursements are accounted for as described above.

5.  Summarized Financial Information for Kinder Morgan Energy Partners, L.P.

Following is summarized financial information for Kinder Morgan Energy Partners, L.P., a publicly traded limited partnership in which we own a significant interest. Additional information on Kinder Morgan Energy Partners, L.P.'s results of operations and financial position are contained in its 2002 Annual Report on Form 10-K, which is attached to this report as Annex A.

Summarized Income Statement Information

Year Ended December 31,
	2002	2001
(In thousands)
Operating Revenues	$ 4,237,057	$ 2,946,676
Operating Expenses	3,512,759	2,382,848
Operating Income	$ 724,298	$ 563,828
	===========	===========

Net Income	$ 608,377	$ 442,343
	===========	===========

Summarized Balance Sheet Information

As of December 31,
	2002	2001
(In thousands)
Current Assets	$ 669,390	$ 568,043
	============	============
Noncurrent Assets	$ 7,684,186	$ 6,164,623
	============	============

Current Liabilities	$ 813,327	$ 962,704
	============	============
Noncurrent Liabilities	$ 4,082,287	$ 2,545,692
	============	============
Minority Interest	$ 42,033	$ 65,236
	============	============

6.  Recent Accounting Pronouncements

In January 2003, The Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, Consolidation of Variable Interest Entities. This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities (some, but not all, of which have been referred to as "special purpose entities") with certain defined characteristics. One provision of the interpretation increases the minimum amount of third-party investment required to support non-consolidation from 3% to 10%. Certain of the disclosure provisions contained in the interpretation are effective for financial statements issued after January 31, 2003, all of the provisions are immediately applicable to variable interest entities created after January 31, 2003 and public entities with variable interests in entities created before February 1, 2003 are required to apply the provisions (other than the transition disclosure provisions) to that entity no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. We currently have no variable interest entities.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. The provisions of this statement related to the rescission of FASB Statement No. 4 are effective for fiscal years beginning after May 15, 2002, the provisions related to FASB Statement No. 13 are effective for transactions occurring after May 15, 2002, and all other provisions of this statement are effective for financial statements issued on or after May 15, 2002. The principal effect of this statement on our reporting is that, beginning with reporting for 2003, any losses on early retirement of debt will be reported as part of income from continuing operations and separately described, if material. We currently have no outstanding debt.

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This statement contains disclosure requirements that provide descriptions of asset retirement obligations and reconciliations of changes in the components of those obligations. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. Earlier applications are encouraged. We currently have no long-lived assets.

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This interpretation incorporates, without change, the guidance in FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others, which is being superceded. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in this interpretation are effective for financial statements of interim or annual periods after December 15, 2002. The interpretive guidance incorporated from Interpretation No. 34 continues to be required for financial statements for fiscal years ending after June 15, 1981.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. This amendment to FASB Statement No. 123 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of FASB Statement No. 123 to require disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of this statement are effective for financial statements of interim or annual periods after December 15, 2002. Early application of the disclosure provisions is encouraged, and earlier application of the transition provisions is permitted, provided that financial statements for the 2002 fiscal year have not been issued as of the date the statement was issued.

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of the company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized. We will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002.

We do not expect these new pronouncements to have a significant impact on our financial statements, except for any impacts that may result from changes in our equity in earnings of Kinder Morgan Energy Partners, L.P. as a result of its adoption of these new pronouncements.

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly Operating Results for 2002 and 2001

2002-Three Months Ended
	March 31	June 30	September 30	December 31
(In thousands except per share amounts)
Equity in Earnings of Kinder Morgan
Energy Partners, L.P.	$ 14,794	$ 14,872	$ 19,709	$ 22,824
Provision for Income Taxes	5,918	5,797	7,785	7,365
Net Income	$ 8,876	$ 9,075	$ 11,924	$ 15,459
	=========	=========	=========	=========

Earnings Per Share, Basic and Diluted	$ 0.29	$ 0.29	$ 0.30	$ 0.34
	=========	=========	=========	=========

Weighted Average Shares Outstanding	30,868	31,363	39,537	45,206
	=========	=========	=========	=========

	February 14, 2001 (Inception) Through	2001-Three Months Ended
	March 31, 2001	June 30	September 30	December 31
(In thousands except per share amounts)
Equity in Earnings of Kinder Morgan
Energy Partners, L.P.[1]	$ -	$ 5,215	$ 11,075	$ 12,064
Provision for Income Taxes	-	2,086	4,430	4,826
Net Income	$ -	$ 3,129	$ 6,645	$ 7,238
	=========	=========	=========	=========

Earnings Per Share, Basic and Diluted	$ -	$ 0.20	$ 0.22	$ 0.24
	=========	=========	=========	=========

Weighted Average Shares Outstanding	-	15,536	29,966	30,424
	=========	=========	=========	=========

[1]	Included from May 18, 2001, the date when our equity interest in Kinder Morgan Energy Partners, L.P. was acquired.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant.

Set forth below is certain information concerning our directors and executive officers. All directors are elected annually by, and may be removed by, Kinder Morgan G.P., Inc. as the sole holder of our voting shares. All officers serve at the discretion of our board of directors. In addition to the individuals named below, Kinder Morgan, Inc. was one of our directors until its resignation in January 2003.

Name	Age	Position
Richard D. Kinder	58	Director, Chairman and Chief Executive Officer
Michael C. Morgan	34	President
C. Park Shaper	34	Director, Vice President, Treasurer and Chief Financial Officer
Edward O. Gaylord	71	Director
Gary L. Hultquist	59	Director
Perry M. Waughtal	67	Director
Thomas A. Bannigan	49	President, Products Pipelines
R. Tim Bradley	47	President, CO2 Pipelines
David D. Kinder	28	Vice President, Corporate Development
Joseph Listengart	34	Vice President, General Counsel and Secretary
Deborah A. Macdonald	51	President, Natural Gas Pipelines
Thomas B. Stanley	52	President, Terminals
James E. Street	46	Vice President, Human Resources and Administration

Richard D. Kinder is Director, Chairman and Chief Executive Officer of Kinder Morgan Management, LLC, Kinder Morgan G.P., Inc. and Kinder Morgan, Inc. Mr. Kinder has served as Director, Chairman and Chief Executive Officer of Kinder Morgan Management, LLC since its formation in February 2001. He was elected Director, Chairman and Chief Executive Officer of Kinder Morgan, Inc. in October 1999. He was elected Director, Chairman and Chief Executive Officer of Kinder Morgan G.P., Inc. in February 1997. Mr. Kinder is also a director of Baker Hughes Incorporated. Mr. Kinder is the uncle of David Kinder, Vice President, Corporate Development of Kinder Morgan Management, LLC, Kinder Morgan G.P., Inc. and Kinder Morgan, Inc.

Michael C. Morgan is President of Kinder Morgan Management, LLC, Kinder Morgan G.P., Inc. and Kinder Morgan, Inc. Mr. Morgan was elected to each of these positions in July 2001. He was also elected Director of Kinder Morgan, Inc. in January 2003. Mr. Morgan served as Vice President - Strategy and Investor Relations of Kinder Morgan Management, LLC from February 2001 to July 2001. He served as Vice President - Strategy and Investor Relations of Kinder Morgan, Inc. and Kinder Morgan G.P., Inc. from January 2000 to July 2001. He served as Vice President, Corporate Development of Kinder Morgan G.P., Inc. from February 1997 to January 2000. Mr. Morgan was the Vice President, Corporate Development of Kinder Morgan, Inc. from October 1999 to January 2000. From August 1995 until February 1997, Mr. Morgan was an associate with McKinsey & Company, an international management consulting firm. In 1995, Mr. Morgan received a Masters in Business Administration from the Harvard Business School. From March 1991 to June 1993, Mr. Morgan held various positions, including Assistant to the Chairman, at PSI Energy, Inc. Mr. Morgan received a Bachelor of Arts in Economics and a Masters of Arts in Sociology from Stanford University in 1990.

C. Park Shaper is Director, Vice President, Treasurer and Chief Financial Officer of Kinder Morgan Management, LLC and Kinder Morgan G.P., Inc. and Vice President, Treasurer and Chief Financial Officer of Kinder Morgan, Inc. Mr. Shaper was elected Director of Kinder Morgan Management, LLC and Kinder Morgan G.P., Inc. in January 2003. He was elected Vice President, Treasurer and Chief Financial Officer of Kinder Morgan Management, LLC upon its formation in February 2001. He has served as Treasurer of Kinder Morgan, Inc. since April 2000 and Vice President and Chief Financial Officer of Kinder Morgan, Inc. since January 2000. Mr. Shaper was elected Vice President, Treasurer and Chief

Financial Officer of Kinder Morgan G.P., Inc. in January 2000. From June 1999 to December 1999, Mr. Shaper was President and Director of Altair Corporation, an enterprise focused on the distribution of web-based investment research for the financial services industry. He served as Vice President and Chief Financial Officer of First Data Analytics, a wholly owned subsidiary of First Data Corporation, from 1997 to June 1999. From 1995 to 1997, he was a consultant with The Boston Consulting Group. He received a Masters in Business Administration degree from the J.L. Kellogg Graduate School of Management at Northwestern University. Mr. Shaper also has a Bachelor of Science degree in Industrial Engineering and a Bachelor of Arts degree in Quantitative Economics from Stanford University.

Edward O. Gaylord is a Director of Kinder Morgan Management, LLC and Kinder Morgan G.P., Inc. Mr. Gaylord was elected Director of Kinder Morgan Management, LLC upon its formation in February 2001. Mr. Gaylord was elected Director of Kinder Morgan G.P., Inc. in February 1997. Since 1989, Mr. Gaylord has been the Chairman of the Board of Directors of Jacintoport Terminal Company, a liquid bulk storage terminal on the Houston, Texas ship channel. Mr. Gaylord serves on the Board of Directors of Seneca Foods Corporation. Mr. Gaylord currently serves as the chairman of the compensation and audit committees of Kinder Morgan Management, LLC and Kinder Morgan G.P., Inc.

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

R. Tim Bradley is President, CO2 Pipelines of Kinder Morgan Management, LLC and of Kinder Morgan G.P., Inc. and President of Kinder Morgan CO2 Company, L.P. Mr. Bradley was elected President, CO2 Pipelines of Kinder Morgan Management, LLC and Vice President (President, CO2 Pipelines) of Kinder Morgan G.P., Inc. in April 2001. Mr. Bradley has been President of Kinder Morgan CO2 Company, L.P.

(which name changed from Shell CO2 Company, Ltd. in April 2000) since March 1998. From May 1996 to March 1998, Mr. Bradley was Manager of CO2 Marketing for Shell Western E&P, Inc. Mr. Bradley received a Bachelor of Science in Petroleum Engineering from the University of Missouri at Rolla.

David D. Kinder is Vice President, Corporate Development of Kinder Morgan Management, LLC, Kinder Morgan G.P., Inc. and Kinder Morgan, Inc. Mr. Kinder was elected Vice President, Corporate Development of Kinder Morgan Management, LLC, Kinder Morgan G.P., Inc. and Kinder Morgan, Inc. in October 2002. He served as manager of corporate development for Kinder Morgan G.P., Inc. and Kinder Morgan, Inc. from January 2000 to October 2002. He served as an associate in the corporate development group of Kinder Morgan, Inc. and Kinder Morgan G.P., Inc. from February 1999 to January 2000. From June 1996 to February 1999, Mr. Kinder was in the analyst and associate program at Enron Corp. Mr. Kinder graduated cum laude with a Bachelors degree in Finance from Texas Christian University in 1996. Mr. Kinder is the nephew of Richard D. Kinder.

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

Deborah A. Macdonald is President, Natural Gas Pipelines of Kinder Morgan Management, LLC, Kinder Morgan G.P., Inc. and Kinder Morgan, Inc. She was elected as President, Natural Gas Pipelines in June 2002. She also holds the title of President of Natural Gas Pipeline Company of America, Kinder Morgan, Inc.'s largest subsidiary. Ms. Macdonald has served as President of Natural Gas Pipeline Company of America since the merger of Kinder Morgan, Inc. in October 1999. Prior to joining Kinder Morgan, Ms. Macdonald worked as Senior Vice President of legal affairs for Aquila Energy Company from January 1999 to October 1999, and was engaged in a private energy consulting practice from June 1996 to December 1999. Ms. Macdonald received her Juris Doctor, summa cum laude, from Creighton University in May 1980 and received a Bachelors degree, magna cum laude, from Creighton University in December 1972.

Thomas B. Stanley is President, Terminals of Kinder Morgan Management, LLC and Kinder Morgan G.P., Inc. Mr. Stanley became President of Kinder Morgan Energy Partners, L.P.'s Terminals segment in July 2001 when Kinder Morgan Energy Partners, L.P. combined its previously separate Bulk Terminals and Liquids Terminals segments. Prior to that, Mr. Stanley served as President, Bulk Terminals of Kinder Morgan G.P., Inc. since August 1998 and of Kinder Morgan Management, LLC since February 2001. From 1993 to July 1998, he was President of Hall-Buck Marine, Inc. (now known as Kinder Morgan Bulk Terminals, Inc.), for which he has worked since 1980. Mr. Stanley is a CPA with ten years' experience in public accounting, banking, and insurance accounting prior to joining Hall-Buck. He received his bachelor's degree from Louisiana State University in 1972.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Exchange Act requires our directors and officers, and persons who own more than 10% of a registered class of our equity securities, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Such persons are required by Securities and Exchange Commission regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that all Section 16(a) filing requirements were met during 2002.

Item 11.  Executive Compensation.

All of our individual executive officers and directors serve in the same capacities for Kinder Morgan G.P., Inc. Certain of those executive officers, including all of the named officers below, also serve as executive officers of Kinder Morgan, Inc. Since we do not have any benefit plans, our officers and directors receive options and awards from the compensation plans of Kinder Morgan, Inc. and Kinder Morgan Energy Partners, L.P. All information in this report with respect to compensation of executive officers describes the total compensation received by those persons in all capacities for Kinder Morgan Management, LLC, Kinder Morgan G.P., Inc., Kinder Morgan, Inc. and their respective affiliates.

Summary Compensation Table

	Annual Compensation			Long-term Compensation Awards
Name and Principal Position	Year	Salary	Bonus[1]	Restricted Stock Awards[2]	Units/Kinder Morgan, Inc. Shares Underlying Options	All Other Compensation[3]
Richard D. Kinder	2002	$ 1	$ -	$ -	-	$ -
Director, Chairman and CEO	2001	1	-	-	-	-
	2000	1	-	-	-	-

Michael C. Morgan	2002	200,000	950,000	-	-	9,584
President	2001	200,000	350,000	569,900	-	7,835
	2000	200,000	300,000[4]	498,750	0/150,000[5]	10,836

C. Park Shaper	2002	200,000	950,000	-	0/100,000[6]	8,336
Director, Vice President,	2001	200,000	350,000	569,900	-	7,186
Treasurer and CFO	2000	175,000	-	498,750	0/150,000[7]	10,836

Joseph Listengart	2002	200,000	950,000	-	-	8,336
Vice President,	2001	200,000	350,000	569,900	-	7,186
General Counsel and Secretary	2000	181,250	225,000	498,750	0/6,300[8]	10,798

Deborah A. Macdonald	2002	200,000	950,000	-	0/50,000[9]	8,966
President, Natural Gas	2001	200,000	350,000	569,900	-	32,816
Pipelines	2000	200,000	350,000	498,750	-	77,231

[1]	Amounts earned in year shown and paid the following year.
[2]

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

[3]

For 2000, amounts represent Kinder Morgan G.P., Inc.'s contributions to the Kinder Morgan Savings Plan (a 401(k) plan), the imputed value of Kinder Morgan, G.P., Inc.-paid group term life insurance exceeding $50,000, and compensation attributable to taxable moving and parking expenses allowed. For 2001, amounts represent contributions to the Kinder Morgan Savings Plan, value of group-term life insurance exceeding $50,000, parking subsidy and a $50 cash payment. For 2002, amounts represent contributions to the Kinder Morgan Savings Plan, value of group-term life insurance exceeding $50,000 and taxable parking subsidy. Ms. Macdonald's amounts include additions in 2000 and 2001 resulting from relocation expenses.

[4]	Does not include $7,010,000 paid to Mr. Morgan under our Executive Compensation Plan. The payment made in 2000 was the last payment Mr. Morgan is to receive under our Executive Compensation Plan. We do not intend to compensate any employees providing services to us under the Executive Compensation Plan on a going-forward basis. See "- Executive Compensation Plan."

[5]	The 150,000 options to purchase Kinder Morgan, Inc. shares were granted and became fully vested on April 20, 2000. The options were granted to Mr. Morgan in connection with the execution of his employment agreement. The options have an exercise price of $33.125 per share. See "- Employment agreements."

[6]	The 100,000 options to purchase Kinder Morgan, Inc. shares were granted on January 16, 2002 with an exercise price of $56.99 per share and vest at the rate of twenty-five percent on each of the first four anniversaries after the date of grant.

[7]	The year 2000 options to purchase Kinder Morgan, Inc. shares include 25,000 options that were granted in 2001, but relate to performance in 2000. These options were granted and became fully vested on January 17, 2001 with an exercise price of $49.875 per share. The remaining 125,000 options were granted on January 20, 2000 with an exercise price of $24.75 per share. These options vest at the rate of twenty-five percent on each of the first four anniversaries after the date of grant.

[8]	The 6,300 options to purchase Kinder Morgan, Inc. shares were granted in 2001, but relate to performance in 2000. The options were granted and became fully vested on January 17, 2001 with an exercise price of $49.875 per share.

[9]	The 50,000 options to purchase Kinder Morgan, Inc. shares were granted on January 16, 2002 with an exercise price of $56.99 per share and vest at the rate of twenty-five percent on each of the first four anniversaries after the date of grant.

Executive Compensation Plan.  Pursuant to the Kinder Morgan Energy Partners, L.P. Executive Compensation Plan, executive officers of Kinder Morgan G.P., Inc. are eligible for awards equal to a percentage of the "incentive compensation value", which is defined as cash distributions to Kinder Morgan G.P., Inc. during the four calendar quarters preceding the date of redemption multiplied by eight (less a participant adjustment factor, if any). Under the plan, no eligible employee may receive a grant in excess of two percent of the incentive compensation value, and total awards under the plan may not exceed ten percent of the incentive compensation value. In general, participants may redeem vested awards in whole or in part from time to time by written notice. Kinder Morgan Energy Partners, L.P. may, at its option, pay the participant in units (provided, however, the unitholders approve the plan prior to issuing such units) or in cash. Kinder Morgan Energy Partners, L.P. may not issue more than 400,000 units in the aggregate under the plan. Units will not be issued to a participant unless such units have been listed for trading on the principal securities exchange on which the units are then listed. The plan terminates January 1, 2007, and any unredeemed awards will be automatically redeemed. However, the plan may be terminated before such date, and upon such early termination, Kinder Morgan Energy Partners, L.P. will redeem all unpaid grants of compensation at an amount equal to the highest incentive compensation value, using as the determination date any day within the previous twelve months, multiplied by 1.5. The plan was established in July 1997 and on July 1, 1997, the board of directors of Kinder Morgan G.P., Inc. granted an award totaling two percent of the incentive compensation value to Mr. Michael Morgan. Originally, 50 percent of such award was to vest on each of January 1, 2000 and January 1, 2002. No awards have been granted since July 1997.

On January 4, 1999, the award granted to Mr. Morgan was amended to provide for the immediate vesting and pay-out of 50 percent of his award, or one percent of the incentive compensation value. On April 28, 2000, the award granted to Mr. Morgan was amended to provide for the immediate vesting and pay-out of the remaining 50 percent of his award, or one percent of the incentive compensation value. The board of directors of Kinder Morgan G.P., Inc. believes that accelerating the vesting and pay-out of the award was in the best interest of Kinder Morgan Energy Partners, L.P. because it capped the total payment Mr. Morgan was entitled to receive with respect to his award. The payment made in 2000 was the last payment Mr. Morgan is to receive under our Executive Compensation Plan. We do not intend to compensate any employees providing service to us under the Executive Compensation Plan on a going-forward basis.

Kinder Morgan Savings Plan.  Effective July 1, 1997, Kinder Morgan G.P., Inc., established the Kinder Morgan Retirement Savings Plan, a defined contribution 401(k) plan. This plan was subsequently amended and merged to form the Kinder Morgan Savings Plan. The plan now permits all full-time employees of Kinder Morgan, Inc. and KMGP Services Company, Inc., to contribute one percent to 50 percent of base compensation, on a pre-tax basis, into participant accounts. In addition to a mandatory contribution equal to four percent of base compensation per year for most plan participants, Kinder Morgan G.P., Inc., may make discretionary contributions in years when specific performance objectives are met. Certain employees' contributions are based on collective bargaining agreements. The mandatory contributions are made each pay period on behalf of each eligible employee. Any discretionary contributions are made during the first quarter following the performance year. All contributions, including discretionary contributions, are in the form of Kinder Morgan, Inc. stock that is immediately convertible into other available investment vehicles at the employee's discretion. During the first quarter of 2003, we do not believe that we will make any discretionary contributions to individual accounts for 2002. All contributions, together with earnings thereon, are immediately vested and not subject to forfeiture. Participants may direct the investment of their contributions into a variety of investments. Plan assets are held and distributed pursuant to a trust agreement. Because levels of future compensation, participant contributions and investment yields cannot be reliably predicted over the span of time contemplated by a plan of this nature, it is impractical to estimate the annual benefits payable at retirement to the individuals listed in the Summary Compensation Table above.

Common Unit Option Plan.  Pursuant to Kinder Morgan Energy Partners, L.P.'s Common Unit Option Plan, Kinder Morgan Energy Partners, L.P. and its affiliates' key personnel are eligible to receive grants of options to acquire common units. The total number of common units available under the option plan is 500,000. None of the options granted under the option plan may be "incentive stock options" under Section 422 of the Internal Revenue Code. If an option expires without being exercised, the number of common units covered by such option will be available for a future award. The exercise price for an option may not be less than the fair market value of a common unit on the date of grant. Either the board of directors of Kinder Morgan, G.P., Inc. or a committee of the board of directors of Kinder Morgan G.P., Inc. administers the option plan. The option plan terminates on March 5, 2008.

No individual employee may be granted options for more than 20,000 common units in any year. Kinder Morgan G.P., Inc.'s board of directors or the committee referred to in the prior paragraph will determine the duration and vesting of the options to employees at the time of grant. As of December 31, 2002, outstanding options to purchase 261,600 common units had been granted to 84 former Kinder Morgan G.P., Inc. employees who are now employees of Kinder Morgan, Inc. or KMGP Services Company, Inc. Forty percent of such options will vest on the first anniversary of the date of grant and 20 percent on each of the next three anniversaries. The options expire seven years from the date of grant.

The option plan also granted to each of Kinder Morgan G.P., Inc.'s then non-employee directors as of April 1, 1998, an option to purchase 10,000 common units at an exercise price equal to the fair market value of the common units at the end of the trading day on such date. In addition, each new non-employee director is granted options to acquire 10,000 common units on the first day of the month following his or her election. Under this provision, as of December 31, 2002, outstanding options to purchase 20,000 common units had been granted to two of Kinder Morgan G.P., Inc.'s three non-employee directors. Forty percent of all such options will vest on the first anniversary of the date of grant and 20 percent on each of the next three anniversaries. The non-employee director options will expire seven years from the date of grant.

No options to purchase common units were granted during 2002 to any of the individuals named in the Summary Compensation Table above. The following table sets forth certain information at December 31, 2002 with respect to common unit options previously granted to the individuals named in the Summary Compensation Table above. Mr. Listengart was the only person named in the Summary Compensation Table who was granted common unit options. No common unit options were granted at an option price below the fair market value on the date of grant.

Aggregated Common Unit Option Exercises in 2002
and 2002 Year-End Common Unit Option Values

Name	Units Acquired on Exercise	Value Realized	Number of Units Underlying Unexercised Options at 2002 Year-End		Value of Unexercised In-the-Money Options at 2002 Year-End[1]
			Exercisable	Unexercisable	Exercisable	Unexercisable
Joseph Listengart	-	-	10,000	-	$ 177,188	$ -

[1]	Calculated on the basis of the fair market value of the underlying common units at year-end 2002, minus the exercise price.

Kinder Morgan, Inc. Option Plan.  Under Kinder Morgan, Inc.'s stock option plan, employees of Kinder Morgan, Inc. and its affiliates, including employees of KMGP Services Company, Inc., are eligible to receive grants of options to acquire shares of common stock of Kinder Morgan, Inc. Kinder Morgan, Inc.'s board of directors administers this option plan. The primary purpose for granting stock options under this plan to employees of Kinder Morgan, Inc. and KMGP Services Company, Inc. is to provide them with an incentive to increase the value of common stock of Kinder Morgan, Inc. A secondary purpose of the grants is to provide compensation to those employees for services rendered to Kinder Morgan Energy Partners, L.P., its operating partnerships and subsidiaries.

The following tables set forth certain information at December 31, 2002 and for the fiscal year then ended with respect to Kinder Morgan, Inc. stock options granted to the individuals named in the Summary Compensation Table above. Mr. Shaper and Ms. Macdonald are the only persons named in the Summary Compensation Table that were granted Kinder Morgan, Inc. stock options during 2002. None of these Kinder Morgan, Inc. stock options were granted with an exercise price below the fair market value of the common stock on the date of grant. The options were granted on January 16, 2002 and vest at twenty-five percent on each of the first four anniversaries after the date of grant. The options expire 10 years after the date of grant.

Kinder Morgan, Inc. Stock Option Grants in 2002

Name	Number of Securities Underlying Options Granted	% of Total Options Granted to Employees in 2002	Exercise Price Per Share	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term[1]
					5%	10%
C. Park Shaper	100,000	8.15%	$ 56.99	01/16/2012	$3,584,000	$ 9,083,000
Deborah A. Macdonald	50,000	4.07%	$ 56.99	01/16/2012	$1,792,000	$ 4,541,500

[1]

The dollar amounts under these columns use the 5% and 10% rates of appreciation prescribed by the Securities and Exchange Commission. The 5% and 10% rates of appreciation would result in per share prices of $92.83 and $147.82, respectively. We express no opinion regarding whether this level of appreciation will be realized and expressly disclaim any representation to that effect.

Aggregated Kinder Morgan, Inc. Stock Option Exercises in 2002
and 2002 Year-End Kinder Morgan Inc. Stock Option Values

Name	Shares Acquired on Exercise	Value Realized	Number of Shares Underlying Unexercised Options at 2002 Year-End		Value of Unexercised In-the-Money Options at 2002 Year-End[1]
			Exercisable	Unexercisable	Exercisable	Unexercisable
Michael C. Morgan	-	-	275,000	62,500	$3,678,938	$1,153,594
C. Park Shaper	-	-	87,500	162,500	$1,095,000	$1,095,000
Joseph Listengart	-	-	88,800	43,750	$1,522,744	$ 807,516
Deborah A. Macdonald	50,000	$1,437,850	50,000	100,000	$ 922,875	$ 922,875

[1]	Calculated on the basis of the fair market value of the underlying shares at year-end 2002, minus the exercise price.

Cash Balance Retirement Plan.  Employees of Kinder Morgan, Inc. and KMGP Services Company, Inc. are eligible to participate in a Cash Balance Retirement Plan that was put into effect on January 1, 2001. Certain employees continue to accrue benefits through a career-pay formula, "grandfathered" according to age and years of service on December 31, 2000, or collective bargaining arrangements. All other employees will accrue benefits through a personal retirement account in the Cash Balance Retirement Plan. Employees with prior service and not grandfathered converted to the Cash Balance Retirement Plan and were credited with the current fair value of any benefits they had previously accrued through the defined benefit plan. Under the plan, we make contributions on behalf of participating employees equal to three percent of eligible compensation every pay period. In addition, discretionary contributions are made to the plan based on the performance of Kinder Morgan, Inc. and Kinder Morgan Energy Partners, L.P. In the first quarter of 2002, an additional one percent discretionary contribution was made to individual accounts. No additional contributions were made for 2002 performance. Interest will be credited to the personal retirement accounts at the 30-year U.S. Treasury bond rate in effect each year. Employees will be fully vested in the plan after five years, and they may take a lump sum distribution upon termination of employment or retirement.

The following table sets forth the estimated annual benefits payable under normal retirement at age sixty-five, assuming current remuneration levels without any salary projection, and participation until normal retirement at age sixty-five, with respect to the named executive officers under the provisions of the Kinder Morgan Cash Balance Retirement Plan.

Name	Current Credited Years of Service	Estimated Credited Years of Service at Age 65	Age as of Jan. 1, 2003	Current Compensation Covered by Plans	Estimated Annual Benefit Payable Upon Retirement[1]
Richard D. Kinder	2	8.8	58.2	$ 1	$ -
Michael C. Morgan	2	32.6	34.4	200,000	62,686
C. Park Shaper	2	32.6	34.4	200,000	62,686
Joseph Listengart	2	32.4	34.6	200,000	61,928
Deborah A. Macdonald	2	15.8	51.2	200,000	15,875

[1]	The estimated annual benefits payable are based on the straight-life annuity form.

Compensation Committee Interlocks and Insider Participation.  Our compensation committee, comprised of Mr. Edward O. Gaylord, Mr. Gary L. Hultquist and Mr. Perry M. Waughtal, makes compensation decisions regarding our and Kinder Morgan G.P., Inc.'s executive officers. Mr. Richard D. Kinder and Mr. C. Park Shaper participate in the deliberations of our compensation committee concerning executive officer compensation. Mr. Kinder receives $1.00 annually in total salary compensation for services to Kinder Morgan, Inc., Kinder Morgan Energy Partners, L.P. and us.

Directors' fees.  During 2002, each of the three non-employee members of our and Kinder Morgan G.P., Inc.'s board of directors was paid $10,000 in the aggregate for each quarter in 2002 in which they served on the board of directors. Under the current plan, each is to receive $10,000 for each quarter in 2003 in which they serve. In addition, the director who serves as chairman of our audit committee will be paid an additional $2,500 for each quarter in 2003. Directors are reimbursed for reasonable expenses in connection with board meetings. Consistent with the current plan, each director received $10,000 in cash compensation with respect to board service for the first quarter of 2003; however, we plan to implement a phantom unit option plan for non-employee directors, which will serve as the sole compensation for non-employee directors for the remainder of 2003, other than the $2,500 that will be paid in cash each quarter to the audit committee chairman.

Employment agreements.  In April 2000, Mr. Michael C. Morgan entered into a four-year employment agreement with Kinder Morgan, Inc. and Kinder Morgan G.P. Inc. Under the employment agreement, Mr. Morgan receives an annual base salary of $200,000 and bonuses at the discretion of our compensation committee. In connection with the execution of the employment agreement, Mr. Morgan no longer participates under the Kinder Morgan Energy Partners, L.P. Executive Compensation Plan. In addition, he is prevented from competing with Kinder Morgan, Inc. and Kinder Morgan Energy Partners, L.P. for a period of four years from the date of the agreement, provided Mr. Richard D. Kinder or Mr. William V. Morgan continues to serve as chief executive officer of Kinder Morgan, Inc. or its successor.

Retention Agreement.  Effective January 17, 2002, Kinder Morgan Inc. entered into a retention agreement with Mr. C. Park Shaper, an officer of Kinder Morgan, Inc., Kinder Morgan G.P., Inc. and us. Pursuant to the terms of the agreement, Mr. Shaper obtained a $5 million personal loan guaranteed by Kinder Morgan Energy Partners, L.P. Mr. Shaper was required to purchase Kinder Morgan, Inc. common shares and Kinder Morgan Energy Partners, L.P. common units in the open market with the loan proceeds. If he voluntarily leaves Kinder Morgan Energy Partners, L.P. prior to the end of five years, then he must repay the entire loan. On the fifth anniversary date of the agreement, provided Mr. Shaper has continued to be employed by Kinder Morgan, G.P., Inc., Kinder Morgan Energy Partners, L.P. and Kinder Morgan, Inc. will assume Mr. Shaper's obligations under the loan. The agreement contains provisions that address termination for cause, death, disability and change of control.

Lines of Credit.  Kinder Morgan Energy Partners, L.P. has agreed to guarantee potential borrowings under lines of credit available from Wachovia Bank, National Association to Messrs. Listengart, Shaper and Ms. Macdonald. Each of these officers is primarily liable for any borrowing on his line of credit, and if Kinder Morgan Energy Partners, L.P. makes any payment with respect to an outstanding loan, the officer on behalf of whom payment is made must surrender a percentage of his or her Kinder Morgan, Inc. stock options. To date, Kinder Morgan Energy Partners, L.P. has made no payment with respect to these lines of credit. Furthermore, the lines of credit and Kinder Morgan Energy Partners, L.P.'s related guaranty expire in October 2003 and will not be renewed.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information as of January 31, 2003, regarding (a) the beneficial ownership of (i) Kinder Morgan Energy Partners, L.P.'s common and Class B units, (ii) our shares and (iii) the common stock of Kinder Morgan, Inc., the parent company of Kinder Morgan G.P., Inc., by all our directors and those of Kinder Morgan G.P., Inc., each of the named executive officers and all our directors and executive officers as a group and (b) the beneficial ownership of Kinder Morgan Energy Partners, L.P.'s common and Class B units or our shares by all persons known by us to own beneficially more than five percent of Kinder Morgan Energy Partners, L.P.'s common and Class B units or our shares. Unless otherwise noted, the address of each person below is c/o Kinder Morgan Energy Partners, L.P., 500 Dallas Street, Suite 1000, Houston, Texas 77002. All references to the number of Kinder Morgan Energy Partners, L.P.'s common and Class B units and to the number of our shares have been restated to reflect the effect of the two-for-one splits of Kinder Morgan Energy Partners, L.P.'s outstanding common and Class B units and our shares that occurred on August 31, 2001.

Amount and Nature of Beneficial Ownership1
	Kinder Morgan Energy Partners, L.P.
	Common Units		Class B Units		Kinder Morgan Management Shares		Kinder Morgan, Inc. Voting Stock
	Number of Units[2]	Percent of Class	Number of Units[3]	Percent of Class	Number of Shares[4]	Percent of Class	Number of Shares[5]	Percent of Class
Richard D. Kinder[6]	315,956	*	-	-	32,522	*	23,995,398	19.68%
Michael C. Morgan[7]	6,000	*	-	-	3,777	*	305,000	*
C. Park Shaper[8]	86,000	*	-	-	2,208	*	201,750	*
Edward O. Gaylord	33,000	*	-	-	-	-	2,000	*
Gary L. Hultquist[9]	11,000	*	-	-	-	-	-	-
Perry M. Waughtal[10]	33,300	*	-	-	32,710	*	30,000	*
Joseph Listengart[11]	14,198	*	-	-	-	-	109,300	*
Deborah A. Macdonald[12]	-	-	-	-	-	-	83,068	*
Directors and Executive Officers as a group (13 persons)[13]	652,972	*	-	-	75,361	*	25,099,094	20.58%
Kinder Morgan, Inc.[14]	12,955,735	9.97%	5,313,400	100.00%	13,511,726	29.60%	-	-
Fayez Sarofim[15]	7,019,652	5.40%	-	-	-	-	-	-
Capital Group International, Inc.[16]	-	-	-	-	4,543,590	9.95%	-	-
Oppenheimer Funds, Inc.[17]	-	-	-	-	3,827,803	8.38%	-	-

*Less than 1%.

[1]	Except as noted otherwise, all units and Kinder Morgan, Inc. shares involve sole voting power and sole investment power. For Kinder Morgan Management, see note (4).
[2]	As of January 31, 2003, Kinder Morgan Energy Partners, L.P. had 129,971,518 common units issued and outstanding.
[3]	As of January 31, 2003, Kinder Morgan Energy Partners, L.P. had 5,313,400 Class B units issued and outstanding.
[4]

Represent the limited liability company shares of Kinder Morgan Management, LLC. As of January 31, 2003, there were 45,654,048 issued and outstanding Kinder Morgan Management, LLC shares. In all cases, Kinder Morgan Energy Partners, L.P.'s i-units will be voted in proportion to the affirmative and negative votes, abstentions and non-votes of owners of Kinder Morgan Management, LLC shares. Through the provisions in Kinder Morgan Energy Partners, L.P.'s partnership agreement and Kinder Morgan Management, LLC's limited liability company agreement, the number of outstanding Kinder Morgan Management, LLC shares, including voting shares owned by Kinder Morgan G.P., Inc., and the number of Kinder Morgan Energy Partners, L.P.'s i-units will at all times be equal.

[5]	As of January 31, 2003, Kinder Morgan, Inc. had a total of 121,933,618 shares of issued and outstanding voting common stock, which excludes 8,099,868 shares held in treasury.
[6]

Includes (a) 7,856 common units owned by Mr. Kinder's spouse, (b) 5,156 Kinder Morgan, Inc. shares held by Mr. Kinder's spouse and (c) 250 Kinder Morgan, Inc. shares held by Mr. Kinder in a custodial account for his nephew. Mr. Kinder disclaims any and all beneficial or pecuniary interest in these units and shares.

[7]	Includes options to purchase 275,000 Kinder Morgan, Inc. shares exercisable within 60 days of January 31, 2003, and includes 12,500 shares of restricted Kinder Morgan, Inc. stock.
[8]	Includes options to purchase 143,750 Kinder Morgan, Inc. shares exercisable within 60 days of January 31, 2003, and includes 12,500 shares of restricted Kinder Morgan, Inc. stock.

[9]	Includes options to purchase 8,000 common units exercisable within 60 days of January 31, 2003.
[10]	Includes options to purchase 6,000 common units exercisable within 60 days of January 31, 2003.
[11]

Includes options to purchase 10,000 common units and 88,800 Kinder Morgan, Inc. shares exercisable within 60 days of January 31, 2003, and includes 12,500 shares of restricted Kinder Morgan, Inc. stock.

[12]	Includes options to purchase 62,500 Kinder Morgan, Inc. shares exercisable within 60 days of January 31, 2003, and includes 12,500 shares of restricted Kinder Morgan, Inc. stock.
[13]

Includes options to purchase 47,200 common units and 897,925 Kinder Morgan, Inc. shares exercisable within 60 days of January 31, 2003, and includes 75,450 shares of restricted Kinder Morgan, Inc. stock.

[14]	Includes common units owned by Kinder Morgan, Inc. and its consolidated subsidiaries, including 1,724,000 common units owned by Kinder Morgan G.P., Inc.
[15]

As reported on the Schedule 13G/A filed February 14, 2003 by Fayez Sarofim & Co. and Fayez Sarofim. Mr. Sarofim reports that he has sole voting power over 2,000,000 common units, shared voting power over 3,967,893 common units, sole disposition power over 2,000,000 common units and shared disposition power over 5,019,652 common units. Mr. Sarofim is a director of Kinder Morgan, Inc. Fayez Sarofim & Co.'s and Mr. Sarofim's address is 2907 Two Houston Center, Houston, Texas 77010.

[16]

As reported on the Schedule 13G/A filed February 11, 2003 by Capital Group International, Inc. and Capital Guardian Trust Company. Capital Group International, Inc. and Capital Guardian Trust Company report that in regard to Kinder Morgan Management, LLC shares, they have sole voting power over 3,373,010 shares, shared voting power over 0 shares, sole disposition power over 4,543,590 shares and shared disposition power over 0 shares. Capital Group International, Inc.'s and Capital Guardian Trust Company's address is 11100 Santa Monica Blvd., Los Angeles, California 90025.

[17]

As reported on the Schedule 13G filed February 12, 2003 by Oppenheimer Funds, Inc. and Oppenheimer Capital Income Fund. Oppenheimer Funds, Inc. reports that in regard to Kinder Morgan Management, LLC shares, it has sole voting power over 0 shares, shared voting power over 0 shares, sole disposition power over 0 shares and shared disposition power over 3,827,803 shares. Of these 3,827,803 Kinder Morgan Management, LLC shares, Oppenheimer Capital Income Fund has sole voting power over 2,425,000 shares, shared voting power over 0 shares, sole disposition power over 0 shares and shared disposition power over 2,425,000 shares. Oppenheimer Funds, Inc.'s address is 498 Seventh Avenue, New York, New York 10018, and Oppenheimer Capital Income Fund's address is 6803 Tucson Way, Englewood, Colorado 80112.

Equity Compensation Plan Information

The following table sets forth information regarding Kinder Morgan Energy Partners, L.P.'s equity compensation plans as of January 31, 2003. Specifically, the table refers to information regarding Kinder Morgan Energy Partners, L.P.'s Common Unit Option Plan described in Item 11 "Executive Compensation" as of January 31, 2003.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	-	-

Equity compensation plans not approved by security holders	281,600	$ 17.50	57,000

Total	281,600		57,000
	=======		=======

Item 13.  Certain Relationships and Related Transactions.

General and Administrative Expenses

KMGP Services Company, Inc., a subsidiary of Kinder Morgan G.P., Inc., provides employees and Kinder Morgan Services LLC, our wholly owned subsidiary, provides centralized payroll and employee benefits services to us, Kinder Morgan G.P., Inc., Kinder Morgan Energy Partners, L.P. and Kinder Morgan Energy Partners, L.P.'s operating partnerships and subsidiaries (collectively, the "Group"). Employees of KMGP Services Company, Inc. are assigned to work for one or more members of the Group. The direct costs of all compensation, benefits expenses, employer taxes and other employer expenses for these employees are allocated and charged by Kinder Morgan Services LLC to the appropriate members of the Group; and the members of the Group reimburse Kinder Morgan Services for their allocated shares of these direct costs. There is no profit or margin charged by Kinder Morgan Services LLC to the members of the Group. The administrative support necessary to implement these payroll and benefits services is provided by the human resource department of Kinder Morgan, Inc., and the related administrative costs are allocated to members of the Group in accordance with existing expense allocation procedures. The effect of these arrangements is that each member of the Group bears the direct compensation and employee benefits costs of its assigned or partially assigned employees, as the case may be, while also bearing its allocable share of administrative costs. Pursuant to its limited partnership agreement, Kinder Morgan Energy Partners, L.P. reimburses Kinder Morgan Services LLC for its share of these administrative costs and such reimbursements will be accounted for as described above.

Our named executive officers and other employees that provide management or services to both Kinder Morgan, Inc. and the Group are employed by Kinder Morgan, Inc. Additionally, other Kinder Morgan, Inc. employees assist in the operation of Kinder Morgan Energy Partners, L.P.'s Natural Gas Pipeline assets. These Kinder Morgan, Inc. employees' expenses are allocated without a profit component between Kinder Morgan, Inc. and the appropriate members of the Group.

Kinder Morgan Energy Partners, L.P. Distributions

Kinder Morgan G.P., Inc.

Kinder Morgan G.P., Inc. serves as the sole general partner of Kinder Morgan Energy Partners, L.P. Pursuant to their partnership agreements, Kinder Morgan G.P., Inc.'s general partner interests represent a 1% ownership interest in Kinder Morgan Energy Partners, L.P., and a direct 1.0101% ownership interest in each of Kinder Morgan Energy Partners, L.P.'s five operating partnerships. Collectively, Kinder Morgan G.P., Inc. owns an effective 2% interest in the operating partnerships, without reference to incentive distributions paid under Kinder Morgan Energy Partners, L.P.'s partnership agreement:

•	its 1.0101% direct general partner ownership interest (accounted for as minority interest in the consolidated financial statements of Kinder Morgan Energy Partners, L.P.); and
•	its 0.9899% ownership interest indirectly owned via its 1% ownership interest in Kinder Morgan Energy Partners, L.P.

In addition, at December 31, 2002, Kinder Morgan G.P., Inc. owned 1,724,000 common units, representing approximately 1.04% of Kinder Morgan Energy Partners, L.P.'s outstanding limited partner units. Kinder Morgan Energy Partners, L.P.'s agreement requires that it distribute 100% of "Available Cash" (as defined in the partnership agreement) to its partners within 45 days following the end of each calendar quarter in accordance with their respective percentage interests. Available Cash consists generally of all of Kinder Morgan Energy Partners, L.P.'s cash receipts less cash disbursements and net additions to or reductions in reserves (including any reserves required under debt instruments for future principal and interest payments) and amounts payable to the former general partner of SFPP, L.P. in respect of its remaining 0.5% special limited partner interest in SFPP, L.P.

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

•

first, 98% to the owners of all classes of units pro rata and 2% to Kinder Morgan G.P., Inc. until the owners of all classes of units have received a total of $0.15125 per unit in cash or equivalent i-units for such quarter;

•

second, 85% of any Available Cash then remaining to the owners of all classes of units pro rata and 15% to Kinder Morgan G.P., Inc. until the owners of all classes of units have received a total of $0.17875 per unit in cash or equivalent i-units for such quarter;

•

third, 75% of any Available Cash then remaining to the owners of all classes of units pro rata and 25% to Kinder Morgan G.P., Inc. until the owners of all classes of units have received a total of $0.23375 per unit in cash or equivalent i-units for such quarter; and

•

fourth, 50% of any Available Cash then remaining to the owners of all classes of units pro rata, to owners of common units and Class B units in cash and to us, as the owner of i-units, in the equivalent number of i-units, and 50% to Kinder Morgan G.P., Inc. in cash.

Incentive distributions are generally defined as all cash distributions paid to Kinder Morgan G.P., Inc. that are in excess of 2% of the aggregate amount of cash being distributed. Kinder Morgan G.P., Inc.'s declared incentive distributions for the years ended December 31, 2002 and 2001 were $267.4 million and $199.7 million, respectively.

Kinder Morgan, Inc.

Kinder Morgan, Inc., through its subsidiary Kinder Morgan (Delaware), Inc., remains the sole stockholder of Kinder Morgan G.P., Inc. At December 31, 2002, Kinder Morgan, Inc. directly owned 6,523,650 common units and 5,313,400 Class B units, indirectly owned 6,432,085 common units owned by its consolidated affiliates, including Kinder Morgan G.P., Inc., and owned 13,511,726 of our shares, representing an indirect ownership interest of 13,511,726 Kinder Morgan Energy Partners, L.P.'s i-units. These units represent approximately 17.6% of Kinder Morgan Energy Partners, L.P.'s outstanding limited partner units.

Kinder Morgan Management, LLC

We, as Kinder Morgan G.P., Inc.'s delegate, are the sole owner of Kinder Morgan Energy Partners, L.P.'s 45,654,048 i-units.

Asset Acquisitions

Effective December 31, 2000, Kinder Morgan Energy Partners, L.P. acquired over $621.7 million of assets from Kinder Morgan, Inc. As consideration for these assets, Kinder Morgan Energy Partners, L.P. paid to Kinder Morgan, Inc. $192.7 million in cash and approximately $156.3 million in units, consisting of 1,280,000 common units and 5,313,400 Class B units. Kinder Morgan Energy Partners, L.P. also assumed liabilities of approximately $272.7 million. Kinder Morgan Energy Partners, L.P. acquired Kinder Morgan Texas Pipeline, L.P. and MidCon NGL Corp. (both of which were converted to single-member limited liability companies), the Casper and Douglas natural gas gathering and processing systems, a 50% interest in Coyote Gas Treating, LLC and a 25% interest in Thunder Creek Gas Services, LLC. The purchase price for the transaction was determined by the boards of directors of Kinder Morgan, Inc. and Kinder Morgan G.P., Inc. based on pricing principles used in the acquisition of similar assets. In addition, the independent directors of Kinder Morgan G.P., Inc. unanimously approved the transaction, relying on, among other things, independent legal counsel and a fairness opinion from investment banking firm A.G. Edwards & Sons, Inc.

Operations

Kinder Morgan, Inc. or its subsidiaries operate and maintain for Kinder Morgan Energy Partners, L.P. the assets comprising Kinder Morgan Energy Partners, L.P.'s Natural Gas Pipelines business segment. Natural Gas Pipeline Company of America, a subsidiary of Kinder Morgan, Inc., operates Trailblazer Pipeline Company's assets under a long-term contract pursuant to which Trailblazer Pipeline Company incurs the costs and expenses related to Natural Gas Pipeline Company of America's operating and maintaining the assets. Trailblazer Pipeline Company provides the funds for capital expenditures. Natural Gas Pipeline Company of America does not profit from or suffer loss related to its operation of Trailblazer Pipeline Company's assets.

The remaining assets comprising Kinder Morgan Energy Partners, L.P.'s Natural Gas Pipelines business segment are operated under agreements between Kinder Morgan, Inc. and Kinder Morgan Energy Partners, L.P. The agreements have five-year terms and contain automatic five-year extensions. Pursuant to the applicable underlying agreements, Kinder Morgan Energy Partners, L.P. pays Kinder Morgan, Inc. either a fixed amount or actual costs incurred as reimbursement for the corporate general and administrative expenses incurred in connection with the operation of these assets. The amounts paid to Kinder Morgan, Inc. for corporate general and administrative costs, including amounts related to Trailblazer Pipeline Company, were $13.3 million of fixed costs and $2.8 million of actual costs incurred for 2002, and $9.5 million of fixed costs and $3.2 million of actual costs incurred for 2001. Commencing in 2003, Kinder Morgan, Inc. will be operating additional pipeline assets, including Kinder Morgan Energy Partners, L.P.'s North System and Cypress Pipeline, which are part of Kinder Morgan Energy Partners, L.P.'s Products Pipelines business segment, as well as Kinder Morgan Energy Partners, L.P.'s Monterrey Pipeline, which is currently under construction and will be part of Kinder Morgan Energy Partners, L.P.'s Natural Gas Pipelines business segment. Kinder Morgan Energy Partners, L.P. estimates the total reimbursement to be paid to Kinder Morgan, Inc. in respect of all pipeline assets operated by Kinder Morgan, Inc. and its subsidiaries for Kinder Morgan Energy Partners, L.P. for 2003 will be approximately $19.7 million, which includes $14.4 million of fixed costs (adjusted for inflation) and $5.3 million of actual costs. Kinder Morgan Energy Partners, L.P. believes the amounts paid to Kinder Morgan, Inc. for the services they provided each year fairly reflect the value of the services performed. However, due to the nature of the allocations, these reimbursements may not have exactly matched the actual time and overhead spent. Kinder Morgan Energy Partners, L.P. believes the agreed-upon amounts were, at the time the contracts were entered into, a reasonable estimate of the corporate general and administrative expenses to be incurred by Kinder Morgan, Inc. and its subsidiaries in performing such services. Kinder Morgan Energy Partners, L.P. also reimburses Kinder Morgan, Inc. and its subsidiaries for operating and maintenance costs and capital expenditures incurred with respect to these assets.

Other

We make all decisions relating to the management and control of Kinder Morgan Energy Partners, L.P.'s business and activities, subject to Kinder Morgan G.P., Inc.'s right to approve certain matters. Kinder Morgan G.P., Inc. owns all of our voting securities. Kinder Morgan, Inc., through its wholly owned and controlled subsidiary Kinder Morgan (Delaware), Inc., owns all the common stock of Kinder Morgan G.P., Inc. Certain conflicts of interest could arise as a result of the relationships among Kinder Morgan Energy Partners, L.P., Kinder Morgan G.P., Inc., Kinder Morgan, Inc. and us. The directors and officers of Kinder Morgan, Inc. have fiduciary duties to manage Kinder Morgan, Inc., including selection and management of its investments in its subsidiaries and affiliates, in a manner beneficial to the shareholders of Kinder Morgan, Inc. In general, we have a fiduciary duty to manage Kinder Morgan Energy Partners, L.P. in a manner beneficial to the unitholders. The partnership agreements for Kinder Morgan Energy Partners, L.P. and its operating partnerships contain provisions that allow us to take into account the interests of parties in addition to Kinder Morgan Energy Partners, L.P. in resolving conflicts of interest, thereby limiting our fiduciary duty to Kinder Morgan Energy Partners, L.P. unitholders, as well as provisions that may restrict the remedies available to unitholders for actions taken that might, without such limitations, constitute breaches of fiduciary duty. The partnership agreements provide that in the absence of bad faith by us, the resolution of a confilict by us will not be a breach of any duties. The duty of the directors and officers of Kinder Morgan, Inc. to the shareholders of Kinder Morgan, Inc. may, therefore, come into conflict with our duties and the duties of our directors and officers to Kinder Morgan Energy Partners, L.P. unitholders. The Conflicts and Audit Committee of our board of directors will, at our request, review (and is one of the means for resolving) conflicts of interest that may arise between Kinder Morgan, Inc. or its subsidiaries, on the one hand, and Kinder Morgan Energy Partners, L.P., on the other hand.

Item 14.  Controls and Procedures.

Within the 90-day period prior to the filing of this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and

Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14(c) under the Securities exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls and procedures subsequent to the date of their evaluation.

PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.
(a) 1.	Financial Statements

Reference is made to the index of financial statements and supplementary data under Item 8 in Part II.

2.	Financial Statement Schedules

The financial statements of Kinder Morgan Energy Partners, L.P., an equity method investee of the Registrant, are incorporated herein by reference from pages 89 through 159 of Kinder Morgan Energy Partners, L.P.'s Annual Report on Form 10-K for the year ended December 31, 2002.

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

We have no valuation or qualifying accounts subject to disclosure in Schedule II.

3.	Exhibits

Exhibit Number	Description
3.1
Form of Certificate of Formation of the Company (filed as Exhibit 3.1 to the Company's Registration Statement on Form S-1 (Registration No. 333-55868) and incorporated by reference herein).
3.2
Second Amended and Restated Limited Liability Company Agreement of the Company (filed as Exhibit 4.2 to the Company's Registration Statement on Form 8-A/A filed on July 24, 2002 and incorporated by reference herein).
4.1
Form of certificate representing shares of the Company (filed as Exhibit 4.3 to the Company's Registration Statement on Form 8-A/A filed on July 24, 2002 and incorporated by reference herein).
4.2
Form of Purchase Provisions between the Company and Kinder Morgan, Inc. (included as Annex B to the Second Amended and Restated Limited Liability Company Agreement filed as Exhibit 4.2 to the Company's Registration Statement on Form 8-A/A filed on July 24, 2002 and incorporated by reference herein).
4.3*
Registration Rights Agreement dated May 18, 2001 among the Company, Kinder Morgan Energy Partners, L.P. and Kinder Morgan, Inc.
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
21.1* 23.1* 99.1* 99.2*
List of Subsidiaries. Consent of Independent Accountants Chief Executive Officer Certification. Chief Financial Officer Certification.

* Filed herewith.

(b)	Reports on Form 8-K

(1)	Current Report on Form 8-K dated October 28, 2002 was filed on October 28, 2002, pursuant to Item 9 of that form.

We announced our intention to make presentations during the week of October 28, 2002 at various meetings with investors, analysts and others to discuss the third quarter and year-to-date financial results, business plans and objectives of us, Kinder Morgan, Inc. and Kinder Morgan Energy Partners, L.P. Notice was also given that interested parties would be able to view the materials to be presented at the meetings by visiting Kinder Morgan, Inc.'s website.

(2)	Current Report on Form 8-K dated January 15, 2003 was filed on January 15, 2003, pursuant to Item 7 and Item 9 of that form.
Pursuant to Item 9 of that form, we disclosed that on January 15, 2003 a press release was issued. Pursuant to Item 7 of that form, we filed the press release issued January 15, 2003 as an exhibit.
(3)	Current Report on Form 8-K dated January 21, 2003 was filed on January 21, 2003, pursuant to Item 9 of that form.

We announced our intention to make presentations on January 22, 2003 at the Kinder Morgan 2003 Analyst Conference to investors, analysts and others to address the fiscal year 2002 results, the fiscal year 2003 outlook and other business information about us, Kinder Morgan, Inc. and Kinder Morgan Energy Partners, L.P. Notice was also given that interested parties would be able to view the materials to be presented at the meetings by visiting Kinder Morgan, Inc.'s website and would be able to access the presentations by audio webcast, both live and on-demand.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KINDER MORGAN MANAGEMENT, LLC (Registrant)
	By	/s/ C. PARK SHAPER
C. Park Shaper Principal Financial and Accounting Officer
Date: February 26, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities set forth below and as of the date set forth above.

/s/ RICHARD D. KINDER	Director, Chairman and Chief Executive Officer
Richard D. Kinder
/s/ EDWARD O. GAYLORD	Director
Edward O. Gaylord
/s/ GARY L. HULTQUIST	Director
Gary L. Hultquist
/s/ C. PARK SHAPER	Director, Vice President, Treasurer and
C. Park Shaper	Chief Financial Officer
/s/ PERRY M. WAUGHTAL	Director
Perry M. Waughtal

CERTIFICATIONS

I, Richard D. Kinder, certify that:
1.	I have reviewed this annual report on Form 10-K of Kinder Morgan Management, LLC;
2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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
6.	The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Richard D. Kinder
Richard D. Kinder
Chairman and Chief Executive Officer
Date: February 26, 2003

I, C. Park Shaper, certify that:
1.	I have reviewed this annual report on Form 10-K of Kinder Morgan Management, LLC;
2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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
6.	The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ C. Park Shaper
C. Park Shaper
Vice President, Treasurer and Chief Financial Officer
Date: February 26, 2003

ANNEX A

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

                                    Form 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

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

                 500 Dallas, Suite 1000, Houston, Texas 77002
              (Address of principal executive offices)(zip code)

       Registrant's telephone number, including area code: 713-369-9000
                               ---------------

         Securities registered pursuant to Section 12(b) of the Act:

        Title of each class           Name of each exchange on which registered
        ------------------            -----------------------------------------
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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item
405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. [ ]

   Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities Exchange Act of 1934).  Yes [X]
No [ ]

   Aggregate market value of the Common Units held by non-affiliates of the registrant, based on closing prices in the daily composite list for transactions on the New York Stock Exchange on June 28, 2002 was approximately
$3,243,518,408. This figure assumes that only the general partner of the registrant, Kinder Morgan, Inc., Kinder Morgan Management, LLC, their subsidiaries and their officers and directors were affiliates. As of January 31,
2003, the registrant had 129,971,518 Common Units outstanding.

                                       1


                       KINDER MORGAN ENERGY PARTNERS, L.P.

                                TABLE OF CONTENTS

                                                                  Page
                                                                 Number
             PART I

Item 4.      Submission of Matters to a Vote of Security Holders   40

             PART II
Item 5.      Market for  Registrant's  Common Equity and Related
             Stockholder Matters................................   41
Item 6.      Selected Financial Data............................   42
Item 7.      Management's  Discussion  and Analysis of Financial

Item 7A.     Quantitative and Qualitative Disclosures About

Item 9.      Changes in and  Disagreements  with  Accountants on
             Accounting and Financial Disclosure................   73

             PART III
Item 10.     Directors and Executive Officers of the Registrant.   74
             Directors  and  Executive  Officers  of our General
             Partner and the Delegate...........................   74
             Section  16(a)   Beneficial   Ownership   Reporting
             Compliance.........................................   76
Item 11.     Executive Compensation.............................   76
Item 12.     Security  Ownership  of Certain  Beneficial  Owners

             PART IV
Item 15.     Exhibits,   Financial  Statement   Schedules,   and

                                      2


                                     PART I

Items 1. and 2.  Business and Properties.

General

   Kinder Morgan Energy Partners, L.P., a Delaware limited partnership, is a publicly traded limited partnership that was formed in August 1992. We are the largest publicly-traded pipeline limited partnership in the United States in terms of market capitalization and we own the largest independent refined petroleum products pipeline system in the United States in terms of volumes delivered. Unless the context requires otherwise, references to "we", "us",
"our", "KMP" or the "Partnership" are intended to mean Kinder Morgan Energy
Partners, L.P., our operating limited partnerships and their subsidiaries.

   We make available free of charge on or through our Internet website, at
http://www.kindermorgan.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. In addition, you should read the following discussion and analysis in conjunction with our Consolidated
Financial Statements included elsewhere in this report.

   The address of our principal executive offices is 500 Dallas, Suite 1000,
Houston, Texas 77002, and our telephone number at this address is (713)
369-9000. Our common units trade on the New York Stock Exchange under the symbol
"KMP".

   We provide services to our customers and create value for our unitholders primarily through the following activities:

   o transporting, storing and processing refined petroleum products;

   o transporting, storing and selling natural gas;

   o producing, transporting and selling carbon dioxide for use in, and selling crude oil produced from, enhanced oil recovery operations; and

   o transloading, storing and delivering a wide variety of bulk, petroleum and petrochemical products at terminal facilities located across the United
     States.

   We focus on providing fee-based services to customers, avoiding commodity price risks and taking advantage of the tax benefits of a limited partnership structure. The assets we own or operate are grouped into the following business segments:

   o Products Pipelines: Delivers gasoline, diesel fuel, jet fuel and natural gas liquids to various markets on over 10,000 miles of products pipelines and 32 associated terminals serving customers across the United States;

   o Natural Gas Pipelines: Transports, stores and sells natural gas and has over approximately 15,000 miles of natural gas transmission pipelines, plus natural gas gathering and storage facilities;

   o CO2 Pipelines: Produces, transports through pipelines and markets carbon dioxide, commonly called CO2, to oil fields that use CO2 to increase production of oil, and owns interests in and/or operates five oil fields in
     West Texas; and

   o Terminals: Composed of approximately 50 owned or operated liquid and bulk terminal facilities and more than 60 rail transloading facilities located throughout the United States. Our terminals segment can handle over 60 million tons of coal, petroleum coke and other dry-bulk materials annually and has a liquids storage capacity of approximately 35 million barrels for refined petroleum products, chemicals and other liquid products.

                                       3

      Since February 1997, our operations have experienced significant growth, and our net income has increased from $17.7 million, for the year ended December
31, 1997, to $608.4 million, for the year ended December 31, 2002. In February
1997, Kinder Morgan (Delaware), Inc., a Delaware corporation, acquired all of the issued and outstanding stock of our general partner, changed the name of our general partner to Kinder Morgan, G.P., Inc., and changed our name to Kinder
Morgan Energy Partners, L.P.

   In October 1999, K N Energy, Inc., a Kansas corporation that provided integrated energy services, acquired Kinder Morgan (Delaware), Inc. At the time of the closing of this transaction, K N Energy, Inc. changed its name to Kinder
Morgan, Inc., referred to herein as KMI. In connection with the acquisition,
Richard D. Kinder, Chairman and Chief Executive Officer of our general partner and its delegate (see below), became the Chairman and Chief Executive Officer of
KMI. KMI trades on the New York Stock Exchange under the symbol "KMI" and is one of the largest energy transportation and storage companies in the United States, operating, either for itself or on our behalf, more than 30,000 miles of natural gas and products pipelines. KMI also has significant retail distribution assets and interests in electric generation assets. At December 31, 2002, KMI and its consolidated subsidiaries owned, through its general and limited partner interests, an approximate 19.2% interest in us.

   In addition to the distributions it receives from its limited and general partner interests, KMI also indirectly receives an incentive distribution from us as a result of its ownership of our general partner. This incentive distribution is calculated in increments based on the amount by which quarterly distributions to unitholders exceed specified target levels as set forth in our partnership agreement, reaching a maximum of 50% of distributions allocated to the general partner for distributions above $0.23375 per limited partner unit per quarter. Including both its general and limited partner interests in us, at the 2002 distribution level, KMI received approximately 51% of all quarterly distributions from us, of which approximately 40% is attributable to its general partner interest and 11% is attributable to its limited partner interest. The actual level of distributions KMI will receive in the future will vary with the level of distributions to the limited partners determined in accordance with our partnership agreement.

   In February 2001, Kinder Morgan Management, LLC, a Delaware limited liability company referred to herein as KMR, was formed. Our general partner owns all of
KMR's voting securities and, pursuant to a delegation of control agreement, our general partner delegated to KMR, to the fullest extent permitted under Delaware law and our partnership agreement, all of its power and authority to manage and control our business and affairs, except that KMR cannot take certain specified actions without the approval of our general partner. Under the delegation of control agreement, KMR, as the delegate of our general partner, manages and controls our business and affairs and the business and affairs of our operating limited partnerships and their subsidiaries. Furthermore, in accordance with its limited liability company agreement, KMR's activities are limited to being a limited partner in, and managing and controlling the business and affairs of us, our operating limited partnerships and their subsidiaries.

In May 2001, KMR issued 2,975,000 of its shares representing limited liability company interests to KMI and 26,775,000 of its shares to the public in an initial public offering. The shares trade on the New York Stock Exchange under the symbol "KMR". KMR became a limited partner in us by using substantially all of the net proceeds from that offering to purchase i-units from us. The i-units are a separate class of limited partner interests in us and are issued only to
KMR. Under the terms of our partnership agreement, the i-units are entitled to vote on all matters on which the common units are entitled to vote. In general, the i-units, common units and Class B units (the Class B units are similar to our common units except that they are not eligible for trading on the New York
Stock Exchange), will vote together as a single class, with each i-unit, common unit, and Class B unit having one vote. We pay our quarterly distributions from operations and from interim capital transactions to KMR in additional i-units rather than in cash. At December 31, 2002, KMR, through its ownership of our
i-units, owned approximately 25.2% of all of our outstanding limited partner units. KMR shares and all classes of our limited partner units were split two-for-one on August 31, 2001, and all dollar and numerical references to such shares and units in this paragraph and in this report have been adjusted to reflect the effect of the split.

Business Strategy

   Our business strategy is substantially the same today as it was when our current management began managing our business in early 1997. The objective of our business strategy is to grow our portfolio of businesses by:

   o providing, for a fee, transportation, storage and handling services which are core to the energy infrastructure of

                                       4

     growing markets;

   o increasing utilization of our assets while controlling costs by:

        o operating classic fixed-cost businesses with little variable costs;
          and

        o improving productivity to drop all top-line growth to the bottom line;

   o leveraging economies of scale from incremental acquisitions and expansions principally by:

        o reducing needless overhead; and

        o eliminating duplicate costs in core operations; and

   o maximizing the benefits of our financial structure, which allows us to:

        o minimize the taxation of net income, thereby increasing
          distributions from our high cash flow businesses; and

        o maintain a strong balance sheet, thereby allowing flexibility when raising capital for acquisitions and/or expansions.

   We primarily transport and/or handle products for a fee and generally are not engaged in the unmatched purchase and resale of commodity products. As a result, we do not face significant risks relating directly to movements in commodity prices.

   Generally, as utilization of our pipelines and terminals increases, our fee-based revenues increase. Increases in utilization are principally driven by increases in demand for gasoline, jet fuel, natural gas and other energy products transported and/or handled by us. Increases in demand for these products are generally driven by demographic growth in markets we serve, including the rapidly growing western and southeastern United States.

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

   Products Pipelines. We plan to continue to expand our presence in the growing refined petroleum products markets in the western and southeastern United States through incremental expansions of pipelines and through pipeline and terminal acquisitions that we believe will increase distributable cash. Because our North
System serves a relatively mature market, we intend to focus on increasing throughput within the system by remaining a reliable, cost-effective provider of transportation services and by continuing to increase the range of products transported and services offered.

   Natural Gas Pipelines. We intend to grow our Texas intrastate natural gas transportation and storage businesses by identifying and serving significant new customers with demand for capacity on our pipeline systems and reducing volatility through long-term agreements. Kinder Morgan Interstate Gas
Transmission serves a stable, mature market, and thus we are focused on reducing costs and securing throughput for this pipeline. New measurement systems and other improvements will aid in managing expenses. We will explore expansion and storage opportunities to increase utilization levels throughout our natural gas pipeline systems. Trailblazer has recently expanded its system and has supported the expansion with long-term commitments secured in 2002. Red Cedar Gathering
Company, a partnership with the Southern Ute Indian Tribe, is pursuing additional gathering and processing opportunities on tribal lands.

   CO2 Pipelines. Our carbon dioxide business has two primary strategies: (a)
increase third party sales and transport of carbon dioxide, or service provider, and (b) increase flooding for our own account, or production. As a service provider, our strategy is to offer customers "one-stop shopping" for carbon dioxide supply, transportation

                                       5

and technical support service. In our production business, we plan to grow production from our SACROC oil field by increasing our use of carbon dioxide in enhanced oil recovery projects. Outside the Permian Basin, we intend to compete aggressively for new supply and transportation projects, including the acquisition of attractive carbon dioxide injection projects that would further increase the demand for our carbon dioxide reserves and utilization of our carbon dioxide pipeline assets. Our management believes these projects will arise as other United States oil producing basins mature and make the transition from primary production to enhanced recovery methods.

   Terminals. We are dedicated to growing our terminals segment through a core strategy which includes dedicating capital to expand existing facilities, maintaining a strong commitment to operational safety and efficiency and growing through strategic acquisitions. During 2002, we increased our ownership and operation of liquids and bulk terminals by the announcement of four major investment projects totaling approximately $172 million. The bulk terminals industry in the United States is highly fragmented, leading to opportunities for us to make selective, accretive acquisitions. In addition to efforts to expand and improve our existing terminals, we plan to design, construct and operate new facilities for current and prospective customers. Our management believes we can use newly acquired or developed facilities to leverage our operational expertise and customer relationships. In addition, we believe the combination of our liquids and bulk terminals businesses into one segment gives us a competitive advantage in pursuing acquisitions of terminals that handle both bulk and liquid materials.

Recent Developments

   During 2002, our assets increased 24% and our net income increased 38% from
2001 levels. In addition, distributions per unit increased 14% from $0.55 for the fourth quarter of 2001 to $0.625 for the fourth quarter of 2002.

   The following is a brief listing of activity since December 31, 2001.
Additional information regarding these items is contained in the rest of this report.

   o In January 2002, we paid approximately $29 million to NOVA Chemicals
     Corporation for an additional 10% ownership interest in the Cochin Pipeline
     System. Including this acquisition, we now own approximately 44.8% of the
     Cochin Pipeline System. The acquisition was effective as of December 31,
     2001. We record our proportionate share of the operations of the Cochin
     Pipeline System as part of our Products Pipelines business segment;

   o Effective January 31, 2002, we acquired all of the equity interests of
     Tejas Gas, LLC, a wholly-owned subsidiary of InterGen (North America),
     Inc., for approximately $881.5 million, including the assumption of approximately $154.4 million of liabilities. Tejas Gas, LLC owns a 3,400 mile intrastate natural gas pipeline system with 16 compressor stations, two natural gas storage facilities with approximately 3.5 billion cubic feet per day of working gas capacity and three natural gas processing treating facilities. The acquired assets are referred to as Kinder Morgan
     Tejas in this report, and together with our Kinder Morgan Texas Pipeline system, form our Texas intrastate natural gas pipeline group, which is included in our Natural Gas Pipelines business segment and referred to as
     Kinder Morgan Texas in this report;

   o On February 4, 2002, we announced two acquisitions and a major expansion project, both within our Terminals business segment, totaling approximately
     $43 million. The purchases included Pittsburgh, Pennsylvania-based Laser
     Materials Services LLC, later renamed Kinder Morgan Materials Services LLC, operator of more than 60 transload facilities in 20 states, and a 66 2/3%
     ownership interest in International Marine Terminals Partnership, which operates a bulk terminal site in Port Sulphur, Louisiana. The major expansion project to our Carteret, New Jersey liquids terminal added
     400,000 barrels of liquids storage capacity;

   o On April 24, 2002, we announced a $160 million investment project to expand our carbon dioxide business. The project includes the construction of a new $40 million pipeline that will be commonly known as the Centerline
     Pipeline. The pipeline will originate near Denver City, Texas and transport carbon dioxide to the Snyder,Texas area. The pipeline will consist of 113 miles of 16-inch pipe and will primarily supply the SACROC Unit in the
     Permian Basin of West Texas, but will also be available for existing and prospective third-party carbon dioxide projects in the Horseshoe Atoll area of the Permian Basin. Construction is expected to be completed in mid-2003.
     The project also includes the spending of approximately $120 million to add

                                       6

     additional infrastructure, including wells, injection and compression facilities, to support the expanding carbon dioxide flooding operations at the SACROC Unit. Based on positive response, by the end of 2002, we committed an additional $63 million to develop SACROC. These expenditures are expected to quadruple carbon dioxide deliveries to the SACROC Unit and triple oil production when compared to 2001 levels of 80 million cubic feet per day of carbon dioxide and 9,000 barrels per day of crude oil;

   o On May 6, 2002, we acquired the remaining 33 1/3% ownership interest in
     Trailblazer Pipeline Company from Enron Trailblazer Pipeline Company for
     $68 million in cash. We now own 100% of Trailblazer Pipeline Company.
     During the first quarter of 2002, we paid $12.0 million to CIG Trailblazer
     Gas Company, an affiliate of El Paso Corporation, in exchange for CIG's relinquishment of its rights to become a 7% to 8% equity owner in
     Trailblazer Pipeline Company in mid-2002. KMI operates, on our behalf,
     Trailblazer's 436-mile interstate natural gas pipeline that runs from
     Rockport, Colorado to Beatrice, Nebraska;

   o On May 7, 2002, we completed and placed into service our previously announced $59 million expansion project on the Trailblazer pipeline. The expansion project began in August 2001, as growth in Rocky Mountain natural gas supplies created the need for additional pipeline transportation infrastructure. The expansion project increased transportation capacity on the pipeline by 60% to 846,000 dekatherms per day of natural gas, and the increase has already been fully subscribed by customers. The project included installing two new compressor stations and adding 10,000 additional horsepower at an existing compressor station;

   o On May 23, 2002, we announced an approximately $50 million investment in our Terminals business segment. The investment provides for storage expansions and upgrade projects at our liquids terminals located in
     Carteret, New Jersey, Pasadena, Texas and Dravosburg, Pennsylvania, as well as the acquisition of a bulk terminal bagging operation located adjacent to our existing Milwaukee, Wisconsin dry-bulk terminal. The bulk of this expansion work will take place at our Carteret and Pasadena liquids terminals, and will follow the expansions that we initiated in 2001. The expansion project at our Carteret (New York Harbor area) facility will supplement the expansion we announced in February 2002 and will add an additional 400,000 barrels of petroleum storage capacity and will include the construction of a new 16-inch pipeline that will connect our Carteret facility to the Buckeye Pipeline system, a major refined petroleum products pipeline serving the East Coast. The expansion work at our Carteret terminal is expected to be completed in the third quarter of 2003. The expansion project at our Pasadena (Houston, Texas ship channel) facility will increase storage capacity by another 300,000 barrels of petroleum products and is expected to be completed in the second quarter of 2003;

   o On June 27, 2002, we announced a $30 million investment project that involves the construction of pipeline, compression and storage facilities to accommodate an additional 6 billion cubic feet of natural gas storage capacity at Kinder Morgan Interstate Gas Transmission LLC's Cheyenne Market
     Center. This additional capacity has been fully subscribed under 10-year contracts. The Cheyenne Market Center offers firm natural gas storage capabilities that will allow for the receipt, storage and subsequent re-delivery of natural gas supplies at applicable points located in the vicinity of the Cheyenne Hub in Weld County, Colorado and our Huntsman
     storage facility in Cheyenne County, Nebraska. The Cheyenne Market Center
     is expected to begin service during the summer of 2004;

   o On July 15, 2002, we announced a $116 million project to expand the capacity on a 190-mile segment of the Plantation Pipe Line system. The project will entail replacing an existing eight-inch pipeline between
     Bremen, Georgia and Knoxville, Tennessee with a new 20-inch pipeline. The expansion will double capacity on this segment of the pipeline to approximately 90,000 barrels per day of refined petroleum products.
     Construction will be initiated only after additional commitments from interested shippers are obtained;

   o On August 6, 2002, KMR closed the public offering of 12,478,900 of its shares (including over-allotment shares) at a price of $27.50 per share, less commissions and underwriting expenses. The net proceeds from the offering were used to buy additional i-units from us. We used the proceeds of approximately $331.2 million from the i-unit issuance to reduce the debt we incurred in our acquisition of Kinder Morgan Tejas. On August 23, 2002, we also issued $500 million of 31-year debt with a coupon of 7.3% and $250 million of five-year debt with a coupon of 5.35%. The equity and debt financing activities completed our long-term

                                       7

     financing for our Kinder Morgan Tejas gas system.  We have no significant senior note maturities due until 2005;

   o On August 31, 2002, we completed construction of a $70 million, 86-mile,
     30-inch natural gas pipeline in Texas. The new pipeline transports natural gas from an interconnect with KMI's Natural Gas Pipeline Company of America system in Lamar County, Texas to an existing 1,000-megawatt electric generating facility in Lamar County, as well as a new 1,789-megawatt electric generating facility currently being built in Kaufman County, Texas by FPL Energy, LLC, a subsidiary of FPL Group, Inc. FPL Energy has entered into a 30-year long-term, binding firm transportation contract with us for the full 325,000 dekatherms per day of natural gas capacity.

   o On September 1, 2002, we entered into long-term transportation storage and sales contracts with BP Energy of North America. Through the agreements, BP will have access to our Kinder Morgan Texas pipeline system with transportation capacity of up to one billion cubic feet of natural gas per day and storage capacity of up to 19 billion cubic feet of natural gas.
     These long-term BP contracts reserve a large portion of the 5 billion cubic feet per day of natural gas peak capacity on Kinder Morgan Texas and are expected to add significantly to operating results once the full contract quantities are transported in the spring of 2003;

   o On October 10, 2002, we announced an approximately $36 million investment in our Terminals business segment. The investment includes the acquisition of two terminal facilities and a storage expansion project at our liquids terminal located in Perth Amboy, New Jersey. Effective September 1, 2002,
     we acquired a bulk terminal facility along the Ohio River near Owensboro,
     Kentucky, and a liquids terminal facility along the Mississippi River near
     St. Gabriel, Louisiana. The bulk terminal is one of the nation's largest storage and handling points for bulk aluminum and the liquids terminal features 400,000 barrels of storage capacity and a related pipeline network that serves the southern Louisiana area. The expansion at our Perth Amboy terminal includes the construction of an additional 300,000 barrels of storage capacity and increases the petroleum capacity at the facility by more than 20%. The expansion was undertaken as a result of a long-term storage agreement that we entered into with a petroleum customer;

   o On November 11, 2002, we began construction on the new $87 million,
     95-mile, 30-inch Mier-Monterrey natural gas pipeline that stretches from
     South Texas to Monterrey, Mexico, one of Mexico's fastest growing industrial areas. The new pipeline will interconnect with the southern end of our Kinder Morgan Texas pipeline system in Starr County, Texas, and is designed to initially transport up to 375,000 dekatherms per day of natural gas. We have entered into a 15-year contract with Pemex Gas Y Petroquimica
     Basica, which has subscribed for all of the capacity on the pipeline. The pipeline will connect to a 1,000-megawatt power plant complex and to the
     Pemex natural gas transportation system. Construction of the pipeline is expected to be completed during the second quarter of 2003; and

   o On January 7, 2003, we announced a $43 million investment to enlarge and improve our bulk terminals businesses. The investment included the acquisition of long-term lease contracts to operate four bulk terminal facilities at major ports along the East Coast and in the southeastern
     United States, and certain assets that provide stevedoring services at these locations. In addition, we purchased four floating cranes at our bulk terminal facility in Port Sulphur, Louisiana. The loading equipment previously had been leased from a third party under an operating lease.

   Our operations are grouped into four reportable business segments. For more information on our reportable business segments, see Note 15 to our Consolidated
Financial Statements. These segments and their major assets are as follows:

Products Pipelines

   Our Products Pipelines segment consists of refined petroleum products and natural gas liquids pipelines, related terminals and transmix processing facilities, including:

   o our Pacific operations, which include interstate common carrier pipelines regulated by the Federal Energy Regulatory Commission, intrastate pipelines in California regulated by the California Public Utilities

                                       8

     Commission and certain non rate-regulated operations and terminal facilities. Specifically, our Pacific operations include:

        o  our SFPP, L.P. operations, comprised of approximately 3,300 miles of pipelines that transport refined petroleum products to some of the faster growing population centers in the United States, including Los
           Angeles, San Diego, and Orange County, California; the San Francisco
           Bay Area; Las Vegas, Nevada (through our CALNEV pipeline) and Phoenix and Tucson, Arizona, and 13 truck-loading terminals with an aggregate usable tankage capacity of approximately 8.2 million barrels;

        o  our CALNEV pipeline operations, comprised of a 550-mile pipeline that transports refined petroleum products from Colton, California to the growing Las Vegas, Nevada market, and two refined petroleum products terminals located in Barstow, California and Las Vegas, Nevada; and

        o  our West Coast terminals operations, which are comprised of seven terminal facilities on the West Coast that transload and store refined petroleum products;

   o our Central Florida Pipeline, a 195-mile pipeline that transports refined petroleum products from Tampa to the Orlando, Florida market and two refined petroleum products terminals at Tampa and Orlando, Florida;

   o our North System, a 1,600-mile pipeline that transports natural gas liquids and refined petroleum products between south central Kansas and the Chicago area and various intermediate points, including eight terminals, and our
     50% interest in the Heartland Pipeline Company, which ships refined petroleum products in the Midwest;

   o our 51% interest in Plantation Pipe Line Company, which owns and operates a
     3,100-mile pipeline system that transports refined petroleum products throughout the southeastern United States, serving major metropolitan areas including Birmingham, Alabama; Atlanta, Georgia; Charlotte, North Carolina;
     and the Washington, D.C. area;

   o our 44.8% interest in the Cochin Pipeline System, a 1,900-mile pipeline transporting natural gas liquids and traversing Canada and the United
     States from Fort Saskatchewan, Alberta to Sarnia, Ontario, including four terminals;

   o our Cypress Pipeline, a 104-mile pipeline transporting natural gas liquids from Mont Belvieu, Texas to a major petrochemical producer in Lake Charles,
     Louisiana; and

   o our transmix operations, which include the processing of petroleum pipeline transmix through transmix processing plants in Colton, California;
     Richmond, Virginia; Dorsey Junction, Maryland; Indianola, Pennsylvania; and
     Wood River, Illinois.

   Pacific Operations

   Our Pacific operations' pipelines are split into a South Region and a North
Region. Combined, the two regions consist of seven pipeline segments that serve six western states with approximately 3,900 miles of refined petroleum products pipeline and related terminal facilities.

   Refined petroleum products and related uses are:

         Product                        Use
        -----------             ---------------------------
        Gasoline                Transportation
        Diesel fuel             Transportation  (auto,  rail,  marine),  farm,
                                   industrial and commercial
        Jet fuel                Commercial and military air transportation

   Our Pacific operations transport over 1.1 million barrels per day of refined petroleum products, providing pipeline service to approximately 44 customer-owned terminals, four commercial airports and 13 military bases. For
2002, the three main product types transported were gasoline (63%), diesel fuel
(21%) and jet fuel (16%). Our

                                       9

Pacific operations also include 15 truck-loading terminals (13 on SFPP,
L.P. and two on CALNEV).

   Our Pacific operations provide refined petroleum products to some of the fastest growing population centers in the United States, including southern
California; Las Vegas and Reno, Nevada; and the Phoenix, Arizona region.
Pipeline transportation of gasoline and jet fuel generally has a direct correlation with demographic patterns. We believe that the population growth associated with the markets served by our Pacific operations will continue in the foreseeable future.

   South Region. Our Pacific operations' South Region consists of four pipeline segments:

   o West Line;

   o East Line;

   o San Diego Line; and

   o CALNEV Line.

   The West Line consists of approximately 630 miles of primary pipeline and currently transports products for 45 shippers from six refineries and three pipeline terminals in the Los Angeles Basin to Phoenix and Tucson, Arizona and
various intermediate commercial and military delivery points. Product for the
West Line can also come from foreign sources through the Los Angeles and Long
Beach port complexes and the three pipeline terminals. A significant portion of
West Line volumes is transported to Colton, California for local distribution and for delivery to our CALNEV Pipeline. The West Line serves our terminals located in Colton and Imperial, California as well as in Phoenix and Tucson,
Arizona.

   The East Line is comprised of two parallel 8-inch and 12-inch pipelines originating in El Paso, Texas and continuing approximately 300 miles west to our
Tucson terminal and one line continuing northwest approximately 130 miles from
Tucson to Phoenix. All products received by the East Line at El Paso come from a refinery in El Paso or are delivered through connections with non-affiliated pipelines from refineries in Texas and New Mexico. The East Line serves our terminals located in Phoenix and Tucson as well as various intermediate commercial and military delivery points.

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

   The CALNEV Pipeline consists of two parallel 248-mile, 14-inch and 8-inch pipelines from our facilities at Colton, California to Las Vegas, Nevada. It also includes approximately 55 miles of pipeline serving Edwards Air Force Base.
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

   North Region. Our Pacific operations' North Region consists of three pipeline segments:

   o the North Line;

   o the Bakersfield Line; and

   o the Oregon Line.

   The North Line consists of approximately 1,075 miles of pipeline in five segments originating in Richmond and Concord, California. This line serves our terminals located in Brisbane, Sacramento, Chico, Fresno and San Jose,
California, and Reno, Nevada. The products delivered through the North Line come from refineries in the San

                                       10

Francisco Bay Area. The North Line also receives product transported from various pipeline and marine terminals that deliver products from foreign and domestic ports.

   The Bakersfield Line is a 100-mile, 8-inch pipeline serving Fresno,
California. A refinery located in Bakersfield, California supplies substantially all of the products shipped through the Bakersfield Line.

   The Oregon Line is a 114-mile pipeline serving 16 shippers. Our Oregon Line receives products from marine terminals in Portland, Oregon and from Olympic
Pipeline. Olympic Pipeline is a non-affiliated pipeline that transports products from the Puget Sound, Washington area to Portland. From its origination point in
Portland, the Oregon Line extends south and serves our terminal located in
Eugene, Oregon.

   West Coast Terminals.  These terminals are operated as part of our Pacific operations.

   The terminals include:

   o the Carson Terminal;

   o the Los Angeles Harbor Terminal;

   o the Gaffey Street Terminal;

   o the Richmond Terminal;

   o the Linnton and Willbridge Terminals; and

   o the Harbor Island Terminal.

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
Storage at the Carson facility is primarily arranged via term contracts with customers, ranging from one to five years. Term contracts represent 56% of total revenues at the facility.

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

   The Harbor Island Terminal is located in Seattle, Washington. The facility is supplied via pipeline and barge from northern Washington-state refineries, allowing customers to distribute fuels economically to the greater Seattle-area market by truck. The terminal also has the largest capacity of marine fuel oil tanks in Puget Sound, along with a multi-component, in-line blending system for providing customized bunker fuels to the marine

                                       11

industry.

   Truck-Loading Terminals. Our Pacific operations include 15 truck-loading terminals (13 on SFPP, L.P. and two on CALNEV) with an aggregate usable tankage capacity of approximately nine million barrels. The truck terminals are located at destination points on each of our Pacific operations' pipelines as well as at certain intermediate points along each pipeline. The simultaneous truck-loading capacity of each terminal ranges from 2 to 12 trucks. We provide the following services at these terminals:

   o short-term product storage;

   o truck-loading;

   o vapor recovery;

   o deposit control additive injection;

   o dye injection;

   o oxygenate blending; and

   o quality control.

   The capacity of terminaling facilities varies throughout our Pacific operations, and we do not own terminaling facilities at all pipeline delivery locations. We charge a separate fee (in addition to pipeline tariffs) for these additional terminaling services. These fees are not regulated except for the fees at the CALNEV terminals. At certain locations, we make product deliveries to facilities owned by shippers or independent terminal operators.

   Markets. Currently our Pacific operations' pipeline system serves approximately 76 shippers in the refined products market, with the largest customers consisting of:

   o major petroleum companies;

   o independent refiners;

   o the United States military; and

   o independent marketers and distributors of refined petroleum products.

   A substantial portion of the product volume transported is gasoline. Demand for gasoline depends on such factors as prevailing economic conditions, vehicular use patterns and demographic changes in the markets served. We expect the majority of our Pacific operations' markets to maintain growth rates that exceed the national average for the foreseeable future.

   Currently, the California gasoline market is approximately 940,000 barrels per day. The Arizona gasoline market is served primarily by us at a market demand of approximately 155,000 barrels per day. Nevada's gasoline market is approximately 60,000 barrels per day and Oregon's is approximately 100,000 barrels per day. The diesel and jet fuel market is approximately 510,000 barrels per day in California, 80,000 barrels per day in Arizona, 50,000 barrels per day in Nevada and 60,000 barrels per day in Oregon. We transport over 1.1 million barrels of petroleum products per day in these states.

   The volume of products transported is directly affected by the level of end-user demand for such products in the geographic regions served. Certain product volumes can experience seasonal variations and, consequently, overall volumes may be lower during the first and fourth quarters of each year.

   California has mandated the elimination of MTBE (methyl tertiary-butyl ether)
from gasoline by January 1, 2004. MTBE-blended gasoline will be replaced by an ethanol blend. Since ethanol is not shipped in our pipelines,

                                       12

this will result in a small reduction in California gasoline volumes. Some suppliers/marketers are switching to ethanol before the required date, thus some reduction in gasoline volumes will begin in January 2003. We believe the fees we will earn for new ethanol-related services at our terminals will more than offset the expected reduction in pipeline transportation fees.

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

   Longhorn Partners Pipeline is a joint venture pipeline project that is expected to begin transporting refined products from refineries on the Gulf
Coast to El Paso and other destinations in Texas in 2003. Increased product supply in the El Paso area could result in some shift of volumes transported into Arizona from our West Line to our East Line. While increased movements into the Arizona market from El Paso would displace higher tariff volumes supplied from Los Angeles on our West Line, our East Line is currently running at full capacity and such shift of supply sourcing has not had, and is not expected to have, a material effect on operating results.

   Competitors of the Carson Terminal in the refined products market include
Shell Oil Products U.S. and BP (formerly Arco Terminal Services Company). In the crude/black oil market, competitors include Edison Pipeline & Terminal Company,
Wilmington Liquid Bulk Terminals (Vopak) and BP. Competitors to Gaffey Street
include ST Services, Chemoil and Wilmington Liquid Bulk Terminals (Vopak).
Competition to the Richmond Terminal's chemical business comes primarily from
IMTT. Competitors to our Linnton and Willbridge Terminals include ST Services,
ChevronTexaco and Shell Oil Products U.S. Our Harbor Island Terminal competes primarily with nearby terminals owned by Shell Oil Products U.S. and
ConocoPhillips.

   Central Florida Pipeline

   We own and operate a liquids terminal in Tampa, Florida, a liquids terminal in Taft, Florida (near Orlando, Florida) and an intrastate common carrier pipeline system that serves customers' product storage and transportation needs in Central Florida. The Tampa Terminal contains 31 above-ground storage tanks consisting of approximately 1.4 million barrels of storage capacity and is connected to two ship dock facilities in the Port of Tampa that unload refined products from barges and ocean-going vessels into the terminal. The Tampa
Terminal provides storage for gasoline, diesel fuel and jet fuel for further movement into either trucks through five truck-loading racks or into the Central
Florida Pipeline system. The Tampa Terminal also provides storage for chemicals, predominantly used to treat citrus crops, delivered to the terminal by vessel or rail car and loaded onto trucks through five truck-loading racks. The Taft
Terminal contains 22 above-ground storage tanks consisting of approximately
670,000 barrels of storage capacity, providing storage for gasoline and diesel fuel for further movement into trucks through 11 truck-loading racks.

   The Central Florida Pipeline system consists of a 110-mile, 16-inch pipeline that transports gasoline and an 85-mile, 10-inch pipeline that transports diesel fuel and jet fuel from Tampa to Orlando, with an intermediate delivery point on the 10-inch pipeline at Intercession City, Florida. The Central Florida Pipeline
is the only major refined products pipeline in the State of Florida. In addition to being connected to our Tampa Terminal, the pipeline system is connected to terminals owned and operated by TransMontaigne, Citgo, BP, and Marathon Ashland
Petroleum. The 10-inch pipeline is connected to our Taft Terminal and is also the sole pipeline supplying jet fuel to the Orlando International Airport in
Orlando, Florida. In 2002, the pipeline transported approximately 94,000 barrels per day of refined products, with the product mix being approximately 68%
gasoline, 14% diesel fuel, and 18% jet fuel.

                                       13

   Markets. The estimated total refined petroleum product demand in the State of
Florida is approximately 785,000 barrels per day. Gasoline is, by far, the largest component of that demand at approximately 500,000 barrels per day. The total refined petroleum products demand for the Central Florida region of the state, which includes the Tampa and Orlando markets, is estimated to be 335,000 barrels per day, or approximately 43% of the consumption of refined products in the state. Our market share is approximately 120,000 barrels per day, or approximately 36% of the Central Florida market. Most of the jet fuel used at
Orlando International Airport is moved through our Tampa Terminal and the
Central Florida Pipeline system. The market in Central Florida is seasonal, with demand peaks in March and April during spring break and again in the summer vacation season, and is also heavily influenced by tourism, with Disney World and other amusement parks located in Orlando.

   Supply. The vast majority of refined petroleum products consumed in Florida is supplied from major refining centers in the gulf coast of Louisiana and
Mississippi and refineries in the Caribbean basin. A lesser amount of refined products is being supplied by refineries in Alabama and by Texas Gulf Coast refineries via marine vessels and through pipeline networks that extend to
Bainbridge, Georgia. The supply into Florida is generally transported by ocean-going vessels to the larger metropolitan ports, such as Tampa, Port
Everglades near Miami, and Jacksonville. Individual markets are then supplied from terminals at these ports and other smaller ports, predominately by trucks, except the Central Florida region, which is served by a combination of trucks and pipelines.

   Competition. With respect to the terminal operations at Tampa, the most significant competitors are proprietary terminals owned and operated by major oil companies, such as Marathon Ashland Petroleum, BP and Citgo, located along the Port of Tampa, and the ChevronTexaco and Motiva terminals in Port Tampa.
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

   Federal regulation of marine vessels, including the requirement, under the
Jones Act, that United States-flagged vessels contain double-hulls, is a significant factor in reducing the fleet of vessels available to transport refined petroleum products. Marine vessel owners are phasing in the requirement based on the age of the vessel and some older vessels are being redeployed into use in other jurisdictions rather than being retrofitted with a double-hull for use in the United States. Although we believe it is unlikely that a new pipeline system comparable in size and scope will be constructed, due to the high cost of pipeline construction and environmental and right-of-way permitting in Florida, the possibility of such pipelines being built is a continuing competitive factor.

   North System

   Our North System is an approximately 1,600-mile interstate common carrier pipeline for natural gas liquids and refined petroleum products. Additionally, we include our 50% ownership interest in Heartland Pipeline Company as part of our North System operations. ConocoPhillips owns the remaining 50% of Heartland
Pipeline Company.

   Natural gas liquids are typically extracted from natural gas in liquid form under low temperature and high pressure conditions. Natural gas liquids products and related uses are as follows:

                                       14

     Product                         Use
   --------------       ----------------------------------------
   Propane              Residential  heating,   industrial  and  agricultural
                          uses, petrochemical feedstock
   Isobutane            Further processing
   Natural gasoline     Further  processing or blending  into gasoline  motor
                          fuel
   Ethane/Propane       Feedstock for  petrochemical  plants or  peak-shaving
   Mix                     facilities
   Normal butane        Feedstock for  petrochemical  plants or blending into
                           gasoline motor fuel

   Our North System extends from south central Kansas to the Chicago area. South central Kansas is a major hub for producing, gathering, storing, fractionating and transporting natural gas liquids. Our North System's primary pipeline is comprised of approximately 1,400 miles of 8-inch and 10-inch pipelines and includes:

   o two parallel pipelines (except for a single 50-mile pipeline segment in
     Nebraska and Iowa), that originate at Bushton, Kansas and continue to a major storage and terminal area in Des Moines, Iowa;

   o a third pipeline, that extends from Bushton to the Kansas City, Missouri area; and

   o a fourth pipeline that extends from Des Moines to the Chicago area.

   Through interconnections with other major liquids pipelines, our North
System's pipeline system connects mid-continent producing areas to markets in the Midwest and eastern United States. We also have defined sole carrier rights to use capacity on an extensive pipeline system owned by Williams Energy
Partners, L.P. that interconnects with our North System. This capacity lease agreement requires us to pay $2.0 million per year, is in place until February
2013 and contains a five-year renewal option. In addition to our capacity lease agreement with Williams, we also have a reversal agreement with Williams to help provide for the transport of summer-time surplus butanes from Chicago area refineries to storage facilities at Bushton. We have an annual minimum joint tariff commitment of $0.6 million to Williams for this agreement.

   Our North System has approximately 8.3 million barrels of storage capacity, which includes caverns, steel tanks, pipeline line-fill and leased storage capacity. This storage capacity provides operating efficiencies and flexibility in meeting seasonal demands of shippers and provides propane storage for our truck-loading terminals.

   The Heartland pipeline system, which was completed in 1990, comprises one of our North System's main line sections that originate at Bushton, Kansas and terminates at a storage and terminal area in Des Moines, Iowa. We operate the
Heartland pipeline, and Conoco Pipe Line operates Heartland's Des Moines, Iowa terminal and serves as the managing partner of Heartland. In 2000, Heartland leased to ConocoPhillips Inc. 100% of the Heartland terminal capacity at Des
Moines, Iowa for $1.0 million per year on a year-to-year basis. The Heartland pipeline lease fee, payable to us for reserved pipeline capacity, is paid monthly, with an annual adjustment. The 2003 lease fee will be approximately
$1.07 million.

   In addition, our North System has seven propane truck-loading terminals and one multi-product complex at Morris, Illinois, in the Chicago area. Propane, normal butane and natural gasoline can be loaded at our Morris terminal.

   Markets. Our North System currently serves approximately 50 shippers in the upper Midwest market, including both users and wholesale marketers of natural gas liquids. These shippers include all three major refineries in the Chicago area. Wholesale marketers of natural gas liquids primarily make direct large volume sales to major end-users, such as propane marketers, refineries, petrochemical plants and industrial concerns. Market demand for natural gas liquids varies in respect to the different end uses to which natural gas liquids products may be applied. Demand for transportation services is influenced not only by demand for natural gas liquids but also by the available supply of natural gas liquids. Heartland provides transportation of refined petroleum products from refineries in the Kansas and Oklahoma areas to a BP Amoco terminal in Council Bluffs, Iowa, a ConocoPhillips terminal in Lincoln, Nebraska and
Heartland's Des Moines terminal. The demand for, and supply of, refined petroleum products in the geographic regions served by the Heartland pipeline system directly affect the volume of refined petroleum products transported by
Heartland.

                                       15

   Supply. Natural gas liquids extracted or fractionated at the Bushton gas processing plant have historically accounted for a significant portion
(approximately 40-50%) of the natural gas liquids transported through our North
System. Other sources of natural gas liquids transported in our North System include large oil companies, marketers, end-users and natural gas processors that use interconnecting pipelines to transport hydrocarbons. In 2000, KMI sold to ONEOK, Inc. the Bushton plant along with other assets previously owned by
KMI. Refined petroleum products transported by Heartland on our North System are supplied primarily from the National Cooperative Refinery Association crude oil refinery in McPherson, Kansas and the ConocoPhillips crude oil refinery in Ponca
City, Oklahoma.

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
Heartland's principal competitor is Williams Energy Partners, L.P.

   Plantation Pipe Line Company

   We own approximately 51% of Plantation Pipe Line Company, a 3,100-mile pipeline system serving the southeastern United States. ExxonMobil owns the remaining 49% interest and represents the single largest shipper on the
Plantation system. On December 21, 2000, we assumed day-to-day operations of
Plantation pursuant to agreements with Plantation Services LLC and Plantation
Pipe Line Company. Plantation serves as a common carrier of refined petroleum products to various metropolitan areas, including Birmingham, Alabama; Atlanta,
Georgia; Charlotte, North Carolina; and the Washington, D.C. area. We believe favorable demographics in the southeastern United States will serve as a platform for increased utilization and expansion of Plantation's pipeline system. For the year 2002, Plantation delivered 637,061 barrels per day, a 3%
improvement over 2001 and an all-time record high volume. These delivered volumes are comprised of gasoline (68%), diesel/heating oil (20%) and jet fuel
(12%).

   Markets. Plantation ships products for approximately 40 companies to terminals throughout the southeastern United States. Plantation's principal customers are Gulf Coast refining and marketing companies, fuel wholesalers, and the United States Department of Defense. Plantation's top six shippers represent slightly over 80% of total system volumes.

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

   In addition, Plantation delivers jet fuel to the Atlanta, Georgia; Charlotte,
North Carolina; and Washington, D.C. airports (Ronald Reagan National and
Dulles). While jet fuel shipments on Plantation have improved from the post
September 11, 2001 lows, combined deliveries to the four major airports served by Plantation continue to be approximately 5% below historical levels. A significant portion of this deficit is tied to Ronald Reagan National Airport where demand is down 27% from pre-September 11 levels. We expect to see continuing growth in jet fuel demand as we recover to pre-September 11 levels.

   Plantation continues to develop its project to more than double its capacity into the Knoxville, Tennessee market. The project scope involves the replacement of the existing 8-inch diameter pipeline with a larger diameter pipeline.
Plantation is currently working to secure additional shipper volume commitments to support the investment for this expansion.

                                       16

   Plantation is also developing a project to connect to the Colonial Pipeline system at Greensboro, North Carolina. When this connection becomes operational,
Plantation shippers will have the option of carrying volumes to Greensboro and then continuing to move to northeast markets via Colonial. This connection will improve the liquidity of the Plantation system and will create additional opportunities to attract incremental volumes.

   Supply. Products shipped on Plantation originate at various Gulf Coast refineries from which major integrated oil companies and independent refineries and wholesalers ship refined petroleum products. Plantation is directly connected to and supplied by a total of nine major refineries representing over two million barrels per day of refining capacity.

   Competition. Plantation competes primarily with Colonial Pipeline Company, which also runs from Gulf Coast refineries throughout the southeastern United
States and extends into the northeastern states.

   Cochin Pipeline System

   We own 44.8% of the Cochin Pipeline System, a 1,938-mile, 12-inch multi-product pipeline operating between Fort Saskatchewan, Alberta and Sarnia,
Ontario.

   The Cochin Pipeline System and related storage and processing facilities consist of Canadian operations and United States operations:

   o the Canadian facilities are operated under the name of Cochin Pipe
     Lines, Ltd.; and

   o the United States facilities are operated under the name of Dome
     Pipeline Corporation.

   The pipeline operates on a batched basis and has an estimated system capacity of approximately 112,000 barrels per day. Its peak capacity is approximately
124,000 barrels per day. It includes 31 pump stations spaced at 60 mile intervals and five United States propane terminals. Associated underground storage is available at Fort Saskatchewan, Alberta and Windsor, Ontario.

   Markets. Formed in the late 1970's as a joint venture, the pipeline traverses three provinces in Canada and seven states in the United States transporting high vapor pressure ethane, ethylene, propane, butane and natural gas liquids to the Midwestern United States and eastern Canadian petrochemical and fuel markets. The system operates as a National Energy Board (Canada) and Federal
Energy Regulatory Commission (United States) regulated common carrier, shipping products on behalf of its owners as well as other third parties.

   Supply. The system is connected to the Enterprise pipeline system in
Minnesota and in Iowa, and connects with our North System at Clinton, Iowa. The
Cochin Pipeline System has the ability to access the Canadian Eastern Delivery
System via the Windsor Storage Facility Joint Venture at Windsor, Ontario.
Injection into the system can occur from:

   o BP Amoco, ChevronTexaco or Dow fractionation facilities at Fort
     Saskatchewan, Alberta;

   o TransCanada Midstream storage at five points within the provinces of
     Canada; or

   o the Enterprise West Junction, in Minnesota.

   Competition. The pipeline competes with Enbridge Energy Partners for natural gas liquids longhaul business from Fort Saskatchewan, Alberta and Windsor,
Ontario. The pipeline's primary competition in the Chicago natural gas liquids market comes from the combination of the Alliance pipeline system, which brings unprocessed gas into the United States from Canada, and from Aux Sable, which processes and markets the natural gas liquids in the Chicago market.

   Cypress Pipeline

   Our Cypress Pipeline is an interstate common carrier pipeline system originating at storage facilities in Mont

                                       17

Belvieu, Texas and extending 104 miles east to the Lake Charles, Louisiana area. Mont Belvieu, located approximately 20 miles east of Houston, is the largest hub for natural gas liquids gathering, transportation, fractionation and storage in the United States.

   Markets. The pipeline was built to service Westlake Petrochemicals
Corporation in the Lake Charles, Louisiana area under a 20-year ship-or-pay agreement that expires in 2011. The contract requires a minimum volume of 30,000 barrels per day and in 1997, Westlake agreed to ship at least an additional
13,700 barrels per day through late 2002, which was later extended through May
2003. Also in 1997, we expanded the Cypress Pipeline's capacity by 25,000 barrels per day to 57,000 barrels per day.

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

   Transmix Operations

   Our transmix operations consist of transmix processing facilities located in
Richmond, Virginia; Dorsey Junction, Maryland; Indianola, Pennsylvania; Wood
River, Illinois; and Colton, California.

   Transmix occurs when dissimilar refined petroleum products are co-mingled in the pipeline transportation process. Different products are pushed through the pipelines abutting each other, and the area where different products mix is called transmix. At our transmix processing facilities, we process and separate pipeline transmix generated in the United States into pipeline-quality gasoline and light distillate products. Transmix processing is performed for Duke Energy
Merchants on a "for fee" basis pursuant to a long-term contract expiring in
2010, and for Colonial Pipeline Company at Dorsey Junction, Maryland.

   Our Richmond processing facility is comprised of a dock/pipeline, a
170,000-barrel tank farm, a processing plant, lab and truck rack. The facility is composed of four distillation units that operate 24 hours a day, 7 days a week providing a processing capacity of approximately 8,000 barrels per day.
Both the Colonial and Plantation pipelines supply the facility, as well as deep-water barge (25 feet draft), transport truck and rail. We also own an additional 3.6-acre bulk products terminal with a capacity of 55,000 barrels located nearby in Richmond.

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
The facility is comprised of a 500,000-barrel tank farm, a quality control laboratory, a truck-loading rack and a processing unit. The facility can ship output via the Buckeye pipeline as well as by truck.

   Our Wood River processing facility was constructed in 1993 on property owned by ConocoPhillips and is accessible by truck, barge and pipeline, primarily processing transmix from both Explorer and ConocoPhillips pipelines. It has capacity to process 5,000 barrels of transmix per day. Located on approximately three acres leased from ConocoPhillips, the facility consists of one processing unit. Supporting terminal capability is provided through leased tanks in adjacent terminals.

   Our Colton processing facility, completed in the spring of 1998, and located adjacent to our products terminal in Colton, California, produces refined petroleum products that are delivered into our Pacific operations' pipelines for shipment to markets in Southern California and Arizona. The facility can process over 5,000 barrels per day.

                                       18

   Markets. The Gulf and East Coast refined petroleum products distribution system, particularly the Mid-Atlantic region, provides the target market for our
East Coast transmix processing operations. The Mid-Continent area and the New
York Harbor are the target markets for our Pennsylvania and Illinois assets. Our
West Coast transmix processing operations support the markets served by our
Pacific operations. We are working to expand our Mid-Continent and West Coast markets.

   Supply. Transmix generated by Colonial, Plantation, Sun, Teppco, Explorer and our Pacific operations provide the vast majority of our supply. These suppliers are committed to our transmix facilities by long-term contracts. Individual shippers and terminal operators provide additional supply. Duke Energy Merchants is responsible for transmix supply acquisition other than at the Dorsey Junction facility, which is supplied by Colonial Pipeline Company.

   Competition. Placid Refining is our main competitor in the Gulf coast area and Tosco Refining is a major competitor in the New York harbor area. There are various processors in the Mid-Continent area, primarily Phillips and Williams
Energy Services, who compete with our expansion efforts in that market. Shell
Oil US and a number of smaller organizations operate transmix processing facilities in the West and Southwest. These operations compete for supply that we envision as the basis for growth in the West and Southwest. Our Colton processing facility also competes with major oil company refineries in
California.

Natural Gas Pipelines

   Our Natural Gas Pipelines segment consists of natural gas transportation, storage, gathering and matched purchases/sales for both interstate and intrastate pipelines. Within this segment, we own over 13,400 miles of natural gas pipelines and associated storage and supply lines that are strategically located at the center of the North American pipeline grid. Our transportation network provides access to the major gas supply areas in the western United
States, Texas and the Midwest, as well as major consumer markets. Our Natural
Gas Pipeline assets, consisting of assets primarily acquired since late 1999, include:

   o our Texas intrastate natural gas pipeline group, which includes Kinder
     Morgan Texas Pipeline and Kinder Morgan Tejas, a combined 5,800-mile intrastate natural gas pipeline system along the Texas Gulf Coast;

   o Kinder Morgan Interstate Gas Transmission LLC, which owns a 6,100-mile natural gas pipeline, including the Pony Express pipeline system, that extends from northwestern Wyoming east into Nebraska and Missouri and south through Colorado and Kansas;

   o Trailblazer Pipeline Company, which transmits natural gas from Colorado through southeastern Wyoming to Beatrice, Nebraska;

   o our Casper and Douglas natural gas gathering systems, which are comprised of approximately 1,560 miles of natural gas gathering pipelines and two facilities in Wyoming capable of processing 210 million cubic feet of natural gas per day;

   o our 49% interest in the Red Cedar Gathering Company, which gathers natural gas in La Plata County, Colorado and owns and operates a carbon dioxide processing plant;

   o our 50% interest in Coyote Gas Treating, LLC, which owns a 250 million cubic feet per day natural gas treating facility in La Plata County,
     Colorado; and

   o our 25% interest in Thunder Creek Gas Services, LLC, which gathers, transports and processes methane gas from coal beds in the Powder River
     Basin of Wyoming.

   Texas Intrastate Pipeline Group

   Our Texas intrastate natural gas pipeline group consists of two primary systems, Kinder Morgan Texas Pipeline and Kinder Morgan Tejas Pipeline. The
Tejas system was acquired on January 31, 2002 from Intergen, a joint

                                       19

venture owned by affiliates of the Royal Dutch Shell Group of Companies, and
Bechtel Enterprises Holding, Inc. The group is referred to herein as Kinder
Morgan Texas. These pipelines are increasingly interconnected and operate as a single pipeline system, which provides its customers and suppliers with improved flexibility and reliability. The combined assets include over 5,800 miles of pipeline with a peak capacity of approximately 5 billion cubic feet per day of natural gas and control of over 30 billion cubic feet of natural gas storage capacity. In addition, Kinder Morgan Texas has the capability to process over 1 billion cubic feet per day of natural gas for liquids extraction and treat approximately 250 million cubic feet per day of natural gas for carbon dioxide removal.

   Kinder Morgan Texas serves the Texas Gulf Coast, transporting, processing and treating gas from multiple onshore and offshore supply sources to serve the
Houston/Beaumont/Port Arthur, Texas industrial markets, as well as local gas distribution utilities, electric utilities and merchant power generation markets.

   Kinder Morgan Texas serves as a buyer and seller of natural gas, as well as a transporter of natural gas. Its business is increasingly structured as a fee for service business. Fee for service businesses include transportation, storage, processing and treating. Kinder Morgan Texas' purchases and sales of natural gas are primarily priced with reference to market prices in the consuming region of its system. The difference between the purchase and sale prices is the rough equivalent of a transportation fee.

   Markets. Kinder Morgan Texas' market area consumes over 8 billion cubic feet per day of natural gas. Of this amount, we estimate that 75% is industrial demand (including on-site, cogeneration facilities), about 15% is merchant generation demand and the remainder is split between local natural gas distribution utility and power utility demand. The industrial demand is primarily year-round load. Local natural gas distribution load peaks in the winter months and is complemented by power demand (both merchant and utility generation) which peaks in the summer months. As new merchant gas fired generation has come online and displaced traditional utility generation, Kinder
Morgan Texas has successfully attached these new generation facilities to its pipeline system in order to maintain its share of natural gas supply for power generation.

   Mexico is an increasingly important market for Kinder Morgan Texas. It serves this market through interconnection with the facilities of Pemex at the United
States-Mexico border near Arguellas, Mexico and, starting in the second quarter of 2003, through interconnection with our Monterrey, Mexico natural gas pipeline project. Current deliveries through the existing interconnection near Arguellas are approximately 250,000 dekatherms per day of natural gas and deliveries to
Monterrey are expected to be 375,000 dekatherms per day of natural gas. Kinder
Morgan Texas primarily provides transport service to these markets on a fee for service basis, including a significant demand component, which is paid regardless of actual throughput. Revenues earned from our activities in Mexico are paid in U.S. dollar equivalent.

   Supply. Kinder Morgan Texas purchases its gas directly from producers attached to its system in South Texas, East Texas and along the Texas Gulf
Coast. It also purchases gas at interconnects with interstate and intrastate pipelines. While Kinder Morgan Texas does not produce gas, it maintains an active well connection program to offset natural declines in production along its system, and to secure supplies for additional demand in its market area.
Kinder Morgan Texas has access to both onshore and offshore sources of supply, and is well positioned to interconnect with liquefied natural gas projects under development by others along the Texas Gulf Coast.

   Gathering, Processing and Treating. Kinder Morgan Texas owns and operates various gathering systems in South and East Texas. These systems aggregate pipeline quality natural gas supplies into Kinder Morgan Texas' main transmission pipelines, and in certain cases, aggregate natural gas that must be processed or treated into its own facilities or the facilities of others. Kinder
Morgan Texas owns two processing plants, its Texas City Plant in Galveston
County, Texas and its Galveston Bay plant in Chambers County, Texas, which combined can process 150 million cubic feet per day of natural gas for liquids extraction. In addition, Kinder Morgan Texas has contractual rights to process approximately 1 billion cubic feet per day of natural gas at various third party owned facilities. Kinder Morgan Texas also owns and operates three natural gas treating plants that offer carbon dioxide and/or hydrogen sulfide removal.
Kinder Morgan Texas can treat for carbon dioxide removal up to 150 million cubic feet per day of natural gas at its Fandango Complex in Zapata County, Texas, and
approximately 40 million cubic feet per day of natural gas at its Thompsonville
Facility in Jim Hogg County, Texas. In addition, Kinder Morgan Texas owns and operates the Indian Rock Plant located in Upshur County, Texas that is capable of treating 45 million

                                       20

cubic feet per day of natural gas for carbon dioxide and/or hydrogen sulfide removal. These facilities are operated, or shut in, in accordance with the prevailing economic conditions for processing and treating services and the availability of gas requiring such services.

   Storage. Kinder Morgan Texas owns the West Clear Lake natural gas storage facility located in Harris County, Texas. Under a long term contract, Coral
Energy Resources, L.P. operates the facility and controls the 96 billion cubic feet of natural gas working capacity, and Kinder Morgan Texas provides transportation services into and out of the facility. Kinder Morgan Texas has also developed a salt dome storage facility located near Markham, Texas with a subsidiary of NISOURCE Industries, Inc. The facility consists of two salt dome caverns with approximately 7.5 billion cubic feet of total natural gas storage capacity, over 5.4 billion cubic feet of working natural gas capacity and up to
500 million cubic feet per day of peak deliverability. The storage facility is leased by a partnership in which Kinder Morgan Texas and a subsidiary of NIPSCO are partners. Kinder Morgan Texas has executed a 20-year sublease with the partnership under which it has rights to 50% of the facility's working natural gas capacity, 85% of its withdrawal capacity and approximately 70% of its injection capacity. Kinder Morgan Texas also leases salt dome caverns from Dow
Hydrocarbon & Resources, Inc. and BP America Production Company in Brazoria
County, Texas. The salt dome caverns are referred to as the Stratton Ridge
Facilities and have a combined capacity of 11.8 billion cubic feet of natural gas, working natural gas capacity of 6.6 billion cubic feet and a peak day deliverability of up to 450 million cubic feet per day of natural gas. In addition, Kinder Morgan Texas controls through contractual arrangements another
19.3 billion cubic feet of third party natural gas storage capacity in the
Houston, Texas area and 4 billion cubic feet of natural gas storage capacity in the East Texas area.

   Competition. The Texas intrastate natural gas market is highly competitive, with many markets connected to multiple pipeline companies. Kinder Morgan Texas competes with interstate and intrastate pipelines, and their shippers, to attach new markets and supplies and for transportation, processing and treating services.

   Kinder Morgan Interstate Gas Transmission LLC

   Through Kinder Morgan Interstate Gas Transmission LLC, referred to herein as
KMIGT, we own approximately 5,000 miles of transmission lines in Wyoming,
Colorado, Kansas, Missouri and Nebraska. KMIGT provides transportation and storage services to KMI affiliates, third-party natural gas distribution utilities and other shippers. Pursuant to transportation agreements and FERC tariff provisions, KMIGT offers its customers firm and interruptible transportation and storage services, including no-notice transportation and park and loan services. Under KMIGT's tariffs, firm transportation and storage customers pay reservation fees each month plus a commodity charge based on the actual transported or stored volumes. In contrast, interruptible transportation and storage customers pay a commodity charge based upon actual transported and/or stored volumes. Reservation fees are based upon geographical location
(KMIGT does not have seasonal rates) and the distance of the transportation service provided. Under the no-notice service, customers pay a fee for the right to use a combination of firm storage and firm transportation to effect deliveries of natural gas up to a specified volume without making specific nominations.

   The system is powered by 28 transmission and storage compressor stations with approximately 149,000 horsepower. The pipeline system provides storage services to its customers from its Huntsman Storage Field in Cheyenne County, Nebraska.
The facility has approximately 39.5 billion cubic feet of total storage capacity, 12.5 billion cubic feet of working gas capacity and can withdraw up to
101 million cubic feet of natural gas per day.

   Markets. Markets served by KMIGT provide a stable customer base with expansion opportunities due to the system's access to growing Rocky Mountain supply sources. Markets served by KMIGT are comprised mainly of local natural gas distribution companies and interconnecting interstate pipelines in the mid-continent area. End-users for the local natural gas distribution companies typically include residential, commercial, industrial and agricultural customers. The pipelines interconnecting with KMIGT in turn deliver gas into multiple markets including some of the largest population centers in the
Midwest. Natural gas demand for crop irrigation during the summer from time-to-time exceeds heating season demand and provides KMIGT consistent volumes throughout the year without a significant impact from seasonality.

   Supply. Approximately 18%, by volume, of KMIGT's firm contracts expire within one year and 26% expire within one to five years. Affiliated entities are responsible for approximately 22% of the total firm transportation

                                     21


and storage capacity under contract on KMIGT's system. Over 98% of the system's firm transport capacity is currently subscribed.

   Competition. KMIGT competes with other interstate and intrastate gas pipelines transporting gas from the supply sources in the Rocky Mountain and
Hugoton Basins to mid-continent pipelines and market centers.

   Trailblazer Pipeline Company

   On May 6, 2002, we acquired the remaining 33 1/3% ownership interest in the
Trailblazer Pipeline Company that we did not already own. Trailblazer Pipeline
Company, referred to herein as Trailblazer, is an Illinois partnership and its principal business is to transport and redeliver natural gas to others in interstate commerce. It does business in the states of Wyoming, Colorado,
Nebraska and Illinois. Natural Gas Pipeline Company of America, a subsidiary of
KMI, manages, maintains and operates Trailblazer, for which it is reimbursed at cost. Trailblazer's 436-mile natural gas pipeline system originates at an interconnection with Wyoming Interstate Company Ltd.'s pipeline system near
Rockport, Colorado and runs through southeastern Wyoming to a terminus near
Beatrice, Nebraska where Trailblazer's pipeline system interconnects with
Natural Gas Pipeline Company of America's and Northern Natural Gas Company's
pipeline systems.

   Trailblazer's pipeline is the fourth and last segment of a 791-mile pipeline system known as the Trailblazer Pipeline System, which originates in Uinta
County, Wyoming with Canyon Creek Compression Company, a 22,000 horsepower compressor station located at the tailgate of BP Amoco Production Company's processing plant in the Whitney Canyon Area in Wyoming (Canyon Creek's facilities are the first segment). Canyon Creek receives gas from the BP Amoco processing plant and provides transportation and compression of gas for delivery to Overthrust Pipeline Company's 88-mile, 36-inch diameter pipeline system at an interconnection in Uinta County, Wyoming (Overthrust's system is the second segment). Overthrust delivers gas to Wyoming Interstate's 269-mile, 36-inch diameter pipeline system at an inter-connection (Kanda) in Sweetwater County,
Wyoming (Wyoming Interstate's system is the third segment). Wyoming Interstate's pipeline delivers gas to Trailblazer's pipeline at an interconnection near
Rockport in Weld County, Colorado.

   Markets. Significant growth in Rocky Mountain natural gas supplies has prompted a need for additional pipeline transportation service. In August 2000,
Trailblazer announced an approximate $58.7 million expansion to its system, which would provide an additional capacity of approximately 324,000 dekatherms of natural gas per day. On January 10, 2001, Trailblazer filed an application with FERC requesting authorization to construct and operate the facilities that would expand its capacity by 324,000 dekatherms of natural gas per day to provide new firm long-term transportation service. On May 18, 2001, the FERC issued an "Order Issuing Certificate" approving Trailblazer's application.
Trailblazer now has a certificated capacity of 846 million cubic feet per day of natural gas. The FERC also granted Trailblazer's request to assess incremental rates and fuel for shippers taking capacity related to the expansion facilities.

   The expansion project started in Rockport, Colorado, where Trailblazer's pipeline interconnects with pipelines owned by Colorado Interstate Gas Co.,
Wyoming Interstate Company, West Gas and KMIGT, and terminated in Gage County,
Nebraska. With this project, Trailblazer installed two new compressor stations and added additional horsepower at an existing compressor station. On May 7,
2002, the expansion facilities were placed into service.

   Supply. Less than 1%, by volume, of Trailblazer's firm contracts expire before one year and 39% expire within one to five years. Affiliated entities hold less than 1% of the total firm transportation capacity. All of the system's firm transport capacity is currently subscribed.

   Competition. While competing pipelines have been announced which would move gas east out of the Rocky Mountains, the main competition that Trailblazer currently faces is that the gas supply in the Rocky Mountain area either stays in the area or is moved west and therefore is not transported on Trailblazer's pipeline.

   Casper and Douglas Natural Gas Gathering and Processing Systems

   We own and operate our Casper and Douglas natural gas gathering and processing facilities.

                                       22
   The Douglas gathering system is comprised of approximately 1,500 miles of
4-inch to 16-inch diameter pipe that gathers approximately 50 million cubic feet per day of natural gas from 650 active receipt points. Douglas Gathering has an aggregate 24,495 horsepower of compression situated at 17 field compressor stations. Gathered volumes are processed at our Douglas plant, located in
Douglas, Wyoming. Residue gas is delivered into KMIGT and recovered liquids are injected in ConocoPhillips Petroleum's natural gas liquids pipeline for transport to Borger, Texas.

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

   We believe that Casper-Douglas' unique combination of
percentage-of-proceeds, sliding scale percent-of-proceeds and keep whole plus fee processing agreements helps to reduce our exposure to commodity price volatility.

   Markets. Casper and Douglas are processing plants servicing gas streams flowing into KMIGT.

   Competition. There are three other natural gas gathering and processing alternatives available to conventional natural gas producers in the Greater
Powder River Basin. However, Casper and Douglas are the only two plants in the region that provide straddle processing of natural gas streams flowing into
KMIGT upsteam of our two plant facilities. The other regional facilities include the Hilight (80 million cubic feet per day) and Kitty (17 million cubic feet per day) plants owned and operated by Western Gas Resources, and the Sage Creek
Processors (50 million cubic feet per day) plant owned and operated by Devon
Energy.

   Red Cedar Gathering Company

   We own a 49% equity interest in the Red Cedar Gathering Company, a joint venture organized in August 1994, referred to in this document as Red Cedar. The
Southern Ute Indian Tribe owns the remaining 51%. Red Cedar owns and operates natural gas gathering, compression and treating facilities in the Ignacio Blanco
Field in La Plata County, Colorado. The Ignacio Blanco Field lies within the
Colorado portion of the San Juan Basin, most of which is located within the exterior boundaries of the Southern Ute Indian Tribe Reservation. Red Cedar
gathers coal seam and conventional natural gas at wellheads and at several central delivery points, for treating, compression and delivery into any one of four major interstate natural gas pipeline systems and an intrastate pipeline.

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

   Coyote Gas Treating, LLC

   We own a 50% equity interest in Coyote Gas Treating, LLC, referred to herein as Coyote Gulch. Coyote Gulch is a joint venture that was organized in December
1996. El Paso Field Services Company owns the remaining 50% equity interest. The sole asset owned by the joint venture is a 250 million cubic feet per day natural gas treating facility located in La Plata County, Colorado. We are the managing partner of Coyote Gas Treating, LLC.

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

   Effective January 1, 2002, Coyote Gulch entered into a five-year operating lease agreement with Red Cedar. Under the terms of the lease, Red Cedar operates the facility and is responsible for all operating and maintenance expense and capital costs. In place of the treating fees that were previously received by
Coyote Gulch from Red Cedar, Red Cedar is required to make monthly lease payments.

                                       23

   Thunder Creek Gas Services, LLC

   We own a 25% equity interest in Thunder Creek Gas Services, LLC, referred to herein as Thunder Creek. Thunder Creek is a joint venture that was organized in
September 1998. Devon Energy owns the remaining 75% equity interest. Thunder
Creek provides gathering, compression and treating services to a number of coal seam gas producers in the Powder River Basin. Throughput volumes include both coal seam and conventional plant residue gas. Thunder Creek is independently operated from offices located in Denver, Colorado with field offices in Glenrock and Gillette, Wyoming.

   Thunder Creek's operations are a combination of mainline and low pressure gathering assets. The mainline assets include 235 miles of 4-inch to 24-inch diameter pipeline, 19,360 horsepower of mainline compression and carbon dioxide removal facilities consisting of a 240 million cubic feet per day carbon dioxide treating plant complete with dehydration. The mainline assets receive gas from
26 receipt points and can deliver treated gas to three delivery points including
Colorado Interstate Gas, Wyoming Interstate Gas Company and KMIGT. The low
pressure gathering assets include 161 miles of 4-inch to 14-inch gathering pipeline and 50,488 horsepower of field compression. Gas is gathered from 43 receipt points and delivered to the mainline at four primary locations.

CO2 Pipelines

   Our CO2 Pipelines segment consists of Kinder Morgan CO2 Company, L.P. and its consolidated affiliates, referred to herein as KMCO2. Together, they transport, market and produce carbon dioxide for use in enhanced oil recovery operations and own interests in other related assets in the continental United States, through the following:

   o our carbon dioxide pipelines, including:

        o  our Central Basin Pipeline, a 320-mile carbon dioxide pipeline located in the Permian Basin of West Texas between Denver City, Texas and McCamey, Texas;

        o  our Centerline Pipeline, a 120-mile carbon dioxide pipeline, currently under construction with an estimated completion date of mid-2003, located in the Permian Basin of West Texas between Denver
           City, Texas and Snyder, Texas; and

        o  our interests in carbon dioxide pipelines, including an approximate
           89% interest in the Canyon Reef Carriers Pipeline, a 50% interest in the Cortez Pipeline and a 13% undivided interest in the Bravo
           Pipeline System;

   o our interests in carbon dioxide reserves, including an approximate 45%
     interest in the McElmo Dome and an approximate 11% interest in the Bravo
     Dome;

   o our interests in oil-producing fields, including an approximate 84% working interest in the SACROC Unit and minority interests in the Sharon Ridge
     Unit, the Reinecke Unit, the MidCross Unit and the Yates Field Unit, all of
     which are located in the Permian Basin of West Texas; and

   o our interests in gasoline plants, including an approximate 22% ownership interest in the Snyder Gasoline Plant, a 51% ownership interest in the
     Diamond M Gas Plant and a 100% ownership interest in the North Snyder
     Plant, all of which are located in the Permian Basin of West Texas (we also own 50% net profits interests in 52.9% ownership of the Snyder Gasoline
     Plant).

   Our CO2 pipelines and related assets allow us to market a complete package of carbon dioxide supply, transportation and technical expertise to the customer.
Carbon dioxide is used in enhanced oil recovery projects as a flooding medium for recovering crude oil from mature oil fields.

   On March 5, 1998, we and affiliates of Shell Exploration & Production Company combined our carbon dioxide activities and assets into a partnership named Shell
CO2 Company, Ltd. Shell CO2 Company, Ltd. was established to transport, market and produce carbon dioxide for use in enhanced oil recovery operations in the continental

                                       24

    United States.  Initially, we had a 20% interest in Shell CO2 Company,
Ltd. and Shell had the remaining 80% interest.

   On April 1, 2000, we acquired Shell's 80% interest in Shell CO2 Company, Ltd.
for $212.1 million. After the closing, we renamed Shell CO2 Company, Ltd.,
Kinder Morgan CO2 Company, L.P. As is the case with our four other operating partnerships, we own a 98.9899% limited partner interest in KMCO2, and our general partner owns a direct 1.0101% general partner interest. Kinder Morgan
SACROC L.P., a limited partnership formed in December 2002 and owned by two wholly-owned subsidiaries of KMCO2, primarily owns our interests in the SACROC
Unit.

   On January 1, 2001, KMCO2 formed a joint venture, named MKM Partners, L.P., with Marathon Oil Company in the southern Permian Basin of West Texas. The joint venture consists of a nearly 13% interest in the SACROC unit and a 49.9%
interest in the Yates Field unit. It is owned 85% by Marathon Oil Company and
15% by KMCO2.

   Carbon Dioxide Pipelines

   Placed in service in 1985, our Central Basin Pipeline consists of approximately 143 miles of 16-inch to 20-inch main pipeline and 178 miles of
4-inch to 12-inch lateral supply lines located in the Permian Basin between
Denver City, Texas and McCamey, Texas with a throughput capacity of 650 million cubic feet per day. At its origination point in Denver City, our Central Basin
Pipeline interconnects with all three major carbon dioxide supply pipelines from
Colorado and New Mexico, namely the Cortez Pipeline (operated by KMCO2) and the
Bravo and Sheep Mountain Pipelines (operated by Occidental and BP Amoco, respectively). Central Basin Pipeline's mainline terminates near McCamey where it interconnects with the Canyon Reef Carriers Pipeline. The tariffs charged by the Central Basin Pipeline are not regulated.

   Currently under construction, our Centerline Pipeline consists of approximately 113 miles of 16-inch pipe located in the Permian Basin between
Denver City, Texas and Snyder, Texas. Centerline Pipeline, when completed in mid-2003, will have a capacity of 250 million cubic feet per day.

   We operate and own a 50% ownership interest in the 502-mile, 30-inch Cortez
Pipeline. This pipeline carries carbon dioxide from the McElmo Dome source reservoir to the Denver City, Texas hub. The Cortez Pipeline currently transports in excess of 700 million cubic feet per day, including approximately
90% of the carbon dioxide transported on our Central Basin Pipeline.

   In addition, we own a 13% undivided interest in the 218-mile, 20-inch Bravo
Pipeline, which delivers to the Denver City hub and has a capacity of more than
350 million cubic feet per day. Major delivery points along the line include the
Slaughter Field in Cochran and Hockley Counties, Texas, and the Wasson field in
Yoakum County, Texas. Tariffs on the Cortez and Bravo pipelines are not regulated.

   In addition, we own 89% of the Canyon Reef Carriers Pipeline. The Canyon Reef
Carriers Pipeline extends 138 miles from McCamey, Texas, to our SACROC field.
This pipeline is 16 inches in diameter and has a capacity of approximately 290 million cubic feet per day and makes deliveries to the SACROC, Sharon Ridge,
Cogdell, Amaker Tipett and Reinecke units.

   Markets. Our principal market for carbon dioxide is for injection into mature oil fields in the Permian Basin, where industry demand is expected to be comparable to historical demand for the next several years. We are exploring additional potential markets, including enhanced oil recovery targets in the
North Sea and California, and coal bed methane production in the San Juan Basin of New Mexico.

   Competition. Our primary competitors for the sale of carbon dioxide include suppliers that have an ownership interest in McElmo Dome, Bravo Dome and Sheep
Mountain Dome carbon dioxide reserves, and Petro Source, which gathers waste carbon dioxide from natural gas production in the Val Verde Basin of West Texas.
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

                                       25

   Carbon Dioxide Reserves

   We operate, and own approximately 45% of, the McElmo Dome, which contains more than 10 trillion cubic feet of nearly pure carbon dioxide. Deliverability and compression capacity exceeds one billion cubic feet per day. McElmo Dome produces from the Leadville formation at 8,000 feet with 44 wells that produce at individual rates of up to 60 million cubic feet per day.

   We also own approximately 11% of Bravo Dome, which holds reserves of approximately two trillion cubic feet of carbon dioxide. Bravo Dome produces approximately 320 million cubic feet per day, with production coming from more than 350 wells in the Tubb Sandstone at 2,300 feet.

   Oil Reserves

   The SACROC unit, in which we have increased our interest to approximately
84%, is comprised of approximately 50,000 acres located in the Permian Basin in
Scurry County, Texas. SACROC was discovered in 1948 and has produced over 1.2 billion barrels of oil since inception. We have continued the development of the carbon dioxide project initiated by the previous owners and have arrested the decline in production through increased carbon dioxide injection. The current purchased carbon dioxide injection rate is 140 million cubic feet per day, up from 120 million cubic feet per day in 2001, and the oil production rate in
February 2003 was approximately 17,000 barrels of oil per day from 160 producing wells, up from 10,000 barrels of oil per day in December 2001.

   Gas Plant Interests

   We own 22% of, and now operate, the Snyder Gasoline Plant, 51% of the Diamond
M Gas Plant and 100% of the North Snyder Plant. We also own 50% net profits interests in 52.9% ownership of the Snyder Gasoline Plant. These plants process gas produced from the SACROC unit and neighboring carbon dioxide projects, specifically the Sharon Ridge, Reinecke and Cogdell units, all of which are located in the Permian Basin area of West Texas.

Terminals

   Our Terminals segment includes the business portfolio of approximately 50 terminals that transload and store coal, dry-bulk materials and petrochemical-related liquids, as well as more than 60 transload operations in
20 states.

   Liquids Terminals

   Kinder Morgan Liquids Terminals LLC, referred to herein as KMLT, is comprised of 12 bulk liquids terminal facilities and 59 rail transloading and materials handling operations. Together, these facilities have a total capacity of approximately 35 million barrels of liquid products, primarily gasoline, distillates, petrochemicals and vegetable oil products. In 2002, our liquids terminals handled approximately 480 million barrels of clean petroleum, petrochemical and vegetable oil products for 240 different customers, and our transloading operations handled approximately 59,000 rail cars. The liquids terminals are located in Houston, New York Harbor, South Louisiana, Chicago,
Cincinnati and Pittsburgh.

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

   New York Harbor. KMLT owns two facilities in the New York Harbor area, one in
Carteret, N.J. and the other in Perth Amboy, N.J. The Carteret facility has a capacity of approximately 6.9 million barrels of petroleum and petrochemical products. This facility has two ship docks with a 37-foot mean low water depth and four barge docks. It is connected to the Colonial, Buckeye, Sun and Harbor pipeline systems and CSX and Norfolk Southern railroads. The Perth Amboy facility has a capacity of approximately 2.3 million barrels of petroleum and petrochemical products. Tank sizes range from 2,000 gallons to 300,000 barrels.
The facility has one ship dock and one barge

                                       26

dock. This facility is connected to the Colonial and Buckeye pipeline systems and CSX and Norfolk Southern railroads.

   South Louisiana. KMLT owns two facilities in South Louisiana: one in the Port of New Orleans located in Harvey, Louisiana and the other near a major petrochemical complex in Geismar, Louisiana. The New Orleans facility has approximately 3.0 million barrels of total tanks ranging in sizes from 416 barrels to 200,000 barrels. There are three ship docks and one barge dock, and the Union Pacific railroad provides rail service. The terminal also provides ancillary drumming, packaging and cold storage services. A second facility is located approximately 75 miles north of the New Orleans facility on the left descending bank of the Mississippi River near the town of St. Gabriel,
Louisiana. The facility has approximately 400,000 barrels of tank capacity and the tanks vary in sizes ranging from 1,990 barrels to 80,000 barrels. There are three local pipeline connections at the facility which enable the movement of products from the facility to the petrochemical plants in Geismar, Louisiana.

   Chicago. KMLT owns two facilities in the Chicago market. One facility is in
Argo, Illinois about 14 miles southwest of downtown Chicago. The facility has approximately 2.4 million barrels of capacity in tankage ranging from 50,000 gallons to 80,000 barrels. The Argo terminal is situated along the Chicago sanitary and ship channel and has three barge docks. The facility is connected to TEPPCO and Westshore pipelines, as well as a new direct connection to Midway
Airport. The Canadian National railroad services this facility. The other facility is located in the Port of Chicago along the Calumet River. The facility has approximately 741,000 barrels of capacity in tanks ranging from 12,000 gallons to 55,000 barrels. There are two ship docks and four barge docks, and the facility is served by the Norfolk Southern railroad.

   Cincinnati. KMLT has two facilities along the Ohio River in Cincinnati, Ohio.
The total storage is approximately 850,000 barrels in tankage ranging from 120 barrels to 96,000 barrels. There are 3 barge docks, and the NNU and CSX railroads provide rail service.

   Pittsburgh. This KMLT facility is located in Dravosburg, Pennsylvania, along the Monongahela River. There is approximately 250,000 barrels of storage in tanks ranging from 1,200 to 38,000 barrels. There are two barge docks, and
Norfolk Southern railroad provides rail service.

   Rail Transloading Operations: We acquired Laser Materials Services LLC on
January 1, 2002, and in June 2002, we changed its name to Kinder Morgan
Materials Services LLC, referred to herein as KMMS. KMMS operates more than 60 rail transloading facilities, of which 57 are located east of the Mississippi
River. The CSX railroad provides rail service for 52 facilities and the Norfolk
Southern, Union Pacific, Kansas City Southern and A&W railroads provide rail service for the remaining seven facilities. Approximately 50% of the products handled by KMMS are liquids and 50% are dry bulk products. KMMS also designs and builds transloading facilities, performs inventory management services and provides value-added services such as blending, heating and sparging.

   Competition. We are one of the largest independent operators of liquids terminals in North America. Our largest competitors are Williams, ST Services,
IMTT, Vopak, Oil Tanking and Transmontaigne.

   Bulk Terminals

   Our Bulk Terminals consist of 38 bulk terminals, which handle approximately
60 million tons of bulk products annually. These terminals have 2 million tons of covered storage and 14 million tons of open storage.

   Coal Terminals

   We handled approximately 25 million tons of coal in 2002, which is 45% of the total volume at our bulk terminals.

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

                                     27


with the demand at power plants. Storage capacity at the Cora Terminal could be doubled with additional capital investment.

   Our Grand Rivers Terminal is operated on land under easements with an initial expiration of July 2014. Grand Rivers is a coal transloading and storage facility located along the Tennessee River just above the Kentucky Dam. The terminal has current annual throughput capacity of approximately 12 to 15 million tons with a storage capacity of approximately two million tons. With capital improvements, the terminal could handle 25 million tons annually.

   Our Pier IX Terminal is located in Newport News, Virginia. The terminal originally opened in 1983 and has the capacity to transload approximately 12 million tons of coal annually. It can store 1.3 million tons of coal on its
30-acre storage site. In addition, the Pier IX Terminal operates a cement facility, which has the capacity to transload over 400,000 tons of cement annually. In late 2002, Pier IX also began to operate a synfuel plant on site.
Volumes of synfuel produced in 2003 could be between one and two million tons.

   In addition, we operate the LAXT Coal Terminal in Los Angeles, California. In
2002, LAXT ceased shipping export coal. We received notice in January 2003 that the facility was being sold and that our contract to operate the facility would end in the first quarter of 2003.

   We also developed our Shipyard River Terminal in Charleston, South Carolina,
to be able to unload, store and reload coal imported from various foreign countries. The imported coal is expected to be cleaner burning low sulfur and would be used by local utilities to comply with the Clean Air Act. Shipyard
River Terminal has the capacity to handle 2.5 million tons per year.

   Markets. Coal continues to dominate as the fuel of choice for electric generation, accounting for more than 50% of United States electric generation feedstock. Forecasts of overall coal usage and power plant usage for the next 20 years show an increase of about 1.5% per year. Current domestic supplies are predicted to last for several hundred years. Most coal transloaded through our coal terminals is destined for use in coal-fired electric generation.

   We believe that obligations to comply with the Clean Air Act Amendments of
1990 will cause shippers to increase the use of cleaner burning low sulfur coal from the western United States and from foreign sources. Approximately 80% of the coal loaded through our Cora Terminal and our Grand Rivers Terminal is low
sulfur coal originating from mines located in the western United States, including the Hanna and Powder River basins in Wyoming, western Colorado and
Utah. In 2002, four major customers accounted for approximately 90% of all the coal loaded through our Cora Terminal.

   Our Pier IX Terminal exports coal to foreign markets. In addition, Pier IX serves power plants on the eastern seaboard of the United States and imports cement pursuant to a long-term contract.

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

   Our Cora Terminal sits on the mainline of the Union Pacific Railroad and is strategically positioned to receive coal shipments from the West. Grand Rivers provides easy access to the Ohio-Mississippi River network and the
Tennessee-Tombigbee River system. The Paducah & Louisville Railroad, a short line railroad, serves Grand Rivers with connections to seven Class I rail lines including the Union Pacific, CSX, Illinois Central and Burlington Northern Santa
Fe. The Pier IX Terminal is served by the CSX Railroad, which transports coal from central Appalachian and other eastern coal basins. Cement imported to the
Pier IX Terminal primarily originates in Europe.

   Competition. Two new coal terminals that compete with our Cora Terminal and our Grand Rivers Terminal will be completed in 2003. While Cora and Grand Rivers are modern high capacity terminals, some volume will be diverted to the new terminals by the Tennessee Valley Authority to promote increased competition.
The total reduction in 2003 is expected to be approximately four million tons, however, such amounts could be higher if the new terminals aggressively compete for the existing customers of our Cora and Grand Rivers coal terminals. Our

                                       28

Pier IX Terminal competes primarily with two modern coal terminals located in the same Virginian port complex as our Pier IX Terminal.

   Petroleum Coke and Other Bulk Terminals

   We own or operate eight petroleum coke terminals in the United States.
Petroleum coke is a by-product of the refining process and has characteristics similar to coal. Petroleum coke supply in the United States has increased in the last several years due to the increased use of coking units by domestic refineries. Petroleum coke is used in domestic utility and industrial steam generation facilities and is exported to foreign markets. Most of our customers are large integrated oil companies that choose to outsource the storage and loading of petroleum coke for a fee. We handled almost six million tons of petroleum coke in 2002.

   We own or operate an additional 12 bulk terminals located primarily on the southern edge of the lower Mississippi River, the Gulf Coast and the West Coast.
These other bulk terminals serve customers in the alumina, cement, salt, soda ash, ilminite, fertilizer, ore and other industries seeking specialists who can build, own and operate bulk terminals.

   Competition. Our petroleum coke and other bulk terminals compete with numerous independent terminal operators, other terminals owned by oil companies and other industrials opting not to outsource terminal services. Competition against the petroleum coke terminals that we operate but do not own has increased significantly, primarily from companies that also market and sell the product. This increased competition will likely decrease profitability in this portion of the segment. Many of our other bulk terminals were constructed pursuant to long-term contracts for specific customers. As a result, we believe other terminal operators would face a significant disadvantage in competing for this business.

   New Terminals

   Effective February 1, 2002, we acquired a 66 2/3% ownership interest in
International Marine Terminals Partnership, which operates a bulk terminal site in Port Sulphur, Louisiana, for approximately $40.5 million, including the assumption of $40 million of long-term debt. The terminal handles approximately eight million tons per year of iron ore, coal, petroleum coke and barite.

   Effective May 1, 2002, we acquired a bulk terminal bagging operation located adjacent to our existing Milwaukee, Wisconsin dry bulk terminal for $8.5 million. The facility bags approximately 100,000 tons of products per year, with road salt being the primary commodity. The facility is run and managed with existing Milwaukee personnel.

   Effective September 1, 2002, we acquired a bulk terminal along the Ohio River near Owensboro, Kentucky for approximately $7.7 million. As of December 31,
2002, we have paid approximately $7.2 million and established a $0.5 million liability for final purchase price settlements. This bulk terminal is one of the nation's largest storage and handling points for bulk aluminum. The facility also handles various other bulk materials, as well as a barge scrapping facility.

   Effective December 31, 2002, we purchased four barge-mounted crane units from
Stevedoring Services of America for approximately $11.3 million. As of December
31, 2002, we have paid $9.8 million of the total purchase price of the cranes.
These cranes have been used historically at the International Marine Terminal,
66 2/3% of which we purchased in 2002. The cranes previously had been leased from a third party under an operating lease; our ownership of these cranes will reduce our overall operating costs and ensure crane availability.

   Effective January 1, 2003, we acquired the assets of Rudolph Stevedoring for approximately $31.3 million. As of December 31, 2002, we have paid $29.9 million for the Rudolph acquisition. Rudolph operates terminal facilities at four major ports along the East Coast and handles approximately four million tons of products per year. The primary commodities include coal, petroleum coke, salt, and other various bulk materials.

   We are of the opinion that we have generally satisfactory title to the properties we own and use in our businesses, subject to liens for current taxes, liens incident to minor encumbrances, and easements and restrictions

                                       29

which do not materially detract from the value of such property or the interests therein or the use of such properties in our businesses.

Major Customers

   Our total operating revenues are derived from a wide customer base. For each of the years ended December 31, 2002 and 2001, one customer accounted for more than 10% of our total consolidated revenues. Total transactions in 2002 with
CenterPoint Energy accounted for 15.6% of our total consolidated revenues during
2002. Total transactions in 2001 with the Reliant Energy group of companies, including the entities which became CenterPoint Energy in October 2002, accounted for 20.2% of our total consolidated revenues during 2001. For the year ended December 31, 2000, no revenues from transactions with a single external customer amounted to 10% or more of our total consolidated revenues.

Employees

   We do not have any employees.  KMGP Services Company, Inc. and Kinder
Morgan, Inc. employ all persons necessary for the operation of our business.
Generally we reimburse KMGP Services Company, Inc. and Kinder Morgan, Inc.
for the services of their employees.  As of December 31, 2002, KMGP Services
Company, Inc. and Kinder Morgan, Inc. had, in the aggregate, approximately
5,390 employees.  Approximately 988 hourly personnel at certain terminals and pipelines are represented by labor unions.  KMGP Services Company, Inc. and
Kinder Morgan, Inc. consider relations with their employees to be good.
Please refer to Note 12 to our Consolidated Financial Statements.

Regulation

   Interstate Common Carrier Regulation

   Some of our pipelines are interstate common carrier pipelines, subject to regulation by the Federal Energy Regulatory Commission under the Interstate
Commerce Act. The ICA requires that we maintain our tariffs on file with the
FERC, which tariffs set forth the rates we charge for providing transportation services on our interstate common carrier pipelines as well as the rules and regulations governing these services. Petroleum pipelines may change their rates within prescribed ceiling levels that are tied to an inflation index. Shippers may protest rate increases made within the ceiling levels, but such protests must show that the portion of the rate increase resulting from application of the index is substantially in excess of the pipeline's increase in costs. A pipeline must, as a general rule, utilize the indexing methodology to change its rates. The FERC, however, uses cost-of-service ratemaking, market-based rates and settlement as alternatives to the indexing approach in certain specified circumstances. In 2002, 2001 and 2000, application of the indexing methodology did not significantly affect our rates.

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

   On October 24, 1992, Congress passed the Energy Policy Act of 1992. The
Energy Policy Act deemed petroleum pipeline rates that were in effect for the
365-day period ending on the date of enactment or that were in effect on the
365th day preceding enactment and had not been subject to complaint, protest or investigation during the 365-day period to be just and reasonable or
"grandfathered" under the ICA. The Energy Policy Act also limited the circumstances under which a complaint can be made against such grandfathered rates. The rates we charge for transportation service on our North System and
Cypress Pipeline were not suspended or subject to protest or complaint during the relevant 365-day period established by the Energy Policy Act. For this reason, we believe these rates should be grandfathered under the Energy Policy
Act. Certain rates on our Pacific operations' pipeline

                                       30

system were subject to protest during the 365-day period established by the
Energy Policy Act. Accordingly, certain of the Pacific pipelines' rates have been, and continue to be, subject to complaints with the FERC, as is more fully described in Item 3. Legal Proceedings.

   Both the performance of interstate transportation and storage services by natural gas companies, including interstate pipeline companies, and the rates charged for such services, are regulated by the FERC under the Natural Gas Act and, to a lesser extent, the Natural Gas Policy Act.

   Beginning in the mid-1980's, FERC initiated a number of regulatory changes intended to create a more competitive environment in the natural gas marketplace. Among the most important of these changes were:

   o Order 436 (1985) requiring open-access, nondiscriminatory transportation of natural gas;

   o Order 497 (1988) which set forth new standards and guidelines imposing certain constraints on the interaction of interstate natural gas pipelines and their marketing affiliates and imposing certain disclosure requirements regarding that interaction; and

   o Order 636 (1992) which required interstate pipelines that perform open-access transportation under blanket certificates to "unbundle" or separate their traditional merchant sales services from their transportation and storage services and to provide comparable transportation and storage services with respect to all natural gas supplies whether purchased from the pipeline or from other merchants such as marketers or producers.

   Natural gas pipelines must now separately state the applicable rates for each unbundled service they provide (i.e., for the natural gas commodity, transportation and storage). Order 636 contains a number of procedures designed to increase competition in the industry, including:

   o requiring the unbundling of sales services from other services;

   o permitting holders of firm capacity to release all or a part of their capacity for resale by the pipeline; and

   o the issuance of blanket sales certificates to interstate pipelines for unbundled services.

   Order 636 has been affirmed in all material respects upon judicial review, and our own FERC orders approving our unbundling plans are final and not subject to any pending judicial review.

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

   FERC Order 637

   Kinder Morgan Interstate Gas Transmission LLC

   On June 15, 2000, Kinder Morgan Interstate Gas Transmission LLC made its filing to comply with FERC's Orders 637 and 637-A. That filing contained KMIGT's compliance plan to implement the changes required by FERC dealing with the way business is conducted on interstate natural gas pipelines. All interstate natural gas pipelines were required to make such compliance filings, according to a schedule established by FERC. From October 2000 through June 2001, KMIGT held a series of technical and phone conferences to identify issues, obtain input, and modify its Order 637 compliance plan, based on comments received from
FERC staff and other interested parties and shippers. On June 19, 2001, KMIGT received a letter from FERC encouraging it to file revised pro-forma tariff sheets, which reflected the latest discussions and input from parties into its
Order 637 compliance plan. KMIGT made such a revised Order 637 compliance filing on July 13, 2001. The July 13, 2001 filing contained little substantive change from the original pro-forma tariff sheets that KMIGT originally proposed on June
15, 2000. On October 19, 2001, KMIGT received an order from FERC, addressing its
July 13, 2001 Order 637 compliance plan. In the Order addressing the July 13,
2001 compliance plan, KMIGT's plan was accepted, but KMIGT was directed

                                       31

to make several changes to its tariff, and in doing so, was directed that it could not place the revised tariff into effect until further order of the FERC.
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
operations.

   Separately, numerous petitioners, including KMIGT, have filed appeals of
Order 637 in the D.C. Circuit, potentially raising a wide array of issues related to Order 637 compliance. Initial briefs were filed on April 6, 2001, addressing issues contested by industry participants. Oral arguments on the appeals were held before the courts in December 2001. On April 5, 2002, the D.C.
Circuit issued an order largely affirming Order Nos. 637, et seq. The D.C.
Circuit remanded the FERC's decision to impose a 5-year cap on bids that an existing shipper would have to match in the right of first refusal process. The
D.C. Circuit also remanded the FERC's decision to allow forward-hauls and backhauls to the same point. Finally, the D.C. Circuit held that several aspects of the FERC's segmentation policy and its policy on discounting at alternate points were not ripe for review. The FERC requested comments from the industry with respect to the issues remanded by the D.C. Circuit. They were due July 30,
2002.

   On October 31, 2002, the FERC issued an order in response to the D.C.
Circuit's remand of certain Order 637 issues. The order:

   o eliminated the requirement of a 5-year cap on bid terms that an existing shipper would have to match in the right of first refusal process, and found that no term matching cap at all is necessary given existing regulatory controls;

   o affirmed FERC's policy that a segmented transaction consisting of both a forwardhaul up to contract demand and a backhaul up to contract demand to the same point is permissible; and

   o accordingly required, under Section 5 of the Natural Gas Act, pipelines that the FERC had previously found must permit segmentation on their systems to file tariff revisions within 30 days to permit such segmented forwardhaul and backhaul transactions to the same point.

   Trailblazer Pipeline Company

   On August 15, 2000, Trailblazer made a filing to comply with FERC's Order
Nos. 637 and 637-A. Trailblazer's compliance filing reflected changes in:

   o segmentation;

   o scheduling for capacity release transactions;

   o receipt and delivery point rights;

   o treatment of system imbalances;

   o operational flow orders;

   o penalty revenue crediting; and

   o right of first refusal language.

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

                                       32
   On November 14, 2001, Trailblazer made its compliance filing pursuant to the
FERC order of October 15, 2001. That compliance filing has been protested.
Separately, also on November 14, 2001, Trailblazer filed for rehearing of that
FERC order. These pleadings are pending FERC action.

   Standards of Conduct Rulemaking

   On September 27, 2001, FERC issued a Notice of Proposed Rulemaking in Docket
No. RM01-10 in which it proposed new rules governing the interaction between an interstate natural gas pipeline and its affiliates. If adopted as proposed, the
Notice of Proposed Rulemaking could be read to limit communications between
KMIGT, Trailblazer and their respective affiliates. In addition, the Notice could be read to require separate staffing of KMIGT and its affiliates, and
Trailblazer and its affiliates. Comments on the Notice of Proposed Rulemaking were due December 20, 2001. Numerous parties, including KMIGT, have filed comment on the Proposed Standards of Conduct Rulemaking. On May 21, 2002, FERC
held a technical conference dealing with the FERC's proposed changes in the
Standard of Conduct Rulemaking. On June 28, 2002, KMIGT and numerous other parties flied additional written comments under a procedure adopted at the technical conference. The Proposed Rulemaking is awaiting further FERC action.
We believe that these matters, as finally adopted, will not have a material adverse effect on our business, financial position or results of operations.

   The FERC also issued a Notice of Proposed Rulemaking in Docket No.
RM02-14-000 in which it proposed new regulations for cash management practices, including establishing limits on the amount of funds that can be swept from a regulated subsidiary to a non-regulated parent company. KMIGT filed comments on
August 28, 2002. We believe that these matters, as finally adopted, will not have a material adverse effect on our business, financial position or results of operations.

   In addition to the matters described above, we may face additional challenges to our rates in the future. Shippers on our pipelines do have rights to challenge the rates we charge under certain circumstances prescribed by applicable regulations. There can be no assurance that we will not face challenges to the rates we receive for services on our pipeline systems in the future. In addition, since many of our assets are subject to regulation, we are subject to potential future changes in applicable rules and regulations that may have an adverse effect on our business, financial position or results of operations.

   California Public Utilities Commission

   The intrastate common carrier operations of our Pacific operations' pipelines in California are subject to regulation by the California Public Utilities
Commission under a "depreciated book plant" methodology, which is based on an original cost measure of investment. Intrastate tariffs filed by us with the
CPUC have been established on the basis of revenues, expenses and investments allocated as applicable to the California intrastate portion of our Pacific operation's business. Tariff rates with respect to intrastate pipeline service in California are subject to challenge by complaint by interested parties or by independent action of the CPUC. A variety of factors can affect the rates of return permitted by the CPUC, and certain other issues similar to those which have arisen with respect to our FERC regulated rates could also arise with respect to our intrastate rates. Certain of our Pacific operations' pipeline rates have been, and continue to be, subject to complaints with the CPUC, as is more fully described in Item 3. Legal Proceedings.

   Safety Regulation

   Our interstate pipelines are subject to regulation by the United States
Department of Transportation and our intrastate pipelines are subject to comparable state regulations with respect to their design, installation, testing, construction, operation, replacement and management. In addition, we must permit access to and copying of records, and make certain reports and provide information as required by the Secretary of Transportation. Comparable regulation exists in some states in which we conduct pipeline operations. In addition, our truck and terminal loading facilities are subject to U.S. DOT regulations dealing with the transportation of hazardous materials by motor vehicles and rail cars. We believe that we are in substantial compliance with
U.S. DOT and comparable state regulations.

                                       33

   For example, recent federal legislation signed into law in December 2002 includes new guidelines for the U.S. DOT and pipeline companies in the areas of testing, education, training and communication. The Pipeline Safety Improvement
Act of 2002 provides a consistent set of guidelines for all operators to follow and requires the riskiest 50% of products pipelines and natural gas pipelines in the United States to be inspected within five years of the law's enactment. The pipeline risk ratings are based on numerous factors, including the population density in the geographic regions served by a particular pipeline, as well as the age and condition of the pipeline and its protective coating. The remaining
50% of the natural gas pipelines must be inspected within ten years of the law's enactment. The law requires pipelines to be re-evaluated every seven years thereafter.

   The law also requires pipeline companies to review their public education programs for effectiveness within one year of the law's enactment and provide information to the U.S. DOT that will be used as part of a national mapping system. We have already supplied mapping information for our products pipelines and are well under way in providing the same information for our natural gas and carbon dioxide pipeline systems. In addition, within one year of the law's enactment, pipeline companies must implement a qualification program to make certain that employees are properly trained, using criteria the U.S. DOT is responsible for providing. We will be integrating appropriate aspects of this new pipeline safety law into our Operator Qualification Program, which is already in place and functioning.

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

   o marketing;

   o production;

   o pricing;

   o pollution;

   o protection of the environment; and

   o safety.

Environmental Matters

   Our operations are subject to federal, state and local laws and regulations governing the release of regulated materials into the environment or otherwise relating to environmental protection or human health or safety. We believe that our operations and facilities are in substantial compliance with applicable environmental laws and regulations. Any failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, imposition of remedial requirements, issuance of injunction as to future compliance or other mandatory or consensual measures. We have an ongoing environmental compliance program. However, risks of accidental leaks or spills are associated with the transportation and storage of natural gas liquids, refined petroleum products, natural gas and carbon dioxide, the handling and storage of liquid and bulk materials and the other activities conducted by us.
There can be no assurance that we will not incur significant costs and liabilities relating to claims for damages to property, the environment, natural resources, or persons resulting from the

                                       34

operation of our businesses. Moreover, it is possible that other developments, such as increasingly strict environmental laws and regulations and enforcement policies thereunder, could result in increased costs and liabilities to us.

   Environmental laws and regulations have changed substantially and rapidly over the last 25 years, and we anticipate that there will be continuing changes.
One trend in environmental regulation is to increase reporting obligations and place more restrictions and limitations on activities, such as emissions of pollutants, generation and disposal of wastes and use, storage and handling of chemical substances, that may impact human health, the environment and/or endangered species. Increasingly strict environmental restrictions and limitations have resulted in increased operating costs for us and other similar businesses throughout the United States. It is possible that the costs of compliance with environmental laws and regulations may continue to increase. We will attempt to anticipate future regulatory requirements that might be imposed and to plan accordingly, but there can be no assurance that we will identify and properly anticipate each such charge, or that our efforts will prevent material costs, if any, from arising.

   We are currently involved in environmentally related legal proceedings and clean up activities. Although no assurance can be given, we believe that the ultimate resolution of all these environmental matters will not have a material adverse effect on our business, financial position or results of operations. We have recorded a total reserve for environmental matters in the amount of $52.7 million at December 31, 2002. For additional information, see Note 16 to our
Consolidated Financial Statements included elsewhere in this report.

   Solid Waste

   We own numerous properties that have been used for many years for the production of crude oil, natural gas and carbon dioxide, the transportation and storage of refined petroleum products and natural gas liquids and the handling and storage of coal and other liquid and bulk materials. Solid waste disposal practices within the petroleum industry have changed over the years with the passage and implementation of various environmental laws and regulations.
Hydrocarbons and other solid wastes may have been disposed of in, on or under various properties owned by us during the operating history of the facilities located on such properties. In addition, some of these properties have been operated by third parties whose treatment and disposal or release of hydrocarbons or other solid wastes was not under our control. In such cases, hydrocarbons and other solid wastes could migrate from their original disposal areas and have an adverse effect on soils and groundwater. We maintain a reserve to account for the costs of cleanup at sites known to have surface or subsurface contamination requiring response action.

   We generate both hazardous and nonhazardous solid wastes that are subject to the requirements of the Federal Resource Conservation and Recovery Act and
comparable state statutes. From time to time, state regulators and the United
States Environmental Protection Agency consider the adoption of stricter disposal standards for nonhazardous waste. Furthermore, it is possible that some wastes that are currently classified as nonhazardous, which could include wastes currently generated during pipeline or liquids or bulk terminal operations, may in the future be designated as "hazardous wastes." Hazardous wastes are subject to more rigorous and costly disposal requirements than nonhazardous wastes. Such changes in the regulations may result in additional capital expenditures or operating expenses for us.

   Superfund

   The Comprehensive Environmental Response, Compensation and Liability Act,
also known as the "Superfund" law, and analogous state laws, impose liability, without regard to fault or the legality of the original conduct, on certain classes of "potentially responsible persons" for releases of "hazardous substances" into the environment. These persons include the owner or operator of a site and companies that disposed of or arranged for the disposal of the hazardous substances found at the site. CERCLA authorizes the U.S. EPA and, in some cases, third parties to take actions in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur, in addition to compensation for material resource damages, if any. Although "petroleum" is excluded from CERCLA's definition of a
"hazardous substance," in the course of our ordinary operations, we will generate materials that may fall within the definition of "hazardous substance."
By operation of law, if we are determined to be a potentially responsible person, we may be responsible under CERCLA for all or part of the costs required to clean up sites at which such materials are present, in addition to compensation for

                                       35

material resource damages, if any.

   Clean Air Act

   Our operations are subject to the Clean Air Act and comparable state statutes. We believe that the operations of our pipelines, storage facilities and terminals are in substantial compliance with such statutes.

   Numerous amendments to the Clean Air Act were adopted in 1990. These amendments contain lengthy, complex provisions that may result in the imposition over the next several years of certain pollution control requirements with respect to air emissions from the operations of our pipelines, treating facilities, storage facilities and terminals. The U.S. EPA is developing, over a period of many years, regulations to implement those requirements. Depending on the nature of those regulations, and upon requirements that may be imposed by state and local regulatory authorities, we may be required to incur certain capital expenditures over the next several years for air pollution control equipment in connection with maintaining or obtaining operating permits and approvals and addressing other air emission-related issues.

   Due to the broad scope and complexity of the issues involved and the resultant complexity and controversial nature of the regulations, full development and implementation of many Clean Air Act regulations have been delayed. Until such time as the new Clean Air Act requirements are implemented, we are unable to estimate the effect on earnings or operations or the amount and timing of such required capital expenditures. At this time, however, we do not believe that we will be materially adversely affected by any such requirements.

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
The Oil Pollution Act was enacted in 1990 and amends provisions of the Clean
Water Act as they pertain to prevention and response to oil spills. Spill prevention control and countermeasure requirements of the Clean Water Act and some state laws require diking and similar structures to help prevent contamination of navigable waters in the event of an overflow or release. We believe we are in substantial compliance with these laws.

   EPA Gasoline Volatility Restrictions

   In order to control air pollution in the United States, the U.S. EPA has adopted regulations that require the vapor pressure of motor gasoline sold in the United States to be reduced from May through mid-September of each year.
These regulations mandated vapor pressure reductions beginning in 1989, with more stringent restrictions beginning in 1992. States may impose additional volatility restrictions. The regulations have had a substantial effect on the market price and demand for normal butane, and to some extent isobutane, in the
United States. Gasoline manufacturers use butanes in the production of motor gasolines. Since normal butane is highly volatile, it is now less desirable for use in blended gasolines sold during the summer months. Although the U.S. EPA regulations have reduced demand and may have contributed to a significant decrease in prices for normal butane, low normal butane prices have not impacted our pipeline business in the same way they would impact a business with commodity price risk. The U.S. EPA regulations have presented the opportunity for additional transportation services on our North System. In the summer of
1991, our North System began long-haul transportation of refinery grade normal butane produced in the Chicago area to the Bushton, Kansas area for storage and subsequent transportation north from Bushton during the winter gasoline blending season.

Risk Factors

   Pending Federal Energy Regulatory Commission and California Public Utilities
Commission proceedings seek substantial refunds and reductions in tariff rates on some of our pipelines. If the proceedings are determined adversely, they could have a material adverse impact on us. Regulators and shippers on our pipelines have rights to challenge the rates we charge under certain circumstances prescribed by applicable regulations. In 1992, and from

                                       36

1995 through 2001, some shippers on our pipelines filed complaints with the
Federal Energy Regulatory Commission and California Public Utilities Commission
that seek substantial refunds for alleged overcharges during the years in question and prospective reductions in the tariff rates on our Pacific operations' pipeline system.

   The FERC complaints, separately docketed in two different proceedings, predominantly attacked the interstate pipeline tariff rates of our Pacific operations' pipeline system, contending that the rates were not just and reasonable under the Interstate Commerce Act and should not be entitled to
"grandfathered" status under the Energy Policy Act. Complaining shippers seek substantial reparations for alleged overcharges during the years in question and request prospective rate reductions on each of the challenged facilities.
Hearings on the second of these two proceedings began in October 2001, and an initial decision by the administrative law judge is expected in the first half of 2003.

   The complaints filed before the CPUC challenge the rates charged for intrastate transportation of refined petroleum products through the Pacific operations' pipeline system in California. After the CPUC dismissed the initial complaint and subsequently granted a limited rehearing on April 10, 2000, the complainants filed a new complaint with the CPUC asserting the intrastate rates were not just and reasonable.

   We currently believe the FERC complaints seek approximately $197 million in tariff reparations and prospective annual tariff reductions, the aggregate average annual impact of which would be approximately $45 million. We currently believe the CPUC complaints seek approximately $15 million in tariff reparations and prospective annual tariff reductions, the aggregate average annual impact of which would be approximately $31 million. If any amounts are ultimately owed, it will be impacted by the passage of time and the application of interest.
Decisions regarding these complaints could negatively impact our cash flow.
Additional challenges to tariff rates could be filed with the FERC and CPUC in the future. For additional information regarding these complaints, please see
Note 16 of the Notes to the Consolidated Financial Statements included elsewhere in this report.

   Proposed rulemaking by the Federal Energy Regulatory Commission or other regulatory agencies having jurisdiction could adversely impact our income and operations. New regulations or different interpretations of existing regulations applicable to our assets could have a negative impact on our business, financial condition and results of operations. For example, on September 27, 2001, the
FERC issued a Notice of Proposed Rulemaking in Docket No. RM01-10. The proposed rule would expand the FERC's current standards of conduct to include a regulated transmission provider and all of its energy affiliates. It is not known whether the FERC will issue a final rule in this docket and, if it does, whether as a result we could incur increased costs and increased difficulty in our operations.

   Increased regulatory requirements relating to the integrity of our pipelines will require us to spend additional money to comply with these requirements.
Through our regulated pipeline subsidiaries, we are subject to extensive laws and regulations related to pipeline integrity. For example, recent federal legislation signed into law in December 2002 includes new guidelines for the
U.S. DOT and pipeline companies in the areas of testing, education, training and communication. Compliance with existing and recently enacted regulations requires significant expenditures. Additional laws and regulations that may be enacted in the future could significantly increase the amount of these expenditures.

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

   Our acquisition strategy requires access to new capital. Tightened credit markets or more expensive capital would impair our ability to grow. Part of our business strategy includes acquiring additional businesses that will allow us to increase distributions to our unitholders. During the period from December 31,
1996 to December 31, 2002, we made a significant number of acquisitions that increased our asset base over 28 times and increased our net income over 51 times. We regularly consider and enter into discussions regarding potential acquisitions and are

                                       37

currently contemplating potential acquisitions. These transactions can be effected quickly, may occur at any time and may be significant in size relative to our existing assets and operations. We may need new capital to finance these acquisitions. Limitations on our access to capital will impair our ability to execute this strategy. We normally fund acquisitions with short term debt and repay such debt through equity and debt offerings. An inability to access the capital markets may result in a substantial increase in our leverage and have a detrimental impact on our credit profile. One of the factors that increases our attractiveness to investors, and as a result may make it easier for us to access the capital markets, is the fact that distributions to our partners are not subject to the double taxation that shareholders in corporations may experience with respect to dividends that they receive. President Bush has proposed eliminating the tax on corporate dividends. If the tax on corporate dividends were eliminated or reduced, such a change could potentially make it more difficult for us to access the capital markets and reduce the value of our units.

   Environmental regulation could result in increased operating and capital costs for us. Our business operations are subject to federal, state and local laws and regulations relating to environmental protection. If an accidental leak or spill of liquid petroleum products or chemicals occurs from our pipelines or at our storage facilities, we may have to pay a significant amount to clean up the leak or spill or pay for government penalties, liability to government agencies for natural resource damage, personal injury or property damage to private parties or significant business interruption. The resulting costs and liabilities could negatively affect our level of cash flow. In addition, emission controls required under the Federal Clean Air Act and other similar federal and state laws could require significant capital expenditures at our facilities. The impact of Environmental Protection Agency standards or future environmental measures on us could increase our costs significantly if environmental laws and regulations become stricter. The costs of environmental regulation are already significant, and additional regulation could increase these costs or could otherwise negatively affect our business.

   Competition could ultimately lead to lower levels of profits and lower cash flow. We face competition from other pipelines and terminals in the same markets as our assets, as well as from other means of transporting and storing energy products. For a description of the competitive factors facing our business, please see Items 1 and 2 "Business and Properties" in this report for more information.

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
Our treatment as a corporation would substantially reduce the cash distributions on the common units that we will distribute quarterly. The anticipated benefit of an investment in our common units depends largely on the treatment of us as a partnership for federal income tax purposes. We have not requested, and do not plan to request, a ruling from the Internal Revenue Service on this or any other matter affecting us. Current law requires us to derive at least 90% of our annual gross income from specific activities to continue to be treated as a partnership for federal income tax purposes. We may

                                       38

not find it possible, regardless of our efforts, to meet this income requirement or may inadvertently fail to meet this income requirement. Current law may change so as to cause us to be treated as a corporation for federal income tax purposes without regard to our sources of income or otherwise subject us to entity-level taxation.

   If we were to be treated as a corporation for federal income tax purposes, we would pay federal income tax on our income at the corporate tax rate, which is currently a maximum of 35% and would pay state income taxes at varying rates.
Under current law, distributions to unitholders would generally be taxed as a corporate distribution. Because a tax would be imposed upon us as a corporation, the cash available for distribution to a unitholder would be substantially reduced. Treatment of us as a corporation would cause a substantial reduction in the value of our units.

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

   o incurring additional debt;

   o entering into mergers, consolidations and sales of assets;

   o granting liens; and

   o entering into sale-leaseback transactions.

   The instruments governing any future debt may contain similar restrictions.

   If interest rates increase significantly, our earnings could be adversely affected. At December 31, 2002, we had approximately $1.9 billion of debt, excluding fair market of interest rate swaps, subject to variable interest rates.

   The distressed financial condition of some of our customers could have an adverse impact on us in the event these customers are unable to pay us for the services we provide. Some of our customers are experiencing severe financial problems. The bankruptcy of one or more of them, or some other similar proceeding or liquidity constraint might make it unlikely that we would be able to collect all or a significant portion of amounts owed by the distressed entity or entities. In addition, such events might force such customers to reduce or curtail their future use of our products and services, which could have a material adverse effect on our results of operations and financial condition.

   The interests of KMI may differ from our interest and the interests of our unitholders. KMI indirectly owns all of the stock of our general partner and elects all of its directors. Our general partner owns all of KMR's voting shares and elects all of its directors. Furthermore, some of KMR's directors and officers are also directors and officers of KMI and our general partner and have fiduciary duties to manage the businesses of KMI in a manner that may not be in the best interest of our unitholders. KMI has a number of interests that differ from the interests of our unitholders. As a result, there is a risk that important business decisions will not be made in the best interests of our unitholders.

   Our partnership agreement restricts or eliminates a number of the fiduciary duties that would otherwise be owed by our general partner to our unitholders. Modifications of state law standards of fiduciary duties may significantly limit the ability of our unitholders to successfully challenge the actions of our general partner in the event of a breach of fiduciary duties.
These state law standards include the duties of care and loyalty. The duty of loyalty, in the absence of a provision in the limited partnership agreement to the contrary, would generally prohibit our general partner from taking any action or engaging in any transaction as to which

                                       39

it has a conflict of interest. Our limited partnership agreement contains provisions that prohibit limited partners from advancing claims that otherwise might raise issues as to compliance with fiduciary duties or applicable law. For example, that agreement provides that the general partner may take into account the interests of parties other than us in resolving conflicts of interest.
Further, it provides that in the absence of bad faith by the general partner, the resolution of a conflict by the general partner will not be a breach of any duty. The provisions relating to the general partner apply equally to KMR as its delegate.

Item 3.  Legal Proceedings.

   See Note 16 of the Notes to the Consolidated Financial Statements included elsewhere in this report.

Item 4.  Submission of Matters to a Vote of Security Holders.

   There were no matters submitted to a vote of our unitholders during the fourth quarter of 2002.

                                       40

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
Matters.

   The following table sets forth, for the periods indicated, the high and low sale prices per common unit, as reported on the New York Stock Exchange, the principal market in which our common units are traded, the amount of cash distributions declared per common and Class B unit, and the fractional i-unit distribution declared per i-unit. All information has been adjusted to give effect to the two-for-one split of common units and i-units effective August 31,
2001.

                                         Price Range

                                                        Cash        i-unit
                                        High     Low  Distributio  Distributions
                                       ------  ------ ------------------------
                        2002
                        First Quarter   $38.65  $28.60  $0.5900     0.016969
                        Second Quarter   36.55   30.98   0.6100     0.019596
                        Third Quarter    33.90   28.00   0.6100     0.020969
                        Fourth Quarter   35.45   30.15   0.6250     0.018815

                        2001
                        First Quarter   $31.73  $26.13  $0.5250     (1)
                        Second Quarter   36.70   30.67   0.5250     0.014837
                        Third Quarter    37.08   30.75   0.5500     0.014738
                        Fourth Quarter   39.05   34.55   0.5500     0.014818
----------

(1)There was no i-unit distribution for the first quarter of 2001. We initially issued i-units in May 2001.

   All of the information is for distributions declared with respect to that quarter. The declared distributions were paid within 45 days after the end of the quarter. We currently expect that we will continue to pay comparable cash and i-unit distributions in the future assuming no adverse change in our operations, economic conditions and other factors. However, we can give no assurance that future distributions will continue at such levels.

   As of January 31, 2003, there were approximately 109,000 beneficial owners of our common units, one holder of our Class B units and one holder of our i-units.

                                       41

Item 6.  Selected Financial Data

   The following tables set forth, for the periods and at the dates indicated, selected historical financial data for us.


                                        Year Ended December 31,

                                --------------------------------------------
                                2002(4)      2001(5)     2000(6)        1999(7)      1998(8)
                                          (In thousands, except per unit data)
 Income and Cash Flow Data:
 Revenues.....................  $4,237,057  $2,946,676   $  816,442     $428,749     $322,617
 Cost of product sold ........   2,704,295   1,657,689      124,641       16,241        5,860
 Operating expense............     431,153     400,601      185,967      107,357       74,768
 Fuel and power...............      86,413      73,188       43,216       31,745       22,385
 Depreciation and
   amortization...............     172,041     142,077       82,630       46,469       36,557
 General and administrative...     118,857     109,293       64,427       39,530       42,378
                                ----------  ----------   ----------     --------     --------
 Operating income.............     724,298     563,828      315,561      187,407      140,669
 Earnings from equity
   investments................      89,258      84,834       71,603       42,918       25,732
 Amortization of excess cost of
   Equity investments ........      (5,575)     (9,011)      (8,195)      (4,254)        (764)
 Interest expense.............    (178,279)   (175,930)     (97,102)     (54,336)     (40,856)
 Interest  income and  other,
   Net........................      (6,042)     (5,005)      10,415       22,988       (5,992)
 Income tax provision.........     (15,283)    (16,373)     (13,934)      (9,826)      (1,572)
                                ----------- -----------  -----------   ----------    ---------
 Income before extraordinary
   Charge....................      608,377     442,343      278,348      184,897      117,217
 Extraordinary charge                   --          --           --       (2,595)     (13,611)
                                ----------- -----------  -----------   ----------    ---------
 Net income..................   $  608,377   $ 442,343   $  278,348    $ 182,302     $ 103,606
 General Partner's interest
    in net income............   $  270,816   $ 202,095   $  109,470    $  56,273     $  33,447

 Limited Partners' interest
 in net income...............   $  337,561   $ 240,248   $  168,878    $ 126,029     $  70,159

 Basic Limited
 Partners' income
 per unit before
  extraordinary charge(1)....   $     1.96   $    1.56    $    1.34    $    1.31     $    1.04
 Basic Limited Partners' net
  income per unit............   $     1.96   $    1.56    $    1.34    $    1.29     $    0.87

 Diluted Limited Partners' net
  income per unit(2).........   $     1.96   $    1.56    $    1.34    $    1.29     $    0.87
Per unit cash distribution
  Paid.......................   $     2.36   $    2.08    $    1.60    $    1.39     $    1.19
Additions to property, plant
   and equipment.............   $  542,235   $ 295,088    $ 125,523    $  82,725     $  38,407

Balance  Sheet  Data (at end of period):
 Net property,  plant  and
 equipment...................   $6,244,242   $5,082,612   $3,306,305    $2,578,313   $1,763,386
 Total assets................   $8,353,576   $6,732,666   $4,625,210    $3,228,738   $2,152,272
 Long-term debt(3)...........   $3,659,533   $2,237,015   $1,255,453    $  989,101   $  611,571
 Partners' capital...........   $3,415,929   $3,159,034   $2,117,067    $1,774,798   $1,360,663
----------


(1)Represents income before extraordinary charge per unit adjusted for the two-for-one split of units on August 31, 2001. Basic Limited Partners' income per unit before extraordinary charge was computed by dividing the interest of our unitholders in income before extraordinary charge by the weighted average number of units outstanding during the period.

(2)Diluted Limited Partners' net income per unit reflects the potential dilution, by application of the treasury stock method, that could occur if options to issue units were exercised, which would result in the issuance of additional units that would then share in our net income.

(3) Excludes market value of interest rate swaps.

(4)Includes results of operations for the additional 10% interest in the Cochin
   Pipeline System, Kinder Morgan Materials Services LLC (formerly Laser
   Materials Services LLC), the 66 2/3% interest in International Marine
   Terminals, Tejas Gas,

                                       42

   LLC, Milwaukee Bagging Operations, the remaining 33 1/3% interest in
   Trailblazer Pipeline Company, the Owensboro Gateway Terminal and IC Terminal
   Holdings Company and Consolidated Subsidiaries since dates of acquisitions.
   The additional interest in Cochin was acquired on December 31, 2001. Kinder
   Morgan Materials Services LLC was acquired on January 1, 2002. We acquired a
   33 1/3% interest in International Marine Terminals on January 1, 2002 and an
   additional 33 1/3% interest on February 1, 2002. Tejas Gas, LLC was acquired on January 31, 2002. The Milwaukee Bagging Operations were acquired on May 1,
   2002. The remaining interest in Trailblazer was acquired on May 6, 2002. The
   Owensboro Gateway Terminal and IC Terminal Holdings Company and Subsidiaries
   were acquired on September 1, 2002.

(5)Includes results of operations for the remaining 50% interest in the Colton
   Processing Facility, Kinder Morgan Texas Pipeline, Casper and Douglas gas
   gathering assets, 50% interest in Coyote Gas Treating, LLC, 25% interest in
   Thunder Creek Gas Services, LLC, Central Florida Pipeline LLC, Kinder Morgan
   Liquids Terminals LLC, Pinney Dock & Transport LLC, CALNEV Pipe Line LLC,
   34.8% interest in the Cochin Pipeline System, Vopak terminal LLCs, Boswell terminal assets, Stolt-Nielsen terminal assets and additional gasoline and gas plant interests since dates of acquisition. The remaining interest in the
   Colton Processing Facility, Kinder Morgan Texas Pipeline, Casper and Douglas
   gas gathering assets and our interests in Coyote and Thunder Creek were acquired on December 31, 2000. Central Florida and Kinder Morgan Liquids
   Terminals LLC were acquired January 1, 2001. Pinney Dock was acquired March
   1, 2001. CALNEV was acquired March 30, 2001. Our second investment in Cochin, representing a 2.3% interest, was made on June 20, 2001. Vopak terminal LLCs were acquired July 10, 2001. Boswell terminals were acquired August 31, 2001.
   Stolt-Nielsen terminals were acquired on November 8 and 29, 2001, and our additional interests in the Snyder Gasoline Plant and the Diamond M Gas Plant
   were acquired on November 14, 2001.

(6)Includes results of operations for Kinder Morgan Interstate Gas
   Transmission, 66 2/3% interest in Trailblazer, 49% interest in Red Cedar,
   Milwaukee Bulk Terminals, Dakota Bulk Terminal, remaining 80% interest in
   Kinder Morgan CO2 Company, L.P., Devon Energy carbon dioxide properties,
   Kinder Morgan Transmix Company, LLC, a 32.5% interest in Cochin Pipeline
   System and Delta Terminal Services LLC since dates of acquisition. Kinder
   Morgan Interstate Gas Transmission, Trailblazer assets, and our 49% interest in Red Cedar were acquired on December 31, 1999. Milwaukee Bulk Terminals,
   Inc. and Dakota Bulk Terminal, Inc. were acquired on January 1, 2000. The remaining 80% interest in Kinder Morgan CO2 Company, L.P. was acquired April
   1, 2000. The Devon Energy carbon dioxide properties were acquired June 1,
   2000. Kinder Morgan Transmix Company, LLC was acquired on October 25, 2000.
   Our 32.5% interest in Cochin was acquired on November 3, 2000, and Delta
   Terminal Services LLC was acquired on December 1, 2000.

(7)Includes results of operations for 51% interest in Plantation Pipe Line
   Company, Products Pipelines' initial transmix operations and 33 1/3% interest in Trailblazer Pipeline Company since dates of acquisition. Our second investment in Plantation, representing a 27% interest was made on June 16,
   1999. The Products Pipelines' initial transmix operations were acquired on
   September 10, 1999, and our initial 33 1/3% investment in Trailblazer was made on November 30, 1999.

(8)Includes results of operations for Pacific operations' pipeline system,
   Kinder Morgan Bulk Terminals and 24% interest in Plantation Pipe Line Company since dates of acquisition. The Pacific operations' pipeline system was acquired March 6, 1998. Kinder Morgan Bulk Terminals were acquired on July 1,
   1998 and our 24% interest in Plantation Pipe Line Company was acquired on
   September 15, 1998.

                                       43

Item 7.  Management's Discussion and Analysis of Financial Condition and
Results of Operations.

   Our discussion and analysis of our financial condition and results of operations are based on our Consolidated Financial Statements, which were prepared in accordance with accounting principles generally accepted in the
United States of America. You should read the following discussion and analysis in conjunction with our Consolidated Financial Statements included elsewhere in this report, specifically, in connection with Note 15 to our Consolidated
Financial Statements, entitled "Reportable Segments".

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

   o the amounts we report for assets and liabilities;

   o our disclosure of contingent assets and liabilities at the date of the financial statements; and

   o the amounts we report for revenues and expenses during the reporting period.

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

   In preparing our financial statements and related disclosures, we must use estimates in determining the economic useful lives of our assets, the fair values used to determine possible asset impairment charges, provisions for uncollectible accounts receivable, exposures under contractual indemnifications and various other recorded or disclosed amounts. However, we believe that certain accounting policies are of more significance in our financial statement preparation process than others.

   With respect to our environmental exposure, we utilize both internal staff and external experts to assist us in identifying environmental issues and in estimating the costs and timing of remediation efforts. Often, as the remediation evaluation and effort progresses, additional information is obtained, requiring revisions to estimated costs. These revisions are reflected in our income in the period in which they are reasonably determinable. In
December 2002, after a thorough review of any potential environmental issues that could impact our assets or operations and of our need to correctly record all related environmental contingencies, we recognized a $0.3 million non-recurring reduction in environmental expense and in our overall accrued environmental liability, and we included this amount within Other, net in the accompanying Consolidated Statement of Income for 2002. The $0.3 million income item resulted from the necessity of properly adjusting and realigning our environmental expenses and accrued liabilities between our reportable business segments, specifically between our Products Pipelines and our Terminals business segments. The $0.3 million reduction in environmental expense resulted in a
$15.7 million non-recurring loss to our Products Pipelines business segment and a $16.0 million non-recurring gain to our Terminals business segment.

   With respect to legal proceedings, we are subject to litigation and regulatory proceedings as the result of our business operations and transactions. We utilize both internal and external counsel in evaluating our potential exposure to adverse outcomes from orders, judgments or settlements. To the extent that actual outcomes differ from our estimates, or additional facts and circumstances cause us to revise our estimates, our earnings will be affected. In general, we expense legal costs as incurred. When we identify specific litigation that is expected to continue for a

                                       44

significant period of time and require substantial expenditures, we identify a range of possible costs expected to be required to litigate the matter to a conclusion or reach an acceptable settlement. If no amount within this range is a better estimate than any other amount, we record a liability equal to the low end of the range. Any such liability recorded is revised as better information becomes available.

   In addition, effective January 1, 2002, we adopted Statement of Financial
Accounting Standards No. 142, "Goodwill and Other Intangible Assets". SFAS No.
142 eliminates the amortization of goodwill, requires annual impairment testing of goodwill and introduces the concept of indefinite life intangible assets. The new rules also prohibit the amortization of goodwill associated with business combinations that close after June 30, 2001.

   These new requirements will impact future period net income by an amount equal to the discontinued goodwill amortization offset by goodwill impairment charges, if any, and adjusted for any differences between the old and new rules for defining intangible assets on future business combinations. An initial impairment test was required in 2002 as of January 1, 2002. We completed this initial transition impairment test in June 2002 and determined that our goodwill was not impaired as of January 1, 2002.

   Finally, regarding our pension disclosures, we are required to make assumptions and estimates regarding the accuracy of our pension investment returns. Specifically, these include:

   o our investment return assumptions;

   o the significant estimates on which those assumptions are based; and

   o the potential impact that changes in those assumptions could have on our reported results of operations and cash flows.

   We consider our overall pension liability exposure to be minimal in relation to the value of our total consolidated assets and net income. However, in accordance with SFAS No. 87, "Employers' Accounting for Pensions", a component of our net periodic pension cost includes the return on pension plan assets, including both realized and unrealized changes in the fair market value of pension plan assets.

     A source of volatility in pension costs comes from this inclusion of unrealized or market value gains and losses on pension assets as part of the components recognized as pension expense. To prevent wide swings in pension expense from occurring because of one-time changes in fund values, SFAS No. 87 allows for the use of an actuarial computed "expected value" of plan asset gains or losses to be the actual element included in the determination of pension expense. The actuarial derived expected return on pension assets not only employs an expected rate of return on plan assets, but also assumes a market-related value of plan assets, which is a calculated value that recognizes changes in fair value in a systematic and rational manner over not more than five years. As required, we disclose the weighted average expected long-run rate of return on our plan assets, which is used to calculate our plan assets'
expected return. For more information on our pension disclosures, see Note 10 to our Consolidated Financial Statements, included elsewhere in this report.

Results of Operations

   In 2002, we managed to again achieve record levels of revenues, operating income, net income and earnings per unit. The fiscal year ended December 31,
2002 marked the fifth successive year that we have improved on all four of these operating measures since the change in control of our general partner in
February 1997. We owe our success primarily to the continuing execution of the same strategy adopted by management in 1997:

   o providing, for a fee, transportation, storage and handling services which are core to the energy infrastructure of growing markets;

   o increasing utilization of assets while containing costs;

   o leveraging economies of scale from incremental acquisitions and expansions; and
                                       45


   o maximizing the benefits of our financial structure.

   In 2002, our net income was $608.4 million ($1.96 per diluted unit) on revenues of $4,237.1 million, compared to net income of $442.3 million ($1.56 per diluted unit) on revenues of $2,946.7 million in 2001, and net income of
$278.3 million ($1.34 per diluted unit) on revenues of $816.4 million in 2000.

   Our total consolidated operating income was $724.3 million in 2002, $563.8 million in 2001 and $315.6 million in 2000. Operating expenses, excluding depreciation, depletion and amortization, general and administrative expenses and taxes, other than income taxes, were $3,170.5 million in 2002, compared with
$2,087.5 million in 2001 and $332.2 million in 2000.

   The increases in overall revenues, expenses and net income in 2002 compared to 2001 were attributable to both solid internal growth and contributions from acquired assets, especially from our acquisition of Kinder Morgan Tejas, formerly Tejas Gas, LLC, on January 31, 2002. Each of our four business segments reported increased earnings in 2002 over 2001. The increases in overall revenues, expenses and income in 2001 compared to 2000 resulted mainly from assets and businesses that we acquired from GATX Corporation in the first quarter of 2001, from KMI on December 31, 2000, and from other acquisitions made during 2001 as well as internal growth from existing assets. In addition, in
2001, just as in 2002, each business segment reported increased earnings over the prior year.

   Equity earnings, from our investments accounted for under the equity method of accounting, were $83.7 million in 2002, $75.8 million in 2001 and $63.4 million in 2000. These amounts represent equity earnings net of expense from allowable amortization of excess investment costs. Additionally, we declared a record cash distribution of $0.625 per unit for the fourth quarter of 2002 (an annualized rate of $2.50). Our distribution for the fourth quarter of 2002 was
14% higher than the $0.55 per unit distribution we made for the fourth quarter of 2001, and 32% higher than the $0.475 per unit distribution we made for the fourth quarter of 2000.

   Products Pipelines

   Our Products Pipelines segment reported earnings of $343.9 million on revenues of $576.5 million in 2002. This compared to earnings of $312.5 million on revenues of $605.4 million in 2001 and earnings of $222.7 million on revenues of $420.3 million in 2000. Operating expenses, excluding depreciation and taxes, other than income taxes, were $151.1 million, $222.5 million and $172.4 million for each of the three years ended December 31, 2002, 2001 and 2000, respectively. The $31.4 million (10%) overall increase in segment earnings in
2002 over 2001 includes the $15.7 million non-recurring loss from the adjustment and realignment of our environmental liabilities referred to above in our
"Critical Accounting Policies and Estimates". Excluding the non-recurring environmental loss, segment earnings were $359.6 million in 2002. The increase in segment earnings in 2002 over the prior year was primarily related to the strong year-to-year results reported from our CALNEV pipeline operations, our
44.8% ownership interest in the Cochin Pipeline system and our Pacific operations.

   The year-to-year $28.9 million (5%) decrease in segment revenues and the
$71.4 million (32%) decrease in segment expenses, include reductions of $67.8 million in transmix revenues and $68.6 million in transmix expenses, both resulting from our long-term transmix processing agreement with Duke Energy
Merchants. During the first quarter of 2001, we entered into a 10-year agreement with Duke Energy Merchants to process transmix on a fee basis only. Under the agreement, Duke Energy Merchants is responsible for procurement of the transmix and sale of the products after processing. This agreement allows us to eliminate commodity price exposure in our transmix operations.

   Partially offsetting the overall decrease in segment revenues was a $14.7 million increase in revenues earned from our CALNEV Pipeline, the result of an almost 2% increase in average pipeline tariff rates in 2002 and the inclusion, in 2002, of a full year of operations versus nine months in 2001. Our proportionate share of revenues from the Cochin Pipeline system increased $12.0 million in 2002 compared to 2001, the increase resulting from higher volumes and tariffs as well as our additional ownership interest. Our Pacific operations reported a $10.6 million (4%) increase in revenues in 2002 compared to 2001.
Although mainline delivery volumes remained flat in 2002, compared to the prior year, overall revenues were higher due to a 2% increase in average pipeline tariff rates and higher non-transportation revenues.

                                       46

   For all products pipelines owned or operated at both December 31, 2002 and
2001, total throughput delivery of refined petroleum products, consisting of gasoline, diesel fuel and jet fuel, was up 1.2% in 2002 over 2001. Gasoline delivery volumes were up 4.5% in 2002, compared to 2.6% nationally. Although our total jet fuel delivery volumes were down 3.8% for 2002, reflecting the effects of the September 11, 2001 terrorist attacks, deliveries of jet fuel improved steadily throughout the year.

   Excluding the $68.6 million decrease in our transmix cost of sales expense referred to above, the segment's overall expenses remained relatively flat during 2002. Excluding depreciation and taxes, other than income taxes, expenses related to Cochin increased a slight $1.7 million, due to the increase in delivery volumes and our additional ownership interest.

   The $89.8 million (40%) increase in segment earnings in 2001 compared to 2000 was mainly attributable to acquisitions we made since December 2000 and to cost savings resulting from our assumption of the operating duties of Plantation Pipe
Line Company on December 21, 2000. The $185.1 million (44%) increase in revenues for 2001 compared to 2000 was primarily the result of an incremental $158.5 million in revenues from acquisitions made since the fourth quarter of 2000,
$39.4 million in operating reimbursements from Plantation, and a $21.0 million
(8%) improvement in our Pacific operations' revenues, primarily resulting from a
3% increase in mainline delivery volumes and an over 4% increase in average tariff rates.

   Acquisitions made since the fourth quarter of 2000, which contributed to our segment's results in 2001 include:

   o Kinder Morgan Transmix Company, LLC;

   o the remaining 50% interest in the Colton Transmix Processing Facility;

   o a 34.8% interest in the Cochin Pipeline system (in January 2002, we acquired an additional 10% ownership interest, which was made effective
     December 31, 2001, bringing our total interest to 44.8%); and

   o assets acquired from GATX Corporation, consisting of Central Florida
     Pipeline LLC, CALNEV Pipe Line LLC and petroleum product and chemical terminals.

   The segment's overall increase in revenues was partially offset by a $33.8 million decrease in transmix revenues, the result of entering into our long-term transmix processing agreement with Duke Energy Merchants during the first quarter of 2001, as referred to above. The $50.1 million (29%) increase in expenses, excluding depreciation and taxes, other than income taxes, for our
Products Pipelines segment in 2001 compared to 2000, resulted primarily from our acquisitions, costs incurred under our operations agreement with Plantation and higher fuel and power expenses on our Pacific operations' pipelines. This increase was partially offset by a reduction in transmix expenses due to our agreement with Duke Energy Merchants.

   Operating income for each of the three years ended December 31, 2002, 2001 and 2000 was $342.4 million, $299.0 million and $195.1 million, respectively.
Earnings from our Products Pipelines' equity investments, net of amortization of excess costs, were $25.7 million in 2002, $22.7 million in 2001 and $29.1 million in 2000. The $3.0 million (13%) increase in net equity earnings in 2002 versus 2001 was due to a $2.3 million decrease in expenses from the amortization of excess investment costs and a $0.7 million increase in equity earnings, both related to our 51% ownership interest in Plantation Pipe Line Company. Effective
January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142
"Goodwill and Other Intangible Assets" and ceased amortizing the amount of our equity investment costs that exceeded the underlying fair value of net assets.
The increase in our proportionate share of Plantation's earnings in 2002 resulted from Plantation's higher revenues and lower operating and interest expenses. The higher revenues resulted from record delivery volumes, the lower operating expenses resulted from lower power costs and the lower interest expenses resulted from lower average borrowing rates. The $6.4 million (22%)
decrease in the segment's equity earnings in 2001 versus 2000 was due to lower equity earnings from Plantation Pipe Line Company as a result of lower throughput and to the absence of equity earnings from our Colton Transmix
Processing Facility during 2001. On December 31, 2000, we acquired the remaining
50% ownership interest in the facility and since that date, we have included
Colton's operational results in our consolidated financial statements.

                                       47


   SFPP, L.P. is the subsidiary limited partnership that owns our Pacific operations, excluding CALNEV Pipe Line LLC and related terminals acquired from
GATX Corporation. Tariffs charged by SFPP are subject to certain proceedings at the Federal Energy Regulatory Commission involving shippers' complaints regarding the interstate rates, as well as practices and the jurisdictional nature of certain facilities and services, on our Pacific operations' pipeline systems. Generally, the interstate rates on our Pacific operations' pipeline systems are "grandfathered" under the Energy Policy Act of 1992 unless
"substantially changed circumstances" are found to exist. To the extent
"substantially changed circumstances" are found to exist, our Pacific operations may be subject to substantial exposure under these FERC complaints. We currently believe that these FERC complaints seek approximately $197 million in tariff reparations and prospective annual tariff reductions, the aggregate average annual impact of which would be approximately $45 million. However, even if
"substantially changed circumstances" are found to exist, we believe that the resolution of these FERC complaints will be for amounts substantially less than the amounts sought.

   Natural Gas Pipelines

   Our Natural Gas Pipelines segment reported earnings of $276.8 million on revenues of $3,086.2 million in 2002. In 2001, the segment reported earnings of
$193.8 million on revenues of $1,869.3 million, and in 2000, reported earnings of $113.1 million on revenues of $174.2 million. Expenses, excluding depreciation charges and taxes, other than income taxes, were $2,770.6 million,
$1,656.1 million and $51.3 million for each of the three years ended December
31, 2002, 2001 and 2000, respectively. The segment's significant $83.0 million
(43%) increase in year-to-year earnings and its $1,216.9 million (65%) increase in year-to-year revenues in 2002 versus 2001 relate primarily to our January 31,
2002 acquisition of Kinder Morgan Tejas. Kinder Morgan Tejas' operations include a 3,400-mile intrastate natural gas pipeline system that has good access to natural gas supply basins in Texas. The acquisition and subsequent integration of its assets with our pre-existing natural gas pipeline assets in the State of
Texas, particularly our Kinder Morgan Texas Pipeline system, has produced a strategic and complementary intrastate pipeline business combination.

   Both Kinder Morgan Tejas and KMTP, which together comprise our Texas intrastate natural gas group, purchase and sell significant volumes of natural gas, which is transported through their pipeline systems. Our objective is to match every purchase and sale, thus locking-in the equivalent of a transportation fee. The purchase and sale activity results in considerably higher revenues and operating expenses compared to the interstate natural gas pipeline systems of Kinder Morgan Interstate Gas Transmission and Trailblazer
Pipeline Company, which we acquired on December 31, 1999 from KMI. Both KMIGT and Trailblazer charge a transportation fee for gas transmission service but neither system has significant gas purchases and resales.

    Together, in 2002, the combination of our two intrastate natural gas pipeline systems earned $117.5 million, generated revenues of $2,830.0 million and incurred $2,679.3 million in expenses, excluding depreciation and taxes, other than income taxes. In 2001, KMTP alone had $48.0 million in earnings,
$1,599.3 million in revenues and $1,537.3 million in expenses. Year-over-year operating results from our Trailblazer Pipeline Company also contributed to the segment's increase in earnings and revenues in 2002. In May 2002, we completed a
$59 million expansion project that increased transportation capacity on the pipeline by approximately 60%. As a result, Trailblazer realized a 24% increase in natural gas transportation volumes in 2002 compared to 2001. The overall increase in segment revenues in 2002 compared to 2001 was partially offset by a
$28.2 million decrease in revenues earned by our Casper and Douglas natural gas gathering and processing system, and by a $16.0 million decrease in revenues earned by KMIGT. Casper and Douglas' revenue decrease was primarily related to a general decline in natural gas prices in and around the Rocky Mountain region since the end of the third quarter of 2001, and KMIGT's revenue decrease was mainly the result of lower operational gas sales and lower fuel recovery rates in 2002.

   The $1,114.5 million (67%) increase in segment expenses, excluding depreciation and taxes, other than income taxes, in 2002 over 2001 was mainly due to our Kinder Morgan Tejas acquisition, but the overall increase was partially offset by a $26.8 million decrease in expenses incurred by Casper and
Douglas, related to the decrease in natural gas prices.

   The segment's $80.7 million (71%) increase and $1,695.1 million increase in year-to-year earnings and revenues in 2001 over 2000 relate primarily to the inclusion of assets that we acquired from KMI on December 31, 2000, and

                                       48


to a strong performance from our pre-existing assets.

   Effective on December 31, 2000, we acquired from KMI:

   o Kinder Morgan Texas Pipeline, L.P.;

   o our Casper and Douglas natural gas gathering and processing systems;

   o a 50% interest in Coyote Gas Treating, LLC; and

   o a 25% interest in Thunder Creek Gas Services, LLC.

   Combined, KMTP and the Casper and Douglas systems earned $64.6 million, produced operating revenues of $1,688.6 million and incurred expenses, excluding depreciation and taxes, other than income taxes, of $1,608.0 million in 2001.
The segment's overall increase in revenues in 2001 over 2000 also resulted from a $9.2 million (6%) increase in revenues earned by KMIGT, mainly due to higher fuel recovery revenues, driven by a reduction in fuel losses. The overall increase in segment expenses was partially offset by lower expenses on the
Trailblazer Pipeline, primarily the result of favorable system imbalance settlements.

   Operating income for each of the three years ended December 31, 2002, 2001 and 2000 was $253.5 million, $171.9 million and $97.3 million, respectively. We account for the segment's investments in Red Cedar Gas Gathering Company, Coyote
Gas Treating, LLC and Thunder Creek Gas Services, LLC under the equity method of accounting. Earnings from these equity investments, net of amortization of excess costs, were $23.6 million in 2002, $21.2 million in 2001 and $15.0 million in 2000. The $2.4 million (11%) increase in 2002 over 2001 resulted primarily from a $1.1 million increase in earnings from our 49% interest in Red
Cedar, mainly due to a $0.9 million decrease in amortization of excess investment costs related to our adoption of SFAS No. 142. The $6.2 million (41%)
increase in 2001 over 2000 resulted from the inclusion of $3.5 million of net equity earnings from our investments in Coyote and Thunder Creek and a $2.7 million increase in earnings from our investment in Red Cedar, primarily the result of higher revenues from custom compression projects.

   CO2 Pipelines

   Our CO2 Pipelines segment consists of Kinder Morgan CO2 Company, L.P. and its consolidated affiliates. In 2002, our CO2 Pipelines segment reported earnings of
$101.0 million on revenues of $146.3 million. This compared to earnings of $92.1 million on revenues of $122.1 million in 2001. Expenses, excluding depreciation, depletion, amortization, and taxes, other than income taxes, totaled $42.7 million in 2002 versus $37.4 million in 2001. The $8.9 million (10%) increase in year-to-year earnings was primarily attributable to the $24.2 million (20%)
increase in revenues, partially offset by higher depreciation, depletion and operating expenses. The increase in revenues was driven by higher oil production volumes produced at the segment's SACROC Unit, as well as higher carbon dioxide pipeline delivery volumes. Oil production at SACROC, located in the Permian
Basin of West Texas, increased 43% in 2002 compared to 2001. Delivery volumes of carbon dioxide, including deliveries on our Central Basin Pipeline and our majority-owned Canyon Reef Carriers Pipeline increased 37% in 2002. Offsetting the revenue increase was an $11.6 million (66%) increase in non-cash depreciation and depletion charges and a $5.3 million (14%) increase in operating and maintenance expenses, both of which related to the higher oil production volumes. Depreciation and depletion charges were also up in 2002 compared to 2001, primarily as a result of the capital expenditures we made since the end of 2001 and a change to a higher unit-of-production depletion rate on January 1, 2002.

     The segment reported operating income of $66.6 million in 2002 and $59.6 million in 2001. Earnings from equity investments, net of amortization of excess costs, were $34.3 million in 2002, compared to $32.0 million in 2001. The $2.3 million (7%) increase resulted from higher earnings from the segment's 50%
ownership interest in Cortez Pipeline Company, mainly due to lower average debt balances and lower average borrowing rates, partially offset by slightly lower carbon dioxide delivery volumes.

   Prior to April 1, 2000, we owned 20% of Kinder Morgan CO2 Company, L.P., formerly Shell CO2 Company, L.P., and we accounted for our investment under the equity method of accounting. After our acquisition of the remaining 80%
ownership interest on April 1, 2000, we included the company's financial results in our consolidated

                                       49

financial statements.  Therefore, the segment's 2000 results consist primarily of:

   o one quarter of equity  earnings  from our  original  20% interest in Kinder
     Morgan CO2 Company, L.P.;

   o nine months of operations from pre-existing assets owned by the partnership, including its 50% ownership interest in Cortez Pipeline
     Company; and

   o seven months of operations from significant carbon dioxide pipeline assets and oil-producing property interests that were acquired from Devon Energy on June 1, 2000.

   For the year 2000, our CO2 Pipelines segment reported $68.1 million of earnings, $26.8 million of expenses, excluding depreciation, depletion, amortization and taxes, other than income taxes, and $89.2 million of revenues.
Operating income totaled $48.1 million and equity earnings, net of amortization of excess costs, totaled $19.3 million, representing the $3.6 million from our
20% interest in Kinder Morgan CO2 Company, L.P. and $15.7 million from the segment's interest in Cortez Pipeline Company.

   Terminals

   Our Terminals segment includes the business portfolio of approximately 50 terminals that transload and store coal, dry-bulk materials and petrochemical-related liquids, as well as more than 60 transload operations in
20 states. The segment reported earnings of $191.6 million on revenues of $428.0 million in 2002. This compared to earnings of $136.2 million on revenues of
$349.9 million in 2001 and earnings of $40.2 million on revenues of $132.8 million in 2000. Expenses, excluding depreciation and taxes, other than income taxes, for each of the three years ended December 31, 2002, 2001 and 2000, were
$206.1 million, $171.5 million and $81.7 million, respectively. Operating income for each of the three years ended December 31, 2002, 2001 and 2000 was $180.7 million, $142.7 million and $39.5 million, respectively. The $55.4 million (41%)
increase in segment earnings in 2002 over 2001 includes the $16.0 million non-recurring gain from the adjustment and realignment of our environmental liabilities referred to above in our "Critical Accounting Policies and
Estimates".

   Excluding the non-recurring environmental item mentioned in the immediately preceding paragraph, segment earnings totaled $175.6 million in 2002. Most of the growth in segment earnings and revenues in 2002 compared to 2001 was driven by the acquisitions and asset purchases that we have made since the last half of
2001, as well as internal growth. These investments accounted for $25.1 million of segment earnings growth in 2002. Internal growth at existing facilities, primarily driven by expansion projects at various terminals, accounted for $14.3 million of segment earnings growth in 2002 over 2001.

   Our acquisitions and additions included:

   o the terminal businesses we acquired from Koninklijke Vopak N.V., effective July 10, 2001;

   o the terminal businesses we acquired from The Boswell Oil Company, effective August 31, 2001;

   o the terminal businesses we acquired from an affiliate of Stolt-Nielsen,
     Inc. in November 2001;

   o Kinder Morgan Materials Services LLC, formerly Laser Materials Services
     LLC, acquired effective January 1, 2002;

   o a 66 2/3% interest in International Marine Terminals Partnership (a 33 1/3%
     interest acquired effective January 1, 2002 and an additional 33 1/3%
     interest acquired effective February 1, 2002);

   o the Milwaukee Bagging Operations, acquired effective May 1, 2002;

   o the Owensboro Gateway Terminal, acquired effective September 1, 2002;

   o the St. Gabriel Terminal, acquired effective September 1, 2002; and

                                       50
   o the purchase of four floating cranes at our bulk terminal facility in Port
     Sulphur, Louisiana in December 2002.

   In 2002 compared to 2001, the acquisitions listed above accounted for incremental amounts of $25.1 million in earnings, $88.5 million in revenues and
$56.4 million in expenses, excluding depreciation and taxes, other than income taxes. Expansion projects undertaken during 2002 at our Carteret Terminal in New
York Harbor and at our Pasadena Terminal on the Houston, Texas Ship Channel
contributed to an almost 4% increase in the segment's leaseable capacity of liquids products. In addition, while adding the incremental capacity during
2002, we maintained a strong liquids capacity utilization rate of 97%, the same level reached in 2001. Declines in engineering services and in the volume of transloaded bulk products partially offset the overall increases in segment earnings and revenues in 2002. Including all bulk terminals owned at December
31, 2002, transloading of bulk tonnage decreased 6% in 2002 compared to 2001.
The decline was primarily due to lower terminal transfers of petroleum coke, salt tonnage and other dry-bulk materials. Volumes of coal handled at our bulk terminals are expected to continue to decline in 2003 due to the fact that we will no longer operate the LAXT Coal Terminal after the first quarter of 2003 and to the opening of competing terminals during 2003 in the geographic regions served by our Cora and Grand Rivers coal terminals. Volumes at Cora and Grand
Rivers are expected to decline by approximately 4 million tons in 2003.

   Comparing 2001 to 2000, the year-to-year increases in our Terminals'
revenues, expenses and earnings were driven principally by the strategic acquisitions we have made since the end of 2000.

   In addition to the investments listed above, these acquisitions include:

   o Delta Terminal Services LLC, acquired effective December 1, 2000;

   o Kinder Morgan Liquids Terminals LLC, acquired from GATX Corporation effective January 1, 2001; and

   o Pinney Dock & Transport LLC, acquired effective March 1, 2001.

   In 2001 compared to 2000, the acquisitions and investments we made since the end of 2000 accounted for incremental amounts of $101.6 million in earnings,
$203.6 million in revenues and $79.4 million in expenses, excluding depreciation and taxes, other than income taxes. On an aggregate basis, bulk tonnage transfer volumes, including coal and all other bulk materials, increased 22% in 2001 over
2000 levels. Our transfers of liquids volumes, including refined petroleum products, chemicals and all other liquids volumes increased 8% in 2001 compared with 2000 when the liquids terminals were owned by other entities. The increase in 2001 expenses over 2000 was the result of acquisitions made in 2001 and higher maintenance and operating expenses associated with the transfer of higher volumes.

   Other

   Items not attributable to any segment include general and administrative expenses, interest income and expense and minority interest. General and administrative expenses totaled $118.9 million in 2002, compared to $109.3 million in 2001 and $64.4 million in 2000. The $9.6 million (9%) increase in general and administrative expenses in 2002 compared to the prior year was primarily due to additional employee benefit, compensation and reimbursement charges, higher insurance related expenses and administrative expenses related to our Kinder Morgan Tejas acquisition. The year-to-year increase in our general and administrative expenses in 2001 compared to 2000 was mainly due to our larger and more diverse operations. During 2001, we incorporated pipeline and terminal businesses that we acquired from GATX Corporation, incorporated additional natural gas pipeline assets that we acquired from KMI on December 31,
2000 and operated Plantation Pipe Line Company for a full year. We continue to manage aggressively our infrastructure expense and to focus on our productivity and expense controls.

   Our total interest expense, net of interest income, was $176.5 million in
2002, $171.5 million in 2001 and $93.3 million in 2000. The slight $5.0 million
(3%) increase in net interest items in 2002 compared to 2001 reflects higher average borrowings during 2002 due to our acquisition and expansion projects.
The change in net financing charges was partially offset by a decrease in average borrowing rates that have occurred since the end of 2001. In 2002, we issued $1.5 billion in principal amount of senior notes and we retired a maturing amount of $200 million in principal amount of senior notes. In March
2001, we closed a public offering of $1.0 billion in principal amount of senior

                                       51

notes. The 2001 increase was primarily due to the additional debt we issued related to the financing of the acquisitions that we have made since the end of
2000 and to the $134.8 million in third-party debt we assumed as part of the assets acquired from GATX Corporation.

   Minority interest, which includes the 1.0101% general partner interest in our five operating limited partnerships, totaled $9.6 million in 2002, compared to
$11.4 million in 2001 and $8.0 million in 2000. The $1.8 million (16%) decrease in 2002 from 2001 resulted primarily from our acquisition of an additional ownership interest in Trailblazer Pipeline Company. In May 2002, we acquired the remaining 33 1/3% ownership interest in Trailblazer that we did not already own, thereby eliminating the minority interest relating to Trailblazer Pipeline
Company. The $3.4 million (43%) increase in minority interest in 2001 over 2000 resulted from earnings attributable to MidTex Gas Storage Company, L.P., a partnership controlled by Kinder Morgan Texas Pipeline L.P. as well as to our higher overall income.

Outlook

   We actively pursue a strategy to increase our operating income. We will use a three-pronged approach to accomplish this goal.

   o Cost Reductions. We have reduced the total operating, maintenance, general and administrative expenses of those operations that we owned at the time
     Kinder Morgan (Delaware), Inc. acquired our general partner in February
     1997. In addition, we have made similar reductions in the operating, maintenance, general and administrative expenses of many of the businesses and assets that we acquired or have assumed operations of since February
     1997, including our Pacific operations, Plantation Pipe Line Company, the businesses we acquired from GATX Corporation and Kinder Morgan Tejas.
     Generally, these reductions in expense have been achieved by eliminating duplicative functions that we and the acquired businesses each maintained prior to their combination. We intend to continue to seek further reductions throughout our businesses where appropriate.

   o Internal Growth. We intend to grow income from our current assets through
     (a) increased utilization, and (b) internal expansion projects. We operate classic fixed cost businesses with little variable costs. By controlling these variable costs, any increase in utilization of our pipelines and terminals generally results in an increase in income. Increases in utilization are principally driven by increases in demand for gasoline, jet fuel, natural gas and other energy products that we transport and/or handle. Increases in demand for these products are typically driven by demographic growth in markets we serve, including the rapidly growing western and southeastern United States. In addition, we have undertaken a number of expansion projects that management believes will also increase revenues from existing operations, including the following:

   o a $223 million investment project to expand our carbon dioxide business.
     The project includes the construction of the new $40 million Centerline
     Pipeline that will originate near Denver City, Texas, and transport carbon dioxide to the Snyder, Texas area. The pipeline will consist of 113 miles of 16-inch pipe and will primarily supply the SACROC Unit in the Permian
     Basin of West Texas, but will also be available for existing and prospective third-party carbon dioxide projects in the Horseshoe Atoll area of the Permian Basin. Construction is expected to be completed by mid-2003. The project also includes the spending of approximately $120 million to add additional infrastructure, including wells, injection and compression facilities, to support the expanding carbon dioxide flooding operations at the SACROC Unit. Based on positive response, by the end of
     2002, we committed an additional $63 million to develop SACROC. These expenditures are expected to quadruple carbon dioxide deliveries to the
     SACROC Unit and triple oil production when compared to 2001 levels of 80 million cubic feet per day of carbon dioxide and 9,000 barrels per day of crude oil;

   o a $59 million expansion project on the Trailblazer pipeline. The expansion project began in August 2001 and was completed in May 2002. The expansion project increased transportation capacity on the pipeline by 60%
     to 846,000 dekatherms per day of natural gas, and the increase has already been fully subscribed by customers. The project included installing two new compressor stations and adding 10,000 additional horsepower at an existing compressor station;

                                       52
   o a $41.5 million investment in our growing terminals business. The investment includes storage expansion and upgrade projects at our liquids terminals located in Carteret, New Jersey, Pasadena, Texas and Dravosburg,
     Pennsylvania. The major expansion work is taking place at Carteret and
     Pasadena, and will follow the expansions that were initiated there in
     2001. At Carteret, in the New York Harbor area, this expansion project will add an additional 400,000 barrels of petroleum storage capacity and will include the construction of a new 16-inch pipeline that will connect to the Buckeye Pipeline system, a major products pipeline serving the East
     Coast. The expansion work at our Carteret terminal is expected to be completed in the third quarter of 2003. At Pasadena, on the Houston Ship
     Channel, the expansion project will increase storage capacity by another
     300,000 barrels of petroleum products and is expected to be completed in the second quarter of 2003;

   o a $30 million investment project that involves the construction of pipeline, compression and storage facilities to accommodate an additional
     6 billion cubic feet of natural gas storage capacity on Kinder Morgan
     Interstate Gas Transmission LLC's Cheyenne Market Center. The additional service has been fully subscribed under 10-year contracts. The Cheyenne
     Market Center is a new service offering firm natural gas storage capabilities that will allow for the receipt, storage and subsequent re-delivery of natural gas supplies at applicable points located in the vicinity of the Cheyenne Hub in Weld County, Colorado and our Huntsman
     storage facility in Cheyenne County, Nebraska. The Cheyenne Market Center
     is expected to begin service during the summer of 2004;

   o a $116 million project to expand the capacity on a 190-mile segment of the Plantation Pipe Line system. The project will entail replacing an existing eight-inch pipeline between Bremen, Georgia and Knoxville,
     Tennessee with a new 20-inch pipeline. The expansion will double capacity on the segment of the pipeline to approximately 90,000 barrels per day of refined petroleum products. Construction will be initiated only after additional commitments from interested shippers are obtained;

  o  a $10.7 million investment in a storage expansion project at our liquids terminal located in Perth Amboy, New Jersey. The expansion includes the construction of an additional 300,000 barrels of storage and increases the petroleum capacity at the facility by more than 20%. The expansion accommodates a long-term storage agreement that we entered into with a petroleum customer for storage services in the New York Harbor area. We expect to complete this expansion project by the end of 2003;

  o  a $16.4 million investment in expansion projects at existing bulk terminal facilities in 2002. The investments include the purchase of four barge-mounted crane units from Stevedoring Services of America for use at our International Marine Terminal located in Port Sulphur, Louisiana, new storage facilities at several bulk terminal sites and continued marine improvements at our Shipyard River Terminal located in Charleston, South
     Carolina; and

  o  an $87 million investment project that involves the construction of the
     95-mile, 30-inch Mier-Monterrey natural gas pipeline that stretches from
     South Texas to Monterrey, Mexico, one of Mexico's fastest growing industrial areas. The new pipeline will interconnect with the southern end of the Kinder Morgan Texas Pipeline system in Starr County, Texas, and is designed to initially transport up to 375,000 dekatherms per day of natural gas. We have entered into 15-year contract with Pemex Gas Y
     Petroquimica Basica, which has subscribed all of the pipeline's capacity.
     The pipeline will connect to a 1,000-megawatt power plant complex and to the Pemex natural gas transportation system. Construction of the pipeline is expected to be completed during the second quarter of 2003.

   For more information related to the financing of our expansion activities, see "Liquidity and Capital Resources - Primary Cash Requirements."

   o Strategic Acquisitions. Since January 1, 2002, we have made the following acquisitions:

     o Kinder Morgan Materials Services LLC, formerly Laser
        Materials Services LLC                                  January 1, 2002;

     o 33 1/3% interest in International Marine Terminals       January 1, 2002;

                                       53

     o Additional 33 1/3% interest in International
        Marine Terminals                                  February 1, 2002;

     o Kinder Morgan Tejas                                January 31, 2002;

     o Milwaukee Bagging Operations bulk terminal
         assets                                           May 1, 2002;

     o Remaining 33 1/3% interest in Trailblazer
         Pipeline Company                                 May 6, 2002;

     o Owensboro Gateway bulk terminal assets             September 1, 2002;

     o IC Terminal Holdings Company (St. Gabriel
          Terminal)                                       September 1, 2002; and

     o M.J. Rudolph bulk terminal assets                  January 1, 2003.

   The costs and methods of financing for each of these acquisitions are discussed under "Liquidity and Capital Resources - Capital Requirements for
Recent Transactions."

   We regularly seek opportunities to make additional strategic acquisitions, to expand existing businesses and to enter into related businesses. We periodically consider potential acquisition opportunities as they are identified, but we cannot assure you that we will be able to consummate any such acquisition. Our management anticipates that we will finance acquisitions by borrowings under our bank credit facilities or by issuing commercial paper, and subsequently reduce these short-term borrowings by issuing new long-term debt securities, common units and/or i-units to KMR.

   We are continuing to assess the effect of the terrorist attacks of September
11, 2001 on our businesses. In response to the attacks, we have increased security at our assets. We face the possibility that during 2003, property insurance carriers generally may terminate insurance coverage for incidents of sabotage and terrorism or only offer it at prices that we believe are excessive.
Recent federal legislation provides an insurance framework that should cause current insurers to continue to provide sabotage and terrorism coverage under standard property insurance policies. Nonetheless, there is no assurance that adequate sabotage and terrorism insurance will be available at reasonable rates throughout 2003. Currently, we do not believe that the increased cost associated with these measures will have a material effect on our operating results.

   If demand for the products that we handle were to significantly decrease, our shippers would decrease the volumes that they ship through our systems or that we handle and store for them, which could have a negative impact on our financial performance. As of December 31, 2002, we have not noticed a significant decrease in the volumes of product, other than jet fuel, that we are moving through our operations as a result of the September 11, 2001 attacks.
However, our deliveries of jet fuel showed steady improvement throughout 2002.

   In addition, recent federal legislation signed into law in December 2002 includes new guidelines for the U.S. DOT and pipeline companies in the areas of testing, education, training and communication. The Pipeline Safety Improvement
Act of 2002 provides a consistent set of guidelines for all operators to follow and requires the riskiest 50% of products pipelines and natural gas pipelines in the United States to be inspected within five years of the law's enactment. The pipeline risk ratings are based on numerous factors, including the population density in the geographic regions served by a particular pipeline, as well as the age and condition of the pipeline and its protective coating. The remaining
50% of the natural gas pipelines must be inspected within ten years of the law's enactment. The law requires pipelines to be re-evaluated every seven years thereafter. Compliance with this legislation will increase our operating expenses in the future.

   With respect to certain related party transactions, see Note 12 to the
Consolidated Financial Statements included elsewhere in this report.

Liquidity and Capital Resources

   The following table illustrates the sources of our invested capital.  In addition to our results of operations, these

                                       54

balances are affected by our financing activities as discussed below
(dollars in thousands):

                                                    December 31,
                                            ----------------------------------
                                               2002       2001        2000
                                            ---------  ---------   -----------
  Long-term debt, excluding market value
     of interest rate swaps...............  $3,659,533 $2,237,015  $1,255,453
  Minority interest.......................      42,033     65,236      58,169
  Partners' capital.......................   3,415,929  3,159,034   2,117,067
                                            ---------- ----------  -----------
    Total capitalization.................    7,117,495  5,461,285   3,430,689
  Short-term debt, less cash and cash
        equivalents......................     (41,088)    497,417     589,630
                                            ----------  ---------  -----------
    Total invested capital................  $7,076,407 $5,958,702  $4,020,319
                                            ========== ==========  ===========

  Capitalization:
    Long-term debt, excluding market value
      of interest rate swaps..............       51.4%      41.0%       36.6%
    Minority interest.....................        0.6%       1.2%        1.7%
    Partners' capital.....................       48.0%      57.8%       61.7%
                                            ----------- ---------  ----------
                                                100.0%     100.0%      100.0%
                                            =========== =========  ==========

  Invested Capital:
    Total debt, less cash and cash
      equivalents and excluding
      market value of interest
      rate swaps.........................        51.1%     45.9%        45.9%
    Partners' capital and minority
      interest...........................        48.9%     54.1%        54.1%
                                            ----------- --------  -----------
                                                100.0%    100.0%       100.0%
                                            =========== ========  ===========

   Summary of Off Balance Sheet Financing

   We have obligations with respect to other entities which are not consolidated in our financial statements as shown below (in millions):


                                                                                                  Our
                                                                                               Contingent
                       Investment      Our         Remaining       Total          Total         Share of
Entity                    Type         Interest    Ownership     Assets(4)         Debt       Entity Debt(5)
--------------------   ------------   ----------  ------------  --------------   ----------  ----------------

Cortez Pipeline         General         50%             (1)           $149          $256       $128 (2)
Company...............  Partner

Plantation  Pipe  Line  Common          51%         Exxon Mobil       $258          $178        $10
Company...............  Shareholder                 Corporation

Red Cedar Gas           General         49%         Southern Ute      $161           $55        $55
Gathering Company.....  Partner                     Indian Tribe

Nassau County,                                      Nassau County,
    Florida Ocean Highway                           Florida Ocean
    and Port Authority                              Highway and
    (3)................ N/A             N/A         Port Authority     N/A          N/A         $28



-------------

(1)The remaining general partner interests are owned by ExxonMobil Cortez
   Pipeline, Inc., an indirect wholly-owned subsidiary of Exxon Mobil
   Corporation and Cortez Vickers Pipeline Company, an indirect subsidiary of
   M.E. Zuckerman Energy Investors Incorporated.

(2)We are severally liable for our percentage ownership share of the Cortez
   Pipeline Company debt. Further, pursuant to a Throughput and Deficiency
   Agreement, the owners of Cortez Pipeline Company are required to contribute capital to Cortez in the event of a cash deficiency. The agreement contractually supports the financings of Cortez Capital Corporation, a wholly-owned subsidiary of Cortez Pipeline Company, by obligating the owners of Cortez Pipeline to fund cash deficiencies at Cortez Pipeline, including anticipated deficiencies and cash deficiencies relating to the repayment of principal and interest on the debt of Cortez Capital Corporation. Their respective parent or other companies further severally guarantee the obligations of the Cortez Pipeline owners under this agreement.

                                       55

(3)Relates to our Vopak terminal acquisition in July 2001. See Note 3 to the
   Consolidated Financial Statements.

(4) Principally property, plant and equipment.

(5)Represents the portion of the entity's debt that we may be responsible for if the entity can not satisfy the obligation.

   For the year ended December 31, 2002, our share of earnings, based on our ownership percentage, before income taxes and amortization of excess investment cost was $28.2 million from Cortez Pipeline Company, $26.4 million from
Plantation Pipe Line Company and $19.1 million from Red Cedar Gathering Company.
Additional information regarding these investments is included in Note 7 to the
Consolidated Financial Statements included elsewhere in this report.

   Summary of Certain Contractual Obligations


                                                        Amount of Commitment Expiration per Period
                                                -----------------------------------------------------------
                                                        Less than                             After 5
                                                Total     1 Year     2-3 Years    4-5 Years    Years
                                             --------- ----------  -------------  ---------   ---------
                                                                   (In thousands)
     Commercial paper outstanding.......     $  220,000  $220,000   $   --        $   --      $    --
     SFPP First Mortgage Notes..........         37,078    37,078       --            --           --
     Other debt borrowings..............      3,402,455     7,859    209,853       299,883     2,884,860
     Operating leases...................        123,990    18,747     28,334        21,364        55,545
     Other obligations..................          6,000       600      1,200         1,200         3,000
                                              ---------  --------  ----------     ---------   ----------
     Total.................................  $3,789,523  $284,284   $239,387      $322,447    $2,943,405
                                             ==========  ========   =========     =========   ==========



   Primary Cash Requirements

   Our primary cash requirements, in addition to normal operating expenses, are debt service, sustaining capital expenditures, expansion capital expenditures and quarterly distributions to our common unitholders, Class B unitholders and general partner. In addition to utilizing cash generated from operations, we could meet our cash requirements (other than distributions to our common unitholders, Class B unitholders and general partner) through borrowings under our credit facilities, issuing short-term commercial paper, long-term notes or additional common units or issuing additional i-units to KMR. In general, we expect to fund:

   o cash distributions and sustaining capital expenditures with existing cash and cash flows from operating activities;

   o expansion capital expenditures and working capital deficits with cash retained as a result of paying quarterly distributions on i-units in additional i-units, additional borrowings, the issuance of additional common units or the issuance of additional i-units to KMR;

   o interest payments from cash flows from operating activities; and

   o debt principal payments with additional borrowings as such debt principal payments become due or by the issuance of additional common units or the issuance of additional i-units to KMR.

   As a publicly traded limited partnership, our common units are attractive primarily to individual investors. Individual investors represent a small segment of the total equity capital market. We believe institutional investors prefer shares of KMR over our common units due to tax and other regulatory considerations. Thus, KMR makes purchases of i-units issued by us with the proceeds from the sale of KMR shares to institutions.

   The scheduled maturities of our outstanding debt, excluding market value of interest rate swaps, at December 31, 2002, are summarized as follows (in thousands):

                                       56
                                   2003...........     $264,937
                                   2004...........        5,018
                                   2005...........      204,836
                                   2006...........       45,019
                                   2007...........      254,863
                                   Thereafter.....    2,884,860
                                                     ----------
                                   Total..........   $3,659,533
                                                     ==========

   Of the $264.9 million scheduled to mature in 2003, we intend and have the ability to refinance the entire amount on a long-term basis under our existing credit facilities. Accordingly, this amount has been classified as long-term debt in our accompanying consolidated balance sheet at December 31, 2002.
Currently, we do not anticipate any liquidity problems.

   At December 31, 2002, our current commitments for sustaining capital expenditures were approximately $94.9 million. This amount has been committed primarily for the purchase of plant and equipment and is based on the payments we expect to need for our 2003 sustaining capital expenditure plan. All of our capital expenditures, with the exception of sustaining capital expenditures, are discretionary.

   In addition, during the first quarter of 2003, we will need approximately $3 million to complete our acquisitions of assets from M.J. Rudolph Corporation and
Stevedoring Services of America. The Rudolph acquisition includes long-term lease contracts used to operate four bulk terminal facilities at major ports along the East Coast and in the southeastern United States. The acquisition also includes the purchase of certain assets that provide stevedoring services at these locations. For more information, see Items 1 and 2 "Business and
Properties -- Recent Developments" and Note 3 to our Consolidated Financial
Statements. The purchase of assets from Stevedoring Services of America represents a barge-mounted floating crane that we currently lease at our bulk terminal facility in Port Sulphur, Louisiana. We expect to fund the completion of these investments with borrowings under our commercial paper program.

   Some of our customers are experiencing severe financial problems that have had a significant impact on their creditworthiness. We are working to implement, to the extent allowable under applicable laws and regulations, prepayments and other security requirements such as letters of credit to enhance our credit position relating to amounts owed from these customers. We cannot assure that one or more of our financially distressed customers will not default on their obligations to us or that such a default or defaults will not have a material adverse effect on our business, financial position or future results of operations.

   Operating Activities

   Net cash provided by operating activities was $869.7 million in 2002 versus
$581.2 million in 2001. The $288.5 million increase in 2002 resulted mainly from a $188.1 million increase in cash earnings, reflecting the strong performance and growth that occurred across our business portfolio during 2002. Also contributing to the overall increase in cash provided by operating activities was a $134.3 million increase relative to net changes in working capital items and a $8.9 million increase in the amount of distributions we received from our equity investments. The favorable working capital change was primarily the result of timing differences in the collection on and payments of our current accounts. The increase in equity distributions related to higher distributions from our 51% equity interest in Plantation Pipe Line Company and from our 50%
equity interest in Coyote Gas Treating, LLC. The year-to-year overall increase in operating cash flows was partially reduced by higher payments made in 2002 under certain settlement agreements, primarily tariff-related agreements between shippers and our Products Pipelines, and environmental settlement agreements.

   Investing Activities

   Net cash used in investing activities was $1,450.9 million for the year ended
December 31, 2002, compared to $1,818.9 million for the prior year. The $368.0 million decrease in funds utilized in investing activities was mainly attributable to higher expenditures made for strategic acquisitions in 2001.
Outlays for acquisition of assets, new businesses and investments totaled $910.3 million in 2002, versus $1,523.5 million in 2001.

                                       57

   Our expenditures in 2002 included:

   o $721.6 million for Kinder Morgan Tejas;

   o $80.1 million for the remaining 33 1/3% ownership interest in Trailblazer
     Pipeline Company and a contingent interest in Trailblazer from CIG
     Trailblazer Gas Company;

   o $29.9 million on December 31 for bulk terminal assets previously owned by M.J. Rudolph Corporation; and

   o $29.0 million for an additional 10% ownership interest in the Cochin
     Pipeline system, which was made effective December 31, 2001.

   Our expenditures in 2001 included:

   o $982.7 million for the acquisition of GATX Corporation's domestic pipelines and terminals business, including Kinder Morgan Liquids Terminals LLC,
     CALNEV Pipe Line LLC and Central Florida Pipeline LLC;

   o $359.1 million for KM Texas Pipeline, L.P.;

   o $44.8 million for liquids terminals acquired from an affiliate of
     Stolt-Nielsen, Inc.;

   o $43.6 million for bulk terminal LLC's acquired from Koninklijke Vopak N.V.;

   o $41.7 million for Pinney Dock & Transport LLC; and

   o $18.0 million for bulk and liquids terminal assets acquired from The
     Boswell Oil Company.

   We continue to invest significantly in strategic acquisitions in order to fuel future growth and increase unitholder value. Partially offsetting the overall decline in funds used in investing activities in 2002 compared to
2001was a $247.1 million increase in funds used for capital expenditures and a
$8.0 million increase in contributions to equity investments. Including expansion and maintenance projects, our capital expenditures were a record
$542.2 million in 2002. We spent $295.1 million for capital expenditures in
2001. The $247.1 million increase was primarily due to continued investment in our Natural Gas Pipelines, CO2 Pipelines and Terminals business segments. We continue to expand and grow our existing businesses and have current projects in place that will significantly add storage and throughput capacity to our terminaling, natural gas transmission and carbon dioxide flooding operations.
Our sustaining capital expenditures were $77.0 million for 2002, compared to
$56.1 million for 2001. The $8.0 million increase in investment contributions was due to higher investments made to the natural gas gathering operations of
Thunder Creek Gas Services, LLC and the carbon dioxide operations of MKM
Partners, L.P.

   Financing Activities

   Net cash provided by financing activities amounted to $559.5 million in 2002, compared to $1,241.2 million in 2001. This decrease of $681.7 million from the prior year was chiefly due to lower cash inflows from equity financing activities. In May 2001, we received $996.9 million as proceeds from our initial sale of 29,750,000 i-units to KMR. In August 2002, we raised $331.2 million from our sale of an additional 12,478,900 i-units to KMR. The overall decrease in funds provided by financing activities also resulted from a $108.9 million increase in distributions to our partners in 2002 versus 2001. Cash distributions to all partners, including KMI, increased to $582.1 million in
2002 compared to $473.2 million in 2001. The increase in distributions was due to:

   o an increase in the per unit cash distributions paid;

   o an increase in the number of units outstanding; and

   o an increase in the general partner incentive distributions, which resulted from both increased cash distributions per unit and an increase in the number of common units and i-units outstanding.


   The overall decrease in funds provided by financing activities was partly offset by a $105.6 million increase from overall debt financing activities.
During each of the years 2001 and 2002, we purchased the pipeline and terminal businesses we acquired primarily with borrowings under our commercial paper program. We then raised funds by completing public and private debt offerings of senior notes and by issuing additional i-units. We then used the proceeds from these debt and equity issuances to reduce our borrowings under our commercial paper program. In 2002, we closed a public offering of $750 million in principal amount of senior notes, completed a private placement of $750 million in principal amount of senior notes to qualified institutional buyers (we then exchanged these notes with substantially identical notes that are registered under the Securities Act of 1933 in the fourth quarter of 2002) and retired a maturing amount of $200 million in principal amount of senior notes. In comparison, in 2001, we closed a public offering of $1.0 billion in principal amount of senior notes.

   We paid distributions of $2.36 per unit in 2002 compared to $2.08 per unit in
2001. The 13% increase in paid distributions per unit resulted from favorable operating results in 2002.

   We also distributed 2,538,785 i-units in quarterly distributions during 2002 to KMR, our sole i-unitholder. In 2001, we distributed 886,361 i-units in quarterly distributions to KMR. The amount of i-units distributed in each quarter was based upon the amount of cash we distributed to the owners of our common and Class B units during that quarter of 2002 and 2001. For each outstanding i-unit that KMR held, a fraction of an i-unit was issued. The fraction was determined by dividing:

   o the cash amount distributed per common unit

by

   o the average of KMR's shares' closing market prices for the ten consecutive trading days preceding the date on which the shares began to trade ex-dividend under the rules of the New York Stock Exchange.

   Partnership Distributions

   Our partnership agreement requires that we distribute 100% of available cash, as defined in our partnership agreement, to our partners within 45 days following the end of each calendar quarter in accordance with their respective percentage interests. Available cash consists generally of all of our cash receipts, including cash received by our operating partnerships, less cash disbursements and net additions to reserves (including any reserves required under debt instruments for future principal and interest payments) and amounts payable to the former general partner of SFPP, L.P. in respect of its remaining
0.5% interest in SFPP.

   Our general partner is granted discretion by our partnership agreement, which discretion has been delegated to KMR, subject to the approval of our general partner in certain cases, to establish, maintain and adjust reserves for future operating expenses, debt service, maintenance capital expenditures, rate refunds and distributions for the next four quarters. These reserves are not restricted by magnitude, but only by type of future cash requirements with which they can be associated. When KMR determines our quarterly distributions, it considers current and expected reserve needs along with current and expected cash flows to identify the appropriate sustainable distribution level. For 2002, 2001 and
2000, we distributed 97.6%, 100% and 102%, of the total of cash receipts less cash disbursements, respectively (calculations assume that KMR unitholders received cash). The difference between these numbers and 100% reflects net additions to or reductions in reserves.

   Typically, our general partner and owners of our common units and Class B units receive distributions in cash, while KMR, the sole owner of our i-units, receives distributions in additional i-units. For each outstanding i-unit, a fraction of an i-unit will be issued. The fraction is calculated by dividing the amount of cash being distributed per common unit by the average closing price of
KMR's shares over the ten consecutive trading days preceding the date on which the shares begin to trade ex-dividend under the rules of the New York Stock
Exchange. The cash equivalent of distributions of i-units will be treated as if it had actually been distributed for purposes of determining the distributions to our general partner. We do not distribute cash to i-unit owners but retain the cash for use in our business.

                                       59

   Available cash is initially distributed 98% to our limited partners and 2% to our general partner. These distribution percentages are modified to provide for incentive distributions to be paid to our general partner in the event that quarterly distributions to unitholders exceed certain specified targets.

   Available cash for each quarter is distributed:

   o first, 98% to the owners of all classes of units pro rata and 2% to our general partner until the owners of all classes of units have received a total of $0.15125 per unit in cash or equivalent i-units for such quarter;

   o second, 85% of any available cash then remaining to the owners of all classes of units pro rata and 15% to our general partner until the owners of all classes of units have received a total of $0.17875 per unit in cash or equivalent i-units for such quarter;

   o third, 75% of any available cash then remaining to the owners of all classes of units pro rata and 25% to our general partner until the owners of all classes of units have received a total of $0.23375 per unit in cash or equivalent i-units for such quarter; and

   o fourth, 50% of any available cash then remaining to the owners of all classes of units pro rata, to owners of common units and Class B units in cash and to owners of i-units in the equivalent number of i-units, and 50%
     to our general partner.

   Incentive distributions are generally defined as all cash distributions paid to our general partner that are in excess of 2% of the aggregate value of cash and i-units being distributed. The general partner's incentive distribution that we declared for 2002 was $267.4 million, while the incentive distribution paid to our general partner during 2002 was $249.3 million. The difference between declared and paid distributions is due to the fact that the partnership distributions for the fourth quarter of each year are declared and paid in the first quarter of the following year.

   On February 14, 2003, we paid a quarterly distribution of $0.625 per unit for the fourth quarter of 2002. This distribution was 14% greater than the $0.55 distribution per unit we paid for the fourth quarter of 2001 and 6% greater than the $0.59 distribution per unit we paid for the first quarter of 2002. We paid this distribution in cash to our common unitholders and to our Class B unitholders. KMR, our sole i-unitholder, received additional i-units based on the $0.625 cash distribution per common unit.

   Debt and Credit Facilities

   Our debt and credit facilities as of December 31, 2002, consisted primarily of:

   o a $530 million unsecured 364-day credit facility due October 14, 2003;

   o a $445 million unsecured three-year credit facility due October 15, 2005;

   o $37.1 million of Series F First Mortgage Notes due December 2004 (our
      subsidiary, SFPP, L.P. is the obligor on the notes);

   o $200 million of 8.00% Senior Notes due March 15, 2005;

   o  $40 million of Plaquemines, Louisiana Port, Harbor, and Terminal District
      Revenue Bonds due March 15, 2006 (our 66 2/3% owned subsidiary,
      International Marine Terminals, is the obligor on the bonds);

   o $250 million of 5.35% Senior Notes due August 15, 2007;

   o  $30 million of 7.84% Senior Notes, with a final maturity of July 2008 (our subsidiary, Central Florida Pipe Line LLC, is the obligor on the notes);

   o $250 million of 6.30% Senior Notes due February 1, 2009;

                                       60

   o $250 million of 7.50% Senior Notes due November 1, 2010;

   o $700 million of 6.75% Senior Notes due March 15, 2011;

   o $450 million of 7.125% Senior Notes due March 15, 2012;

   o  $25 million of New Jersey Economic Development Revenue Refunding Bonds due
      January 15, 2018 (our subsidiary, Kinder Morgan Liquids Terminals LLC, is the obligor on the bonds);

   o  $87.9 million of Industrial Revenue Bonds with final maturities ranging from September 2019 to December 2024 (our subsidiary, Kinder Morgan
      Liquids Terminals LLC, is the obligor on the bonds);

   o  $23.7 million of tax-exempt bonds due 2024 (our subsidiary, Kinder Morgan
      Operating L.P. "B", is the obligor on the bonds);

   o $300 million of 7.40% Senior Notes due March 15, 2031;

   o $300 million of 7.75% Senior Notes due March 15, 2032;

   o $500 million of 7.30% Senior Notes due August 15, 2033; and

   o  a $975 million short-term commercial paper program (supported by our credit facilities, the amount available for borrowing under our credit facilities is reduced by our outstanding commercial paper borrowings).

   None of our debt or credit facilities are subject to payment acceleration as a result of any change to our credit ratings. However, the margin that we pay with respect to LIBOR based borrowings under our credit facilities is tied to our credit ratings.

   Our outstanding short-term debt at December 31, 2002, consisted of:

   o $220 million of commercial paper borrowings;

   o $37.1 million under the SFPP, L.P. 10.7% First Mortgage Notes;

   o $5 million under the Central Florida Pipeline LLC Notes; and

   o $2.8 million in other borrowings.

   We intend and have the ability to refinance our $264.9 million of short-term debt on a long-term basis under our unsecured long-term credit facility.
Accordingly, such amounts have been classified as long-term debt in our accompanying consolidated balance sheet. Currently, we do not anticipate any liquidity problems. The weighted average interest rate on all of our borrowings was approximately 5.015% during 2002 and 6.965% during 2001.

   Credit Facilities

   On December 31, 2000, we had two credit facilities, a $300 million unsecured five-year credit facility expiring on September 29, 2004, and a $600 million unsecured 364-day credit facility expiring on October 25, 2001. On December 31,
2000, the outstanding balance under our five-year credit facility was $207.6 million and the outstanding balance under our 364-day credit facility was $582 million.

   During the first quarter of 2001, we obtained a third unsecured credit facility, in the amount of $1.1 billion, expiring on December 31, 2001. The credit facility was used to support the increase in our commercial paper program to $1.7 billion for our acquisition of the GATX businesses. The terms of this credit facility were substantially similar to the terms of the other two facilities. Upon issuance of additional senior notes on March 12, 2001, this short-term credit facility was reduced to $500 million. During the second quarter of 2001, we terminated this $500 million credit facility, which was scheduled to expire on December 31, 2001. On October 25, 2001, our

                                       61

364-day credit facility expired and we obtained a new $750 million unsecured
364-day credit facility expiring on October 23, 2002. The terms of this credit facility were substantially similar to the terms of the expired facility. There were no borrowings under either credit facility at December 31, 2001.

   On February 21, 2002, we obtained a third unsecured 364-day credit facility, in the amount of $750 million, expiring on February 20, 2003. The credit facility was used to support the increase in our commercial paper program to
$1.8 billion for our acquisition of Tejas Gas, LLC, and the terms of this credit facility were substantially similar to the terms of our other two credit facilities. Upon issuance of additional senior notes in March 2002, this short-term credit facility was reduced to $200 million.

   In August 2002, upon the completion of our i-unit equity sale, we terminated, under the terms of the agreement, our $200 million unsecured 364-day credit facility that was due February 20, 2003. On October 16, 2002, we successfully renegotiated our bank credit facilities by replacing our $750 million unsecured
364-day credit facility due October 23, 2002 and our $300 million unsecured five-year credit facility due September 29, 2004 with two new credit facilities.
Our current facilities include:

   o a $530 million  unsecured  364-day credit  facility due October 14, 2003;
     and

   o a $445 million unsecured three-year credit facility due October 15, 2005.

   Our credit facilities are with a syndicate of financial institutions.
Wachovia Bank, National Association is the administrative agent under both credit facilities. The terms of our two credit facilities are substantially similar to the terms of our previous credit facilities. Interest on the two credit facilities accrues at our option at a floating rate equal to either:

   o the administrative agent's base rate (but not less than the Federal Funds
     Rate, plus 0.5%); or

   o LIBOR, plus a margin, which varies depending upon the credit rating of our long-term senior unsecured debt.

   Our credit facilities include the following restrictive covenants as of
December 31, 2002:

   o requirements to maintain certain financial ratios:

     o  total debt divided by earnings before interest, income taxes, depreciation and amortization for the preceding four quarters may not exceed 5.0;

     o  total indebtedness of all consolidated subsidiaries shall at no time exceed 15% of consolidated indebtedness;

     o tangible net worth as of the last day of any fiscal quarter shall not be less than $2,100,000,000; and

     o consolidated indebtedness shall at no time exceed 62.5% of total capitalization;

   o limitations on entering into mergers, consolidations and sales of assets;

   o limitations on granting liens; and

   o prohibitions on making any distribution to holders of units if an event of default exists or would exist upon making such distribution.

   There were no borrowings under either credit facility at December 31, 2002.
The amount available for borrowing under our credit facilities is reduced by:

   o a $23.7 million letter of credit that supports Kinder Morgan Operating
     L.P. "B"'s tax-exempt bonds;

   o a $28 million letter of credit entered into on December 23, 2002 that supports Nassau County, Florida Ocean Highway and Port Authority tax exempt bonds (associated with the operations of our bulk terminal facility
                                       62


     located at Fernandina Beach, Florida); and

   o our outstanding commercial paper borrowings.

   Our new three-year credit facility also permits us to obtain bids for fixed rate loans from members of the lending syndicate.

   Senior Notes

   From time to time we issue long-term debt securities. All of our long-term debt securities issued to date, other than those issued under our revolving credit facilities, generally have the same terms except for interest rates, maturity dates and prepayment restrictions. All of our outstanding debt securities are unsecured obligations that rank equally with all of our other senior debt obligations. Our outstanding long-term debt securities as of
December 31, 2002, consist of the following:

   o $250 million in principal amount of 6.3% senior notes due February 1, 2009.
     These notes were issued on January 29, 1999. In the offering, we received proceeds, net of underwriting discounts and commissions, of approximately
     $248 million. We used the proceeds to pay the outstanding balance on our credit facility and for working capital and other partnership purposes;

   o $200 million of 8.0% notes due March 15, 2005. These notes were issued on
     March 22, 2000. In the offering, we received proceeds, net of underwriting discounts and commissions of approximately $197.9 million. We used the proceeds to reduce outstanding commercial paper;

   o $250 million of 7.5% notes due November 1, 2010. These notes were issued on
     November 8, 2000. The proceeds from this offering, net of underwriting discounts, were $246.8 million. These proceeds were used to reduce our outstanding commercial paper;

   o $700 million of 6.75% notes due March 15, 2011 and $300 million of 7.40%
     notes due March 15, 2031. These notes were issued March 12, 2001. In the offering, we received proceeds, net of underwriting discounts and commissions of approximately $990.0 million. We used the proceeds to pay for our acquisition of Pinney Dock & Transport LLC and to reduce our outstanding balance on our credit facilities and commercial paper borrowings;

   o $450 million of 7.125% notes due March 15, 2012 and $300 million of 7.75%
     notes due March 15, 2032. These notes were issued March 14, 2002. In the offering, we received proceeds, net of underwriting discounts and commissions of approximately $740.9 million. We used the proceeds to reduce our outstanding balance on our commercial paper borrowings; and

   o $500 million of 7.30% notes due August 15, 2033 and $250 million of 5.35%
     notes due August 15, 2007. These notes were issued August 23, 2002. In the offering, we received proceeds, net of underwriting discounts and commissions of approximately $743.0 million. We used the proceeds to reduce our outstanding balance on our commercial paper borrowings.

   The fixed rate notes provide that we may redeem the notes at any time at a price equal to 100% of the principal amount of the notes plus accrued interest to the redemption date plus a make-whole premium.

   On March 22, 2002, we paid $200 million to retire the principal amount of our
Floating Rate senior notes that matured on that date. We borrowed the necessary funds under our commercial paper program.

   At December 31, 2002, our unamortized liability balance due on the various series of our senior notes was as follows (in millions):

                                       63

       8.0% senior notes due March 15, 2005              $   199.8
       5.35% senior notes due August 15, 2007                249.8
       6.3% senior notes due February 1, 2009                249.5
       7.5% senior notes due November 1, 2010                248.8
       6.75% senior notes due March 15, 2011                 698.3
       7.125% senior notes due March 15, 2012                448.1
       7.4% senior notes due March 15, 2031                  299.3
       7.75% senior notes due March 15, 2032                 298.5
       7.3% senior notes due August 15, 2033                 499.0
                                                        ----------
              Total                                     $  3,191.1
                                                        ==========

   Commercial Paper Program

   On December 31, 2000, our commercial paper program provided for the issuance of up to $600 million of commercial paper. On that date, we had $52 million of commercial paper outstanding with an interest rate of 7.02%. During the first quarter of 2001, we increased our commercial paper program to provide for the issuance of an additional $1.1 billion of commercial paper. We entered into a
$1.1 billion unsecured 364-day credit facility to support this increase in our commercial paper program, and we used the program's increase in available funds to close on the GATX acquisition.

   In May 2001, KMR issued 2,975,000 of its shares representing limited liability company interests to KMI and 26,775,000 of its shares representing limited liability company interests with limited voting rights to the public in an initial public offering. Its shares were issued at a price of $35.21 per share, less commissions and underwriting expenses, and it used substantially all of the net proceeds from that offering to purchase i-units from us. After commissions and underwriting expenses, we received net proceeds of approximately
$996.9 million for the issuance of 29,750,000 i-units to KMR. We used the proceeds from the i-unit issuance to reduce the borrowings under our commercial paper program.

    Also during the second quarter of 2001, after the issuance of additional senior notes on March 12, 2001 and the issuance of i-units in May 2001, we decreased our commercial paper program back to $600 million. On October 17,
2001, we increased our commercial paper program to $900 million. As of December
31, 2001, we had $590.5 million of commercial paper outstanding with an interest rate of 2.6585%.

   On February 21, 2002, our commercial paper program increased to provide for the issuance of up to $1.8 billion of commercial paper. We entered into a $750 million unsecured 364-day credit facility to support this increase in our commercial paper program, and we used the program's increase in available funds to close on the Tejas acquisition. After the issuance of additional senior notes on March 14, 2002, we reduced our commercial paper program to $1.25 billion.

   On August 6, 2002, KMR issued in a public offering, an additional 12,478,900 of its shares, including 478,900 shares upon exercise by the underwriters of an over-allotment option, at a price of $27.50 per share, less commissions and underwriting expenses. The net proceeds from the offering were used to buy
i-units from us. After commissions and underwriting expenses, we received net proceeds of approximately $331.2 million for the issuance of 12,478,900 i-units.
We used the proceeds from the i-unit issuance to reduce the borrowings under our commercial paper program and, in conjunction with our issuance of additional
i-units and as previously agreed upon under the terms of our credit facilities, we reduced our commercial paper program to provide for the issuance of up to
$975 million of commercial paper as of December 31, 2002. On December 31, 2002, we had $220.0 million of commercial paper outstanding with an average interest rate of 1.58%.

   The borrowings under our commercial paper program were used to finance acquisitions made during 2001 and 2002. The borrowings under our commercial paper program reduce the borrowings allowed under our credit facilities.

   SFPP, L.P. Debt

   At December 31, 2002, the outstanding balance under SFPP, L.P.'s Series F notes was $37.1 million. The annual interest rate on the Series F notes is
10.70%, the maturity is December 2004, and interest is payable semiannually in

                                       64

June and December. We repaid $31.5 million and $29.5 million in 1999 and
2000, respectively, under the Series F notes prior to maturity as a result of
SFPP, L.P. taking advantage of certain optional prepayment provisions without penalty. We expect to pay the remaining $37.1 million balance in December 2003.
Additionally, the Series F notes may be prepaid in full or in part at a price equal to par plus, in certain circumstances, a premium. We agreed as part of the acquisition of SFPP, L.P.'s operations (which constitute a significant portion of our Pacific operations) not to take actions with respect to $190 million of
SFPP, L.P.'s debt that would cause adverse tax consequences for the prior general partner of SFPP, L.P. The Series F notes are collateralized by mortgages on substantially all of the properties of SFPP, L.P. The Series F notes contain certain covenants limiting the amount of additional debt or equity that may be issued by SFPP, L.P. and limiting the amount of cash distributions, investments, and property dispositions by SFPP, L.P. We do not believe that these restrictions will materially affect distributions to our partners.

   Kinder Morgan Liquids Terminals LLC Debt

   Effective January 1, 2001, we acquired Kinder Morgan Liquids Terminals LLC.
As part of our purchase price, we assumed debt of $87.9 million, consisting of five series of Industrial Revenue Bonds. The bonds consist of the following:

   o 4.1 million of 7.30% New Jersey Industrial Revenue Bonds due September
     1, 2019;

   o $59.5 million of 6.95% Texas Industrial Revenue Bonds due February 1,
     2022;

   o $7.4 million of 6.65% New Jersey Industrial Revenue Bonds due September
     1, 2022;

   o $13.3 million of 7.00% Louisiana Industrial Revenue Bonds due March 1,
     2023; and

   o $3.6 million of 6.625% Texas Industrial Revenue Bonds due February 1, 2024.

   In November 2001, we acquired a liquids terminal in Perth Amboy, New Jersey from Stolthaven Perth Amboy Inc. and Stolt-Nielsen Transportation Group, Ltd. As
part of our purchase price, we assumed $25.0 million of Economic Development
Revenue Refunding Bonds issued by the New Jersey Economic Development Authority.
These bonds have a maturity date of January 15, 2018. Interest on these bonds is computed on the basis of a year of 365 or 366 days, as applicable, for the actual number of days elapsed during Commercial Paper, Daily or Weekly Rate
Periods and on the basis of a 360-day year consisting of twelve 30-day months during a Term Rate Period. As of December 31, 2002, the interest rate was 1.05%.
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
The Senior Notes have a fixed annual interest rate of 7.84% with repayments in annual installments of $5 million beginning July 23, 2001. The final payment is due July 23, 2008. Interest is payable semiannually on January 1 and July 23 of each year. At December 31, 2002, Central Florida's outstanding balance under the
Senior Notes was $30.0 million.

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

                                       65

   Trailblazer Pipeline Company Debt

   At December 31, 2000, Trailblazer Pipeline Company had a $10 million borrowing under an intercompany account payable in favor of KMI. In January
2001, Trailblazer Pipeline Company entered into a 364-day revolving credit agreement with Credit Lyonnais New York Branch, providing for loans up to $10 million. The borrowings were used to pay the account payable to KMI. The agreement was to expire on December 27, 2001, and provided for an interest rate of LIBOR plus 0.875%. Pursuant to the terms of the revolving credit agreement with Credit Lyonnais New York Branch, Trailblazer Pipeline Company partnership distributions were restricted by certain financial covenants.

   On June 26, 2001, Trailblazer Pipeline Company prepaid the balance outstanding under its Senior Secured Notes using a new two-year unsecured revolving credit facility with a bank syndication. The new facility, as amended
August 24, 2001, provided for loans of up to $85.2 million and had a maturity date of June 29, 2003. The agreement provided for an interest rate of LIBOR plus a margin as determined by certain financial ratios. Pursuant to the terms of the revolving credit facility, Trailblazer Pipeline Company partnership distributions were restricted by certain financial covenants. On June 29, 2001,
Trailblazer Pipeline Company paid the $10 million outstanding balance under its
364-day revolving credit agreement and terminated that agreement. At December
31, 2001, the outstanding balance under Trailblazer Pipeline Company's two-year revolving credit facility was $55.0 million, with a weighted average interest rate of 2.875%, which reflects three-month LIBOR plus a margin of 0.875%. In
July 2002, we paid the $31.0 million outstanding balance under Trailblazer's revolving credit facility and terminated the facility.

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

   Kinder Morgan Operating L.P. "B" Debt

   The $23.7 million principal amount of tax-exempt bonds due 2024 were issued by the Jackson-Union Counties Regional Port District. These bonds bear interest at a weekly floating market rate. During 2002, the weighted-average interest rate on these bonds was 1.39% per annum, and at December 31, 2002, the interest rate was 1.59%. We have an outstanding letter of credit issued under our credit facilities that supports our tax-exempt bonds. The letter of credit reduces the amount available for borrowing under our credit facilities.

   International Marine Terminals Debt

   As of February 1, 2002, we owned a 66 2/3% interest in International Marine
Terminals partnership. The principal assets owned by IMT are dock and wharf facilities financed by the Plaquemines Port, Harbor and Terminal District
(Louisiana) $40,000,000 Adjustable Rate Annual Tender Port Facilities Revenue
Refunding Bonds (International Marine Terminals Project) Series 1984A and 1984B.
The bonds mature on March 15, 2006. The bonds are backed by two letters of credit issued by KBC Bank N.V. On March 19, 2002, an Amended and Restated Letter
of Credit Reimbursement Agreement relating to the letters of credit in the amount of $45.5 million was entered into by IMT and KBC Bank. In connection with that agreement, we agreed to guarantee the obligations of IMT in proportion to our ownership interest. Our obligation is approximately $30.3 million for principal, plus interest and other fees.

                                       66

   Cortez Pipeline Company Debt

   Pursuant to a certain Throughput and Deficiency Agreement, the owners of
Cortez Pipeline Company (Kinder Morgan CO2 Company, L.P. - 50% owner; a subsidiary of Exxon Mobil Corporation - 37% owner; and Cortez Vickers Pipeline
Company - 13% owner) are required, on a percentage ownership basis, to contribute capital to Cortez Pipeline Company in the event of a cash deficiency.
The Throughput and Deficiency Agreement contractually supports the borrowings of
Cortez Capital Corporation, a wholly-owned subsidiary of Cortez Pipeline
Company, by obligating the owners of Cortez Pipeline Company to fund cash deficiencies at Cortez Pipeline Company, including cash deficiencies relating to the repayment of principal and interest on borrowings by Cortez Capital
Corporation. Parent companies of the respective Cortez Pipeline Company owners further severally guarantee, on a percentage basis, the obligations of the
Cortez Pipeline Company owners under the Throughput and Deficiency Agreement.

   Due to our indirect ownership of Cortez Pipeline Company through Kinder
Morgan CO2 Company, L.P., we severally guarantee 50% of the debt of Cortez
Capital Corporation. Shell Oil Company shares our guaranty obligations jointly and severally through December 31, 2006 for Cortez Capital Corporation's debt programs in place as of April 1, 2000.

   At December 31, 2002, the debt facilities of Cortez Capital Corporation consisted of:

   o $115.7 million of Series D notes due May 15, 2013;

   o a $175 million short-term commercial paper program; and

   o a $175 million committed revolving credit facility due December 26, 2003
     (to support the above-mentioned $175 million commercial paper program).

   At December 31, 2002, Cortez Capital Corporation had $140.6 million of commercial paper outstanding with an interest rate of 1.39%, the average interest rate on the Series D notes was 6.9322% and there were no borrowings under the credit facility.

   Capital Requirements for Recent Transactions

   During 2002, our cash outlays for the acquisitions of assets and equity investments totaled $910.3 million. We utilized our short-term credit facilities to fund these acquisitions and then reduced our short-term borrowings with the proceeds from our August 2002 issuance of i-units and our March and August 2002 issuances of long-term senior notes. We intend to refinance the remainder of our current short-term debt and any additional short-term debt incurred during 2003 through a combination of long-term debt, equity and the issuance of additional commercial paper to replace maturing commercial paper borrowings.

   Cochin Pipeline. Effective December 31, 2001, we acquired an additional 10%
ownership interest in the Cochin Pipeline system for approximately $29.0 million in cash. We made the payment in January 2002 and we borrowed the necessary funds under our commercial paper program.

   Kinder Morgan Materials Services LLC. Effective January 1, 2002, we acquired
Kinder Morgan Materials Services LLC, formerly Laser Materials Services LLC, for approximately $12.2 million in aggregate consideration, consisting of $8.9 million in cash, $0.4 million in assumed debt and $2.9 million in assumed liabilities. We borrowed the necessary funds under our commercial paper program.

   International Marine Terminals. Effective January 1, 2002, we acquired 33
1/3% of International Marine Terminals, and effective February 1, 2002, we acquired an additional 33 1/3% ownership interest. For the two interests combined, our purchase price totaled approximately $40.5 million, consisting of
$40.0 million in assumed debt, $4.3 million in assumed liabilities and an offset of $3.8 million for cash received.

                                       67

   Kinder Morgan Tejas. Effective January 31, 2002, we acquired Tejas Gas, LLC for approximately $881.5 million in aggregate consideration, consisting of
$727.1 million in cash and $154.4 million in assumed liabilities. We borrowed the necessary funds under our commercial paper program.

   Milwaukee Bagging Operations. Effective May 1, 2002, we acquired certain bulk terminal assets for approximately $8.5 million in cash. We borrowed the necessary funds under our commercial paper program.

   Trailblazer Pipeline Company. Effective May 6, 2002, we acquired the remaining 33 1/3% of Trailblazer Pipeline Company that we did not already own for approximately $80.1 million in cash. We borrowed the necessary funds under our commercial paper program.

   Owensboro Gateway Terminal. Effective September 1, 2002, we acquired certain bulk and terminal assets from Lanham River Terminal, LLC for approximately $7.7 million in aggregate consideration, consisting of $7.2 million in cash and $0.5 million in a short-term liability. We borrowed the necessary funds under our commercial paper program.

   IC Terminal Holdings Company (St. Gabriel Terminal). Effective September 1,
2002, we acquired all of the shares of the capital stock of IC Terminal Holdings
Company from the Canadian National Railroad for approximately $17.8 million in aggregate consideration, consisting of $17.6 million in cash and $0.2 million in assumed liabilities. We borrowed the necessary funds under our commercial paper program.

   M.J. Rudolph. Effective January 1, 2003, we acquired certain bulk terminal assets from M.J Rudolph Corporation for approximately $31.3 million in cash. We paid $29.9 million on December 31, 2002 and we borrowed the necessary funds under our commercial paper program.

New Accounting Pronouncements

   On January 1, 2003, we adopted Statement of Financial Accounting Standards
No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires companies to record a liability relating to the retirement and removal of assets used in their business. The liability is initially recorded at its fair value, and the relative asset value is increased by the same amount. Over the life of the asset, the liability will be accreted to its future value and eventually extinguished when the asset is taken out of service. The provisions of this statement are effective for fiscal years beginning after June 15, 2002. With respect to our Natural Gas Pipelines and Products Pipelines business segments, we have certain surface facilities that are required to be dismantled and removed, with certain site reclamation to be performed. While, in general, our right-of-way agreements do no require us to remove pipe or otherwise perform remediation upon taking the pipeline permanently out of service, some right-of-way agreements do provide for these actions. With respect to our CO2
Pipelines business segment, we generally are required to plug our oil production wells when removed from service and we anticipate recording a liability for such obligation. Our Terminals business segment has entered into certain facility leases which require removal of improvements upon expiration of the lease term.
We anticipate recording a liability for such obligation. For the Natural Gas
Pipelines and Products Pipelines business segments, we expect that we will be unable to reasonably estimate and record liabilities for the majority of our obligations that fall under the provisions of this statement because we cannot reasonably estimate when such obligations would be settled. For the CO2
Pipelines and Terminals business segments, the effect of adopting SFAS No. 143 is not material to the consolidated financial statements.

   In April 2002, the Financial Accounting Standards Board issued SFAS No. 145,
"Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement
No. 13, and Technical Corrections." This Statement eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classification. In addition, SFAS No. 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sale-leaseback accounting rules. This Statement also contains other nonsubstantive corrections to authoritative accounting literature. The changes related to debt extinguishment will be effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting will be effective for transactions occurring after May 15,

                                       68

2002. Adoption of this Statement will not have any immediate effect on our consolidated financial statements. We will apply this guidance prospectively.

   In June 2002, the Financial Accounting Standards Board issued SFAS No. 146,
"Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force
Issue No. 94-3. We will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of the company's commitment to an exit plan.
SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

   In November 2002, the Financial Accounting Standards Board issued
Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for
Guarantees, Including Indirect Guarantees of Indebtedness of Others". This
interpretation of Financial Accounting Standards Board Statements No. 5, 57 and
107, and rescission of Financial Accounting Standards Board Interpretation No.
34 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This interpretation incorporates, without change, the guidance in Financial Accounting Standards Board Interpretation No.
34, "Disclosure of Indirect Guarantees of Indebtedness of Others", which is being superceded. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in this interpretation are effective for financial statements of interim or annual periods after December 15, 2002. The interpretive guidance incorporated from
Interpretation No. 34 continues to be required for financial statements for fiscal years ending after June 15, 1981.

   In December 2002, the Financial Accounting Standards Board issued SFAS No.
148, "Accounting for Stock-Based Compensation - Transition and Disclosure". This
amendment to SFAS No. 123, "Accounting for Stock-Based Compensation", provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of this statement are effective for financial statements of interim or annual periods after December 15, 2002. Early application of the disclosure provisions is encouraged, and earlier application of the transition provisions is permitted, provided that financial statements for the 2002 fiscal year have not been issued as of the date the statement was issued.

Information Regarding Forward-Looking Statements

   This filing includes forward-looking statements. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. They use words such as "anticipate," "believe,"
"intend," "plan," "projection," "forecast," "strategy," "position," "continue,"
"estimate," "expect," "may," "will," or the negative of those terms or other variations of them or comparable terminology. In particular, statements, express or implied, concerning future actions, conditions or events, future operating results or the ability to generate sales, income or cash flow or to make distributions are forward-looking statements. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions.
Future actions, conditions or events and future results of operations may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results are beyond our ability to control or predict. Specific factors which could cause actual results to differ from those in the forward-looking statements include:

   o price trends and overall demand for natural gas liquids, refined petroleum products, oil, carbon dioxide, natural gas, coal and other bulk materials and chemicals in the United States;

   o economic activity, weather, alternative energy sources, conservation and technological advances that may affect price trends and demand;

                                       69

   o changes in our tariff rates implemented by the Federal Energy Regulatory
     Commission or the California Public Utilities Commission;

   o our ability to integrate any acquired operations into our existing operations;

   o our ability to acquire new businesses and assets and to make expansions to our facilities;

   o difficulties or delays experienced by railroads, barges, trucks, ships or pipelines in delivering products to our terminals or pipelines;

   o our ability to successfully identify and close acquisitions and make cost-saving changes in operations;

   o shut-downs or cutbacks at major refineries, petrochemical or chemical plants, ports, utilities, military bases or other businesses that use or supply our services;

   o changes in laws or regulations, third party relations and approvals, decisions of courts, regulators and governmental bodies may adversely affect our business or our ability to compete;

   o our ability to offer and sell equity securities and debt securities or obtain debt financing in sufficient amounts to implement that portion of our business plan that contemplates growth through acquisitions of operating businesses and assets and expansions of our facilities;

   o our indebtedness could make us vulnerable to general adverse economic and industry conditions, limit our ability to borrow additional funds and/or place us at competitive disadvantages compared to our competitors that have less debt or have other adverse consequences;

   o interruptions of electric power supply to our facilities due to natural disasters, power shortages, strikes, riots, terrorism, war or other causes;

   o acts of sabotage, terrorism or other similar acts causing damage greater than our insurance coverage limits;

   o the condition of the capital markets and equity markets in the United
     States;

   o the political and economic stability of the oil producing nations of the world;

   o national, international, regional and local economic, competitive and regulatory conditions and developments;

   o the ability to achieve cost savings and revenue growth;

   o rates of inflation;

   o interest rates;

   o the pace of deregulation of retail natural gas and electricity;

   o the timing and extent of changes in commodity prices for oil, natural gas, electricity and certain agricultural products; and

   o the timing and success of business development efforts.

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

                                       70

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

   Generally, our market risk sensitive instruments and positions are characterized as "other than trading." Our exposure to market risk as discussed below includes forward-looking statements and represents an estimate of possible changes in fair value or future earnings that would occur assuming hypothetical future movements in interest rates or commodity prices. Our views on market risk are not necessarily indicative of actual results that may occur and do not represent the maximum possible gains and losses that may occur, since actual gains and losses will differ from those estimated, based on actual fluctuations in interest rates or commodity prices and the timing of transactions.

Energy Financial Instruments

   We use energy financial instruments to reduce our risks associated with changes in the market price of natural gas, natural gas liquids, crude oil and carbon dioxide. For a complete discussion of our risk management activities, see
Note 14 to the Consolidated Financial Statements included elsewhere in this report.

   To minimize the risks associated with changes in the market price of natural gas, natural gas liquids, crude oil and carbon dioxide, we use certain financial instruments for hedging purposes. These instruments include energy products traded on the New York Mercantile Exchange and over-the-counter markets including, but not limited to, futures and options contracts, fixed-price swaps and basis swaps.

   During the fourth quarter of 2001, we determined that Enron Corp. was no longer likely to honor the obligations it had to us in conjunction with derivatives we were accounting for as hedges under Statement of Financial
Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging
Activities". Upon making that determination, we:

   o ceased to account for those derivatives as hedges;

   o entered into new derivative transactions on substantially similar terms with other counterparties to replace our positions with Enron;

   o designated the replacement derivative positions as hedges of the exposures that had been hedged with the Enron positions; and

   o recognized a $6.0 million loss (included with General and administrative expenses in the accompanying Consolidated Statement of Income for 2001) in recognition of the fact that it was unlikely that we would be paid the amounts then owed under the contracts with Enron.

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

                                                      Credit Rating
                   J. Aron & Company / Goldman Sachs      A+
                   Morgan Stanley..................       A+
                   Deutsche Bank...................       AA-

   Pursuant to our management's approved policy, we are to engage in these activities only as a hedging mechanism against price volatility associated with:

                                       71

   o pre-existing or anticipated physical natural gas, natural gas liquids, crude oil and carbon dioxide sales;

   o natural gas purchases; and

   o system use and storage.

   Our risk management activities are only used in order to protect our profit margins and our risk management policies prohibit us from engaging in speculative trading. Commodity-related activities of our risk management group are monitored by our Risk Management Committee, which is charged with the review and enforcement of our management's risk management policy.

   Through December 31, 2000, gains and losses on hedging positions were deferred and recognized as cost of sales in the periods in which the underlying physical transactions occurred. On January 1, 2001, we began accounting for derivative instruments under Statement of Financial Accounting Standards No.
133, "Accounting for Derivative Instruments and Hedging Activities" (after amendment by SFAS No. 137 and SFAS No. 138). As discussed above, our principal use of derivative financial instruments is to mitigate the market price risk associated with anticipated transactions for the purchase and sale of natural gas, natural gas liquids, crude oil and carbon dioxide. SFAS No. 133 allows these transactions to continue to be treated as hedges for accounting purposes, although the changes in the market value of these instruments will affect comprehensive income in the period in which they occur and any ineffectiveness in the risk mitigation performance of the hedge will affect net income currently. The change in the market value of these instruments representing effective hedge operation will continue to affect net income in the period in which the associated physical transactions are consummated. Our adoption of SFAS
No. 133 has resulted in $45.3 million of deferred net loss being reported as
Accumulated other comprehensive income in the accompanying Balance Sheet at
December 31, 2002, and $63.8 million of deferred net gain being reported as
Accumulated other comprehensive income in the accompanying Balance Sheet at
December 31, 2001.

   We measure the risk of price changes in the natural gas, natural gas liquids, crude oil and carbon dioxide markets utilizing a Value-at-Risk model.
Value-at-Risk is a statistical measure of how much the mark-to-market value of a portfolio could change during a period of time, within a certain level of statistical confidence. We utilize a closed form model to evaluate risk on a daily basis. The Value-at-Risk computations utilize a confidence level of 97.7%
for the resultant price movement and a holding period of one day chosen for the calculation. The confidence level used means that there is a 97.7% probability that the mark-to-market losses for a single day will not exceed the
Value-at-Risk number presented. Financial instruments evaluated by the model include commodity futures and options contracts, fixed price swaps, basis swaps and over-the-counter options. For each of the years ended December 31, 2002 and
2001, Value-at-Risk reached a high of $12.8 million and $19.9 million, respectively, and a low of $11.6 million and $12.8 million, respectively.
Value-at-Risk at December 31, 2002, was $12.8 million and averaged $11.9 million for 2002. Value-at-Risk at December 31, 2001, was $14.6 million and averaged
$16.7 million for 2001.

   Our calculated Value-at-Risk exposure represents an estimate of the reasonably possible net losses that would be recognized on our portfolio of derivatives assuming hypothetical movements in future market rates, and is not necessarily indicative of actual results that may occur. It does not represent the maximum possible loss or any expected loss that may occur, since actual future gains and losses will differ from those estimated. Actual gains and losses may differ from estimates due to actual fluctuations in market rates, operating exposures and the timing thereof, as well as changes in our portfolio of derivatives during the year. In addition, as discussed preceding, we enter into these derivatives solely for the purpose of mitigating the risks that accompany certain of our business activities and, therefore, the change in the market value of our portfolio of derivatives is, with the exception of a minor amount of hedging inefficiency, offset by changes in the value of the underlying physical transactions.

Interest Rate Risk

   The market risk inherent in our debt instruments and positions is the potential change arising from increases or decreases in interest rates as discussed below.

                                       72

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

   As of December 31, 2002 and 2001, the carrying values of our long-term fixed rate debt were approximately $3,346.1 million and $1,900.6 million, respectively, compared to fair values of $4,161.6 million and $2,197.9 million, respectively. The increase in the excess of fair value over carrying value is primarily due to the decrease in interest rates during 2002. Fair values were determined using quoted market prices, where applicable, or future cash flow discounted at market rates for similar types of borrowing arrangements. A hypothetical 10% change in the average interest rates applicable to such debt for 2002 and 2001, respectively, would result in changes of approximately $195.1 million and $77.4 million, respectively, in the fair values of these instruments.

   The carrying value and fair value of our variable rate debt, including associated accrued interest and excluding market value of interest rate swaps, was $293.4 million as of December 31, 2002 and $890.9 million as of December 31,
2001. Fair value was determined using future cash flows discounted based on market rates for similar types of borrowing arrangements. A hypothetical 10%
change in the average interest rate applicable to this debt would result in a change of approximately $1.6 million and $6.2 million in our 2002 and 2001 annualized pre-tax earnings, respectively.

   As of December 31, 2002, we were party to interest rate swap agreements with a notional principal amount of $1.95 billion for the purpose of hedging the interest rate risk associated with our fixed and variable rate debt obligations.
A hypothetical 10% change in the average interest rates related to these swaps would not have a material effect on our annual pre-tax earnings in 2002 or 2001.
We monitor our mix of fixed rate and variable rate debt obligations in light of changing market conditions and from time to time may alter that mix by, for example, refinancing balances outstanding under our variable rate debt with fixed rate debt (or vice versa) or by entering into interest rate swaps or other interest rate hedging agreements.

   As of December 31, 2002, our cash and investment portfolio did not include fixed-income securities. Due to the short-term nature of our investment portfolio, a hypothetical 10% increase in interest rates would not have a material effect on the fair market value of our portfolio. Since we have the ability to liquidate this portfolio, we do not expect our operating results or cash flows to be materially affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.

Item 8.  Financial Statements and Supplementary Data.

   The information required in this Item 8 is included in this report as set forth in the "Index to Financial Statements" on page 89.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
Financial Disclosure.

   None.

                                       73

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

Directors and Executive Officers of our General Partner and the Delegate

   Set forth below is certain information concerning the directors and executive officers of our general partner and KMR as the delegate of our general partner.
All directors of our general partner are elected annually by, and may be removed by, Kinder Morgan (Delaware), Inc. as its sole shareholder, and all directors of the delegate are elected annually by, and may be removed by, our general partner as the sole holder of the delegate's voting shares. Kinder Morgan (Delaware),
Inc. is a wholly owned subsidiary of KMI. All officers of the general partner and the delegate serve at the discretion of the board of directors of our general partner. In addition to the individuals named below, KMI was a director of the delegate until its resignation in January 2003.

         Name             Age Position with our General Partner and the Delegate
   ---------------       ---- --------------------------------------------------
   Richard D. Kinder...  58   Director,   Chairman  and  Chief  Executive
                              Officer
   Michael C. Morgan...  34   President
   C. Park Shaper......  34   Director,  Vice  President,  Treasurer  and
                              Chief Financial Officer
   Edward O. Gaylord...  71   Director
   Gary L. Hultquist...  59   Director
   Perry M. Waughtal...  67   Director
   Thomas A. Bannigan..  49   President, Products Pipelines
   R. Tim Bradley......  47   President, CO2 Pipelines
   David D. Kinder.....  28   Vice President, Corporate Development
   Joseph Listengart...  34   Vice   President,   General   Counsel   and
                              Secretary
   Deborah A. Macdonald  51   President, Natural Gas Pipelines
   Thomas B. Stanley...  52   President, Terminals
   James E. Street.....  46   Vice   President,   Human   Resources   and
                              Administration

   Richard D. Kinder is Director, Chairman and Chief Executive Officer of
KMR, Kinder Morgan G.P., Inc. and KMI.  Mr. Kinder has served as Director,
Chairman and Chief Executive Officer of KMR since its formation in February
2001.  He was elected Director, Chairman and Chief Executive Officer of KMI
in October 1999.  He was elected Director, Chairman and Chief Executive
Officer of Kinder Morgan G.P., Inc. in February 1997.  Mr. Kinder is also a director of Baker Hughes Incorporated.  Mr. Kinder is the uncle of David
Kinder, Vice President, Corporate Development of KMR, Kinder Morgan G.P.,
Inc. and KMI.

   Michael C. Morgan is President of KMR, Kinder Morgan G.P., Inc. and KMI.
Mr. Morgan was elected to each of these positions in July 2001.  He was also elected Director of KMI in January 2003.  Mr. Morgan served as Vice
President-Strategy and Investor Relations of KMR from February 2001 to July
2001.  He served as Vice President-Strategy and Investor Relations of KMI and
Kinder Morgan G.P., Inc. from January 2000 to July 2001.  He served as Vice
President, Corporate Development of Kinder Morgan G.P., Inc. from February
1997 to January 2000.  Mr. Morgan was the Vice President, Corporate
Development of KMI from October 1999 to January 2000.  From August 1995 until
February 1997, Mr. Morgan was an associate with McKinsey & Company, an international management consulting firm.  In 1995, Mr. Morgan received a
Masters in Business Administration from the Harvard Business School.  From
March 1991 to June 1993, Mr. Morgan held various positions, including
Assistant to the Chairman, at PSI Energy, Inc.  Mr. Morgan received a
Bachelor of Arts in Economics and a Masters of Arts in Sociology from
Stanford University in 1990.

   C. Park Shaper is Director, Vice President, Treasurer and Chief Financial
Officer of KMR and Kinder Morgan G.P., Inc. and Vice President, Treasurer and
Chief Financial Officer of KMI. Mr. Shaper was elected Director of KMR and
Kinder Morgan G.P., Inc. in January 2003. He was elected Vice President,
Treasurer and Chief Financial Officer of KMR upon its formation in February
2001. He has served as Treasurer of KMI since April 2000 and Vice President and
Chief Financial Officer of KMI since January 2000. Mr. Shaper was elected Vice
President, Treasurer and Chief Financial Officer of Kinder Morgan G.P., Inc. in
January 2000. From June 1999 to December 1999, Mr. Shaper was President and
Director of Altair Corporation, an enterprise focused on the distribution of web-based investment research for the financial services industry. He served as
Vice President and Chief Financial Officer of First Data Analytics, a
wholly-owned subsidiary of First Data Corporation, from 1997 to June 1999.


From 1995 to 1997, he was a consultant with The Boston Consulting Group. He received a Masters in Business Administration degree from the J.L. Kellogg
Graduate School of Management at Northwestern University. Mr. Shaper also has a
Bachelor of Science degree in Industrial Engineering and a Bachelor of Arts degree in Quantitative Economics from Stanford University.

   Edward O. Gaylord is a Director of KMR and Kinder Morgan G.P., Inc.  Mr.
Gaylord was elected Director of KMR upon its formation in February 2001.  Mr.
Gaylord was elected Director of Kinder Morgan G.P., Inc. in February 1997.
Since 1989, Mr. Gaylord has been the Chairman of the Board of Directors of
Jacintoport Terminal Company, a liquid bulk storage terminal on the Houston,
Texas ship channel.  Mr. Gaylord serves on the Board of Directors of Seneca
Foods Corporation.  Mr. Gaylord currently serves as the chairman of the compensation and audit committees of KMR and our general partner.

   Gary L. Hultquist is a Director of KMR and Kinder Morgan G.P., Inc.  Mr.
Hultquist was elected Director of KMR upon its formation in February 2001.
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

   Perry M. Waughtal is a Director of KMR and Kinder Morgan G.P., Inc.  Mr.
Waughtal was elected Director of KMR upon its formation in February 2001.
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

   Thomas A. Bannigan is President, Products Pipelines of KMR and Kinder
Morgan G.P., Inc. and President and Chief Executive Officer of Plantation
Pipe Line Company.  Mr. Bannigan was elected President, Products Pipelines of
KMR upon its formation in February 2001.  He was elected President, Products
Pipelines of Kinder Morgan G.P., Inc. in October 1999.  Mr. Bannigan has
served as President and Chief Executive Officer of Plantation Pipe Line
Company since May 1998.  From 1985 to May 1998, Mr. Bannigan was Vice
President, General Counsel and Secretary of Plantation Pipe Line Company.

   R. Tim Bradley is President, CO2 Pipelines of KMR and of Kinder Morgan G.P.,
Inc. and President of Kinder Morgan CO2 Company, L.P. Mr. Bradley was elected
President, CO2 Pipelines of KMR and Vice President (President, CO2 Pipelines) of
Kinder Morgan G.P., Inc. in April 2001. Mr. Bradley has been President of Kinder
Morgan CO2 Company, L.P. (which name changed from Shell CO2 Company, Ltd. in
April 2000) since March 1998. From May 1996 to March 1998, Mr. Bradley was
Manager of CO2 Marketing for Shell Western E&P, Inc. Mr. Bradley received a
Bachelor of Science in Petroleum Engineering from the University of Missouri at
Rolla.

   David D. Kinder is Vice President, Corporate Development of KMR, Kinder
Morgan G.P., Inc. and KMI.  Mr. Kinder was elected Vice President, Corporate
Development of KMR, Kinder Morgan G.P., Inc. and KMI in October 2002.  He
served as manager of corporate development for KMI and Kinder Morgan G.P.,
Inc. from January 2000 to October 2002.  He served as an associate in the corporate development group of KMI and Kinder Morgan G.P., Inc. from February
1999 to January 2000.  From June 1996 to February 1999, Mr. Kinder was in the
analyst and associate program at Enron Corp.  Mr. Kinder graduated cum laude with a Bachelors degree in Finance from Texas Christian University in 1996.
Mr. Kinder is the nephew of Richard D. Kinder.

   Joseph Listengart is Vice President, General Counsel and Secretary of KMR,
Kinder Morgan G.P., Inc. and KMI.  Mr. Listengart was elected Vice President,
General Counsel and Secretary of KMR upon its formation in February 2001.  He was elected Vice President and General Counsel of Kinder Morgan G.P., Inc.
and Vice President, General Counsel and Secretary of KMI in October 1999.
Mr. Listengart was elected Kinder Morgan G.P., Inc.'s Secretary in November
1998 and became an employee of Kinder Morgan G.P., Inc. in March 1998.  From
March 1995 through February 1998, Mr. Listengart worked as an attorney for
Hutchins, Wheeler & Dittmar, a

                                       75

Professional Corporation.  Mr. Listengart received his Masters in Business
Administration from Boston University in January 1995, his Juris Doctor, magna cum laude, from Boston University in May 1994, and his Bachelor of Arts degree in Economics from Stanford University in June 1990.

   Deborah A. Macdonald is President, Natural Gas Pipelines of KMR, Kinder
Morgan G.P., Inc. and KMI.  She was elected as President, Natural Gas
Pipelines in June 2002.  She also holds the title of President of Natural Gas
Pipeline Company of America, KMI's largest subsidiary.  Ms. Macdonald has served as President of NGPL since the merger of KMI in October 1999.  Prior to joining Kinder Morgan, Ms. Macdonald worked as Senior Vice President of legal affairs for Aquila Energy Company from January 1999 to October 1999, and was engaged in a private energy consulting practice from June 1996 to
December 1999.  Ms. Macdonald received her Juris Doctor, summa cum laude, from Creighton University in May 1980 and received a Bachelors degree, magna cum laude, from Creighton University in December 1972.

   Thomas B. Stanley is President, Terminals of KMR and Kinder Morgan G.P.,
Inc.  Mr. Stanley became President of our Terminals segment in July 2001 when we combined our previously separate Bulk Terminals and Liquids Terminals segments.  Prior to that, Mr. Stanley served as President, Bulk Terminals of
Kinder Morgan G.P., Inc. since August 1998 and of KMR since February 2001.
From 1993 to July 1998, he was President of Hall-Buck Marine, Inc. (now known as Kinder Morgan Bulk Terminals, Inc.), for which he has worked since 1980.
Mr. Stanley is a CPA with ten years' experience in public accounting, banking, and insurance accounting prior to joining Hall-Buck.  He received his bachelor's degree from Louisiana State University in 1972.

   James E. Street is Vice President, Human Resources and Administration of
KMR, Kinder Morgan G.P., Inc. and KMI.  Mr. Street was elected Vice
President, Human Resources and Administration of KMR upon its formation in
February 2001.  He was elected Vice President, Human Resources and
Administration of Kinder Morgan G.P., Inc. and KMI in August 1999.  From
October 1996 to August 1999, Mr. Street was Senior Vice President, Human
Resources and Administration for Coral Energy, a subsidiary of Shell Oil
Company.  Mr. Street received a Masters of Business Administration degree from the University of Nebraska at Omaha and a Bachelor of Science degree from the University of Nebraska at Kearney.

Section 16(a) Beneficial Ownership Reporting Compliance

   Section 16 of the Exchange Act requires our directors and officers, and persons who own more than 10% of a registered class of our equity securities, to file initial reports of ownership and reports of changes in ownership with the
Securities and Exchange Commission. Such persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

   Based solely on our review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that all Section 16(a) filing requirements were met during 2002, except for a failure to file three reports by Mr. Richard D. Kinder covering eight transactions for the purchase of a total of 756 common units acquired unintentionally by Mr. Kinder's spouse under a distribution reinvestment program implemented by her broker without Mr. Kinder's knowledge.

Item 11.  Executive Compensation.

   As is commonly the case for publicly traded limited partnerships, we have no officers.  Under our limited partnership agreement, Kinder Morgan G.P.,
Inc., as our general partner, is to direct, control and manage all of our activities. Pursuant to a delegation of control agreement, Kinder Morgan G.P.,
Inc. has delegated to KMR, the management and control of our business and affairs to the maximum extent permitted by our partnership agreement and
Delaware law, subject to our general partner's right to approve certain actions by KMR. The executive officers and directors of Kinder Morgan G.P., Inc. serve in the same capacities for KMR. Certain of those executive officers, including all of the named officers below, also serve as executive officers of KMI. All information in this report with respect to compensation of executive officers describes the total compensation received by those persons in all capacities for
Kinder Morgan G.P., Inc., KMR, KMI and their respective affiliates.



                           Summary Compensation Table

                                                                           Long-Term
                                                                        Compensation Awards
                                                                    ------------------------
                                 Annual Compensation                                Units/
                                ------------------------            Restricted    KMI Shares
                                                                       Stock     Underlying       All Other
   Name and Principal Position     Year        Salary    Bonus(1)     Awards(2)    Options      Compensation(3)
   --------------------           ----------- --------  ---------  ------------ ------------   ---------------

   Richard D. Kinder...........    2002        $    1    $   --      $   --          --           $  --
     Director, Chairman and CEO    2001             1        --          --          --              --
                                   2000             1        --          --          --              --

   Michael C. Morgan...........    2002         200,000   950,000        --          --            9,584
     President                     2001         200,000   350,000     569,900        --            7,835
                                   2000         200,000   300,000(4)  498,750     0/150,000(5)    10,836

   C. Park Shaper.............     2002         200,000   950,000         --      0/100,000(6)     8,336
     Director, Vice President,     2001         200,000   350,000      569,900        --           7,186
        Treasurer and CFO          2000         175,000      --        498,750    0/150,000(7)    10,836

   Joseph Listengart..........     2002         200,000   950,000         --          --           8,336
     Vice President,               2001         200,000   350,000      569,900        --           7,186
     General Counsel and           2000         181,250   225,000      498,750      0/6,300(8)    10,798
     Secretary

   Deborah A. Macdonald.......     2002         200,000   950,000         --       0/50,000(9)     8,966
     President,                    2001         200,000   350,000      569,900        --          32,816
     Natural Gas Pipelines         2000         200,000   350,000      498,750        --          77,231
----------


(1) Amounts earned in year shown and paid the following year.

(2)Represent shares of restricted KMI stock awarded in 2002 and 2001 that relate to performance in 2001 and 2000, respectively. Value computed as the number of shares awarded (10,000) times the closing price on date of grant
   ($56.99 at January 16, 2002 and $49.875 at January 17, 2001). Twenty-five percent of the shares in each grant vest on each of the first four anniversaries after the date of grant. The holders of the restricted stock awards are eligible to vote and to receive dividends declared on such shares.

(3)For 2000, amounts represent our general partner's contributions to the
   Kinder Morgan Savings Plan (a 401(k) plan), the imputed value of general partner-paid group term life insurance exceeding $50,000, and compensation attributable to taxable moving and parking expenses allowed. For 2001, amounts represent contributions to the Kinder Morgan Savings Plan, value of group-term life insurance exceeding $50,000, parking subsidy and a $50 cash payment. For 2002, amounts represent contributions to the Kinder Morgan
   Savings Plan, value of group-term life insurance exceeding $50,000 and taxable parking subsidy. Ms. Macdonald's amounts include additions in 2000 and 2001 resulting from relocation expenses.

(4)Does not include $7,010,000 paid to Mr. Morgan under our Executive
   Compensation Plan. The payment made in 2000 was the last payment Mr. Morgan is to receive under our Executive Compensation Plan. We do not intend to compensate any employees providing services to us under the Executive
   Compensation Plan on a going-forward basis. See "-- Executive Compensation
   Plan."

(5)The 150,000 options to purchase KMI shares were granted and became fully vested on April 20, 2000. The options were granted to Mr. Morgan in connection with the execution of his employment agreement. The options have an exercise price of $33.125 per share. See "-- Employment Agreement."

(6)The 100,000 options to purchase KMI shares were granted on January 16, 2002 with an exercise price of $56.99 per share and vest at the rate of twenty-five percent on each of the first four anniversaries after the date of grant.

(7)The year 2000 options to purchase KMI shares include 25,000 options that were granted in 2001, but relate to performance in 2000. These options were granted and became fully vested on January 17, 2001 with an exercise price of
   $49.875 per share. The remaining 125,000 options were granted on January 20,
   2000 with an exercise price of $24.75 per share. These options vest at the rate of twenty-five percent on each of the first four anniversaries after the date of grant.

(8)The 6,300 options to purchase KMI shares were granted in 2001, but relate to performance in 2000. The options were granted and became fully vested on
   January 17, 2001 with an exercise price of $49.875 per share.

                                       77

(9)The 50,000 options to purchase KMI shares were granted on January 16, 2002 with an exercise price of $56.99 per share and vest at the rate of twenty-five percent on each of the first four anniversaries after the date of grant.

   Executive Compensation Plan. Pursuant to our Executive Compensation Plan,
executive officers of our general partner are eligible for awards equal to a percentage of the "incentive compensation value", which is defined as cash distributions to our general partner during the four calendar quarters preceding the date of redemption multiplied by eight (less a participant adjustment factor, if any). Under the plan, no eligible employee may receive a grant in excess of two percent of the incentive compensation value, and total awards under the plan may not exceed ten percent of the incentive compensation value.
In general, participants may redeem vested awards in whole or in part from time to time by written notice. We may, at our option, pay the participant in units
(provided, however, the unitholders approve the plan prior to issuing such units) or in cash. We may not issue more than 400,000 units in the aggregate under the plan. Units will not be issued to a participant unless such units have been listed for trading on the principal securities exchange on which the units are then listed. The plan terminates January 1, 2007, and any unredeemed awards will be automatically redeemed. However, the plan may be terminated before such date, and upon such early termination, we will redeem all unpaid grants of compensation at an amount equal to the highest incentive compensation value, using as the determination date any day within the previous twelve months, multiplied by 1.5. The plan was established in July 1997 and on July 1, 1997, the board of directors of our general partner granted an award totaling two percent of the incentive compensation value to Mr. Michael Morgan. Originally,
50 percent of such award was to vest on each of January 1, 2000 and January 1,
2002. No awards have been granted since July 1997.

   On January 4, 1999, the award granted to Mr. Morgan was amended to provide for the immediate vesting and pay-out of 50 percent of his award, or one percent of the incentive compensation value. On April 28, 2000, the award granted to Mr.
Morgan was amended to provide for the immediate vesting and pay-out of the remaining 50 percent of his award, or one percent of the incentive compensation value. The board of directors of our general partner believes that accelerating the vesting and pay-out of the award was in our best interest because it capped the total payment Mr. Morgan was entitled to receive with respect to his award.
The payment made in 2000 was the last payment Mr. Morgan is to receive under our
Executive Compensation Plan. We do not intend to compensate any employees providing service to us under the Executive Compensation Plan on a going-forward basis.

   Kinder Morgan Savings Plan. Effective July 1, 1997, our general partner established the Kinder Morgan Retirement Savings Plan, a defined contribution
401(k) plan. This plan was subsequently amended and merged to form the Kinder
Morgan Savings Plan. The plan now permits all full-time employees of Kinder
Morgan, Inc. and KMGP Services Company, Inc. to contribute one percent to 50 percent of base compensation, on a pre-tax basis, into participant accounts. In addition to a mandatory contribution equal to four percent of base compensation per year for most plan participants, our general partner may make discretionary contributions in years when specific performance objectives are met. Certain employees' contributions are based on collective bargaining agreements. The mandatory contributions are made each pay period on behalf of each eligible employee. Any discretionary contributions are made during the first quarter following the performance year. All contributions, including discretionary contributions, are in the form of KMI stock that is immediately convertible into other available investment vehicles at the employee's discretion. During the first quarter of 2003, we do not believe that we will make any discretionary contributions to individual accounts for 2002. All contributions, together with earnings thereon, are immediately vested and not subject to forfeiture.
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

   Common Unit Option Plan. Pursuant to our Common Unit Option Plan, key
personnel are eligible to receive grants of options to acquire common units. The total number of common units available under the option plan is 500,000. None of the options granted under the option plan may be "incentive stock options" under
Section 422 of the Internal Revenue Code. If an option expires without being exercised, the number of common units covered by such option will be available for a future award. The exercise price for an option may not be less than the fair market value of a common unit on the date of grant. Either the board of directors of our general partner or a committee of the board of directors will administer the option plan. The option plan terminates on March 5, 2008.

                                       78

   No individual employee may be granted options for more than 20,000 common units in any year. Our board of directors or the committee referred to in the prior paragraph will determine the duration and vesting of the options to employees at the time of grant. As of December 31, 2002, outstanding options to purchase 261,600 common units had been granted to 84 former Kinder Morgan G.P.,
Inc. employees who are now employees of Kinder Morgan, Inc. or KMGP Services
Company, Inc. Forty percent of such options will vest on the first anniversary of the date of grant and 20 percent on each of the next three anniversaries. The options expire seven years from the date of grant.

   The option plan also granted to each of our then non-employee directors as of
April 1, 1998, an option to purchase 10,000 common units at an exercise price equal to the fair market value of the common units at the end of the trading day on such date. In addition, each new non-employee director is granted options to acquire 10,000 common units on the first day of the month following his or her election. Under this provision, as of December 31, 2002, outstanding options to purchase 20,000 common units had been granted to two of Kinder Morgan G.P.,
Inc.'s three non-employee directors. Forty percent of all such options will vest on the first anniversary of the date of grant and 20 percent on each of the next three anniversaries. The non-employee director options will expire seven years from the date of grant.

   No options to purchase common units were granted during 2002 to any of the individuals named in the Summary Compensation Table above. The following table sets forth certain information at December 31, 2002 with respect to common unit options previously granted to the individuals named in the Summary Compensation
Table above. Mr. Listengart was the only person named in the Summary
Compensation Table who was granted common unit options. No common unit options were granted at an option price below the fair market value on the date of grant.

  Aggregated Common Unit Option Exercises in 2002, and 2002 Year-End Common


                                                                                                  Value of
                                                         Number of Units                     Unexercised
                                                     Underlying Unexercised              In-the-Money Options
                                                     Options at 2002 Year-End            at 2002 Year-End(1)
                          Units Acquired   Value     -----------------------------     ------------------------------
        Name               on Exercise    Realized    Exercisable     Unexercisable     Exercisable     Unexercisable
     ------------         --------------  ---------   -----------     --------------    -----------     -------------

     Joseph Listengart..        --           --           10,000           --             $177,188            --

---------------


(1)Calculated on the basis of the fair market value of the underlying common units at year-end 2002, minus the exercise price.

   KMI Option Plan. Under KMI's stock option plan, employees of KMI and its affiliates, including employees of KMI's direct and indirect subsidiaries, like
KMGP Services Company, Inc., are eligible to receive grants of options to acquire shares of common stock of KMI. KMI's board of directors administers this option plan. The primary purpose for granting stock options under this plan to employees of KMI, KMGP Services Company, Inc. and our subsidiaries is to provide them with an incentive to increase the value of common stock of KMI. A secondary purpose of the grants is to provide compensation to those employees for services rendered to our subsidiaries and us.

   The following tables set forth certain information at December 31, 2002 and for the fiscal year then ended with respect to KMI stock options granted to the individuals named in the Summary Compensation Table above. Mr. Shaper and Ms.
Macdonald are the only persons named in the Summary Compensation Table who were granted KMI stock options during 2002. None of these KMI stock options were granted with an exercise price below the fair market value of the common stock on the date of grant. The options were granted on January 16, 2002 and vest at twenty-five percent on each of the first four anniversaries after the date of grant. The options expire 10 years after the date of grant.
                                       79



                         KMI Stock Option Grants in 2002

                                                                                Potential Realizable Value
                                                                                at Assumed Annual Rates
                           Number of    % of Total                              of Stock Price Appreciation
                           Securities   Options                                 For Option Term(1)
                           Underlying   Granted to     Exercise                 ---------------------------
                           Options      Employees       Price       Expiration
      Name                 Granted       in 2002       Per Share      Date           5%             10%
  -----------             -----------   -----------  ------------  ----------   -------------  ------------

 C. Park Shaper..          100,000       8.15%         $56.99       01/16/2012    $3,584,000     $9,083,000
 Deborah A. Macdonald...    50,000       4.07%         $56.99       01/16/2012    $1,792,000     $4,541,500

----------


(1)The dollar amounts under these columns use the 5% and 10% rates of appreciation prescribed by the Securities and Exchange Commission. The 5% and
   10% rates of appreciation would result in per share prices of $92.83 and
   $147.82, respectively. We express no opinion regarding whether this level of appreciation will be realized and expressly disclaim any representation to that effect.

  Aggregated KMI Stock Option Exercises in 2002 and 2002 Year-End KMI Stock
                                  Option Values


                                                                                                  Value of
                                                         Number of Shares                     Unexercised
                                                     Underlying Unexercised              In-the-Money Options
                                                     Options at 2002 Year-End            at 2002 Year-End(1)
                          Shares Acquired   Value     -----------------------------     ------------------------------
        Name               on Exercise    Realized    Exercisable     Unexercisable     Exercisable     Unexercisable
     ------------         --------------  ---------   -----------     --------------    -----------     -------------
     Michael C. Morgan..       --           --        275,000           62,500           $3,678,938      $1,153,594
     C. Park Shaper.....       --           --         87,500          162,500           $1,095,000      $1,095,000
     Joseph Listengart..       --           --         88,800           43,750           $1,522,744      $  807,516
     Deborah A. Macdonald     50,00       $1,437,850   50,000          100,000           $  922,875      $  922,875
----------


(1)Calculated on the basis of the fair market value of the underlying shares at year-end, minus the exercise price.

   Cash Balance Retirement Plan. Employees of KMGP Services Company, Inc. and
KMI are eligible to participate in a Cash Balance Retirement Plan that was put into effect on January 1, 2001. Certain employees continue to accrue benefits through a career-pay formula, "grandfathered" according to age and years of service on December 31, 2000, or collective bargaining arrangements. All other employees will accrue benefits through a personal retirement account in the Cash
Balance Retirement Plan. Employees with prior service and not grandfathered converted to the Cash Balance Retirement Plan and were credited with the current fair value of any benefits they had previously accrued through the defined benefit plan. Under the plan, we make contributions on behalf of participating employees equal to three percent of eligible compensation every pay period. In addition, discretionary contributions are made to the plan based on our and
KMI's performance. In the first quarter of 2002, an additional one percent discretionary contribution was made to individual accounts. No additional contributions were made for 2002 performance. Interest will be credited to the personal retirement accounts at the 30-year U.S. Treasury bond rate in effect each year. Employees will be fully vested in the plan after five years, and they may take a lump sum distribution upon termination of employment or retirement.

   The following table sets forth the estimated annual benefits payable under normal retirement at age sixty-five, assuming current remuneration levels without any salary projection, and participation until normal retirement at age sixty-five, with respect to the named executive officers under the provisions of the Kinder Morgan Cash Balance Retirement Plan.

                                       80

                             Estimated                             Estimated
                  Current    Credited                   Current      Annual
                  Credited     Years                  Compensation  Benefit
                   Years     of Service  Age as of     Covered by     Upon
      Name        of Service  at Age 65  Jan. 1, 2003   Plans      Retirement(1)
      ----        ---------- ----------  ------------ ------------ ------------
Richard D. Kinder    2        8.8         58.2        $       1      $     -
Michael C. Morgan    2       32.6         34.4          200,000        62,686
C. Park Shaper       2       32.6         34.4          200,000        62,686
Joseph Listengart    2       32.4         34.6          200,000        61,928
Deborah A. MacDonald 2       15.8         51.2          200,000        15,875
----------

(1)The estimated annual benefits payable are based on the straight-life annuity form.

   Compensation Committee Interlocks and Insider Participation. We do not have a separate compensation committee. KMR's compensation committee, comprised of Mr.
Edward O. Gaylord, Mr. Gary L. Hultquist and Mr. Perry M. Waughtal, makes compensation decisions regarding our executive officers. Mr. Richard D. Kinder and Mr. C. Park Shaper, who are executive officers of KMR, participate in the deliberations of the KMR compensation committee concerning executive officer compensation. Mr. Kinder receives $1.00 annually in total salary compensation for services to KMI, KMR and us.

   Directors Fees. During 2002, each of the three non-employee members of the boards of directors of KMR and our general partner was paid $10,000 in the aggregate for each quarter in 2002 in which they served on such boards of directors. Under the current plan, each is to receive $10,000 for each quarter in 2003 in which they serve. In addition, the director who serves as chairman of
KMR's audit committee will be paid an additional $2,500 for each quarter in
2003. Directors are reimbursed for reasonable expenses in connection with board meetings. Consistent with the current plan, each director received $10,000 in cash compensation with respect to board service for the first quarter of 2003;
however, we plan to implement a phantom unit option plan for non-employee directors, which will serve as the sole compensation for non-employee directors for the remainder of 2003, other than the $2,500 which will be paid in cash each quarter to the audit committee chairman.

   Employment Agreement. In April 2000, Mr. Michael C. Morgan entered into a four-year employment agreement with KMI and our general partner. Under the employment agreement, Mr. Morgan receives an annual base salary of $200,000 and bonuses at the discretion of the compensation committee of KMR. In connection with the execution of the employment agreement, Mr. Morgan no longer participates under our Executive Compensation Plan. In addition, he is prevented from competing with KMI and us for a period of four years from the date of the agreement, provided Mr. Richard D. Kinder or Mr. William V. Morgan continues to serve as chief executive officer of KMI or its successor.

   Retention Agreement. Effective January 17, 2002, KMI entered into a retention agreement with Mr. C. Park Shaper, an officer of KMI, our general partner and its delegate. Pursuant to the terms of the agreement, Mr. Shaper obtained a $5 million personal loan guaranteed by us. Mr. Shaper was required to purchase KMI common shares and our common units in the open market with the loan proceeds. If he voluntarily leaves us prior to the end of five years, then he must repay the entire loan. On the fifth anniversary date of the agreement, provided Mr. Shaper has continued to be employed by our general partner, we and KMI will assume Mr.
Shaper's obligations under the loan. The agreement contains provisions that address termination for cause, death, disability and change of control.

   Lines of Credit. We have agreed to guarantee potential borrowings under lines of credit available from Wachovia Bank, National Association to Messrs.
Listengart, Shaper and Ms. Macdonald. Each of these officers is primarily liable for any borrowing on his line of credit, and if we make any payment with respect to an outstanding loan, the officer on behalf of whom payment is made must surrender a percentage of his or her KMI stock options. To date, we have made no payment with respect to these lines of credit. Furthermore, the lines of credit and our related guaranty expire in October 2003 and will not be renewed.

                                       81

Item 12.  Security Ownership of Certain Beneficial Owners and Management and
Related Stockholder Matters.

   The following table sets forth information as of January 31, 2003, regarding
(a) the beneficial ownership of (i) our common and Class B units, (ii) the common stock of KMI, the parent company of our general partner, and (iii) KMR shares by all directors of our general partner and its delegate, each of the named executive officers and all directors and executive officers as a group and
(b) the beneficial ownership of our common and Class B units or shares of KMR by all persons known by our general partner to own beneficially more than five percent of our common and Class B units and KMR shares. Unless otherwise noted, the address of each person below is c/o Kinder Morgan Energy Partners, L.P., 500
Dallas Street, Suite 1000, Houston, Texas 77002. All references to the number of our common and Class B units and to the number of KMR shares have been restated
to reflect the effect of the two-for-one splits of our outstanding common and
Class B units and KMR shares that occurred on August 31, 2001.

                 Amount and Nature of Beneficial Ownership(1)


                                                                                Kinder Morgan
                             Common Units            Class B Units             Management Shares            KMI Voting Stock
                            ----------------------  ----------------------    ----------------------     -----------------------
                            Number        Percent   Number        Percent     Number         Percent     Number         Percent
                            of Units(2)   of)Class  of Units(3)   of Class    of Shareof(5)  of Class    of Shares(5)   of Class
                            -----------   --------  -----------   --------    -------------  --------    ------------   --------

Richard D. Kinder(6)...      315,956        *               --         --         32,522         *         23,995,398    19.68%
Michael C. Morgan(7)...        6,000        *               --         --          3,777         *            305,000      *
C. Park Shaper(8)......       86,000        *               --         --          2,208         *            201,750      *
Edward O. Gaylord......       33,000        *               --         --             --         --             2,000      *
Gary L. Hultquist(9)...       11,000        *               --         --             --         --                --      --
Perry M.Waughtal(10)...       33,300        *               --         --         32,710          *            30,000      *
Joseph Listengart(11)..       14,198        *               --         --             --         --           109,300      *
Deborah A.Macdonald(12).          --        --              --         --             --         --            83,068      *
Directors and Executive
 Officers As a group
 (13 persons)(13).......     652,972        *               --         --         75,361          *        25,099,094    20.58%
Kinder Morgan,Inc(14)...  12,955,735      9.97%      5,313,400     100.00     13,511,726       29.60%              --      --
Fayez Sarofim (15)......   7,019,652      5.40%             --         --            --           --               --      --
Capital Group International,
 Inc.(16)...............          --        --              --         --      4,543,590        9.95%              --      --
Oppenheimer Funds,
  Inc.(17)..............          --        --              --         --      3,827,803        8.38%              --      --
----------

*  Less than 1%.


(1) Except as noted otherwise, all units and KMI shares involve sole voting power and sole investment power. For Kinder Morgan Management, see note (4).

(2) As of January 31, 2003, we had 129,971,518 common units issued and outstanding.

(3) As of January 31, 2003, we had 5,313,400 Class B units issued and outstanding.

(4) Represent the limited liability company shares of KMR. As of January 31,
    2003, there were 45,654,048 issued and outstanding KMR shares. In all cases, our i-units will be voted in proportion to the affirmative and negative votes, abstentions and non-votes of owners of KMR shares. Through the provisions in our partnership agreement and KMR's limited liability company agreement, the number of outstanding KMR shares, including voting shares owned by our general partner, and the number of our i-units will at all times be equal.

(5) As of January 31, 2003, KMI had a total of 121,933,618 shares of issued and outstanding voting common stock, which excludes 8,099,868 shares held in treasury.

(6) Includes (a) 7,856 common units owned by Mr. Kinder's spouse, (b) 5,156 KMI shares held by Mr. Kinder's spouse and (c) 250 KMI shares held by Mr. Kinder in a custodial account for his nephew. Mr. Kinder disclaims any and all beneficial or pecuniary interest in these units and shares.

(7) Includes options to purchase 275,000 KMI shares exercisable within 60 days of January 31, 2003, and includes 12,500 shares of restricted KMI stock.

(8) Includes options to purchase 143,750 KMI shares exercisable within 60 days of January 31, 2003, and includes 12,500 shares of restricted KMI stock.

(9) Includes options to purchase 8,000 common units exercisable within 60 days of January 31, 2003.

                                       82

(10)Includes options to purchase 6,000 common units exercisable within 60 days of January 31, 2003.

(11)Includes options to purchase 10,000 common units and 88,800 KMI shares exercisable within 60 days of January 31, 2003, and includes 12,500 shares of restricted KMI stock.

(12)Includes options to purchase 62,500 KMI shares exercisable within 60 days of January 31, 2003, and includes 12,500 shares of restricted KMI stock.

(13)Includes options to purchase 47,200 common units and 897,925 KMI shares exercisable within 60 days of January 31, 2003, and includes 75,450 shares of restricted KMI stock.

(14)Includes common units owned by KMI and its consolidated subsidiaries, including 1,724,000 common units owned by Kinder Morgan G.P., Inc.

(15)As reported on the Schedule 13G/A filed February 14, 2003 by Fayez Sarofim
    & Co. and Fayez Sarofim. Mr. Sarofim reports that he has sole voting power over 2,000,000 common units, shared voting power over 3,967,893 common units, sole disposition power over 2,000,000 common units and shared disposition power over 5,019,652 common units. Mr. Sarofim is a director of
    KMI. Fayez Sarofim & Co.'s and Mr. Sarofim's address is 2907 Two Houston
    Center, Houston, Texas 77010.

(16)As reported on the Schedule 13G/A filed February 11, 2003 by Capital Group
    International, Inc. and Capital Guardian Trust Company. Capital Group
    International, Inc. and Capital Guardian Trust Company report that in regard to KMR shares, they have sole voting power over 3,373,010 shares, shared voting power over 0 shares, sole disposition power over 4,543,590 shares and shared disposition power over 0 shares. Capital Group International, Inc.'s and Capital Guardian Trust Company's address is 11100 Santa Monica Blvd.,
    Los Angeles, California 90025.

(17)As reported on the Schedule 13G filed February 12, 2003 by Oppenheimer
    Funds, Inc. and Oppenheimer Capital Income Fund. Oppenheimer Funds, Inc.
    reports that in regard to KMR shares, it has sole voting power over 0 shares, shared voting power over 0 shares, sole disposition power over 0 shares and shared disposition power over 3,827,803 shares. Of these
    3,827,803 KMR shares, Oppenheimer Capital Income Fund has sole voting power over 2,425,000 shares, shared voting power over 0 shares, sole disposition power over 0 shares and shared disposition power over 2,425,000 shares.
    Oppenheimer Funds, Inc.'s address is 498 Seventh Avenue, New York, New York
    10018, and Oppenheimer Capital Income Fund's address is 6803 Tucson Way,
    Englewood, Colorado 80112.

                      Equity Compensation Plan Information

   The following table sets forth information regarding our equity compensation plans as of January 31, 2003. Specifically, the table refers to information regarding our Common Unit Option Plan described in Item 11. "Executive
Compensation" as of January 31, 2003.


                                                                                           Number of securities
                                                                                          remaining available for
                                Number of securities          Weighted average          future issuance under equity
                                To be issued upon exercise    exercise price               compensation plans
                                of outstanding options,       of outstanding options,   (excluding securities reflected
Plan Category                   warrants and rights           warrants and rights             in column (a))
                                        (a)                         (b)                                 (c)
-------------------------     -----------------------------  ------------------------   -------------------------------

Equity compensation plans
  approved by security holders           -                                -                                 -

Equity compensation plans
  Not approved by security
  holders                           281,600                             $17.50                          57,000
                                    -------                                                             ------
Total                               281,600                                                             57,000
                                    =======                                                             ======



                                       83

Item 13.  Certain Relationships and Related Transactions.

   Odessa Lateral

   We have proposed the purchase of a certain 13-mile, 6-inch carbon dioxide pipeline lateral, referred to herein as the Odessa Lateral, from Morgan
Associates Proprietary, LP for approximately $700,000. The Odessa Lateral connects to Kinder Morgan CO2 Company, L.P.'s Central Basin carbon dioxide pipeline and serves, solely, the Emmons and South Cowden carbon dioxide flooding projects located in the Permian Basin and operated by ConocoPhillips. Morgan
Associates is a limited partnership controlled by Mr. William V. Morgan and his wife, Sara. Mr. and Mrs. Morgan are the parents of Michael C. Morgan, the president of our general partner and KMR. Mr. William V. Morgan was Director and
Vice Chairman of our general partner and its delegate, KMR, at the time of his retirement in January 2003.

   Mr. William V. Morgan, through Morgan Associates and otherwise, has been an active investor in carbon dioxide pipeline infrastructure since the mid-1980s.
In 1996, prior to our current management's acquisition of our general partner in
February 1997, Morgan Associates constructed the Odessa Lateral for approximately $1.3 million, entered into a long-term transportation agreement with KMCO2's ultimate predecessor in interest to transport carbon dioxide via the Odessa Lateral and entered into an operating agreement with KMCO2's ultimate predecessor in interest. Subsidiaries of Shell Oil Company and Mobil Corporation
initially provided the carbon dioxide that was ultimately sold to the South
Cowden and Emmons projects. Currently, KMCO2 sells to ConocoPhillips carbon dioxide used in the Emmons and South Cowden carbon dioxide flooding projects.

   In 1998, we contributed our Central Basin Pipeline, our operator's interest under the operating agreement and our rights and obligations under the transportation agreement to Shell CO2 Company, Ltd., a joint venture owned 80%
by Shell Oil Company and 20% by us. In April 2000, Shell Oil Company elected to sell its 80% interest in Shell CO2 Company, Ltd. and we successfully won the bid and acquired such interest. We renamed Shell CO2 Company, Ltd. as Kinder Morgan
CO2 Company, L.P., and we own a 98.9899% limited partner interest in KMCO2 and our general partner owns a direct 1.0101% general partner interest. KMCO2 operates and transports carbon dioxide via the Odessa Lateral, and following our acquisition of Shell's joint-venture interest, our relationship with Morgan
Associates in respect of the Odessa Lateral has returned to the 1998 pre-joint venture level.

   In late 2002, ConocoPhillips approached KMCO2 to discuss transferring some volumes that it was obligated to take or pay for from KMCO2 at Emmons to another carbon dioxide flooding project it had in the Permian Basin. KMCO2 was receptive to the proposal. However, any such transfer of volumes required the approval of
Morgan Associates. In the first quarter of 2003, following Mr. Morgan's retirement, KMCO2 approached Morgan Associates regarding such consent and the need to compensate Morgan Associates for any volumes transferred off of the
Odessa Lateral. The two parties agreed to pursue compensating Morgan Associates by having KMCO2 acquire the Odessa Lateral from Morgan Associates.

   The estimated purchase price was arrived at as follows: Pursuant to the transportation agreement, KMCO2 is obligated to pay to Morgan Associates a demand fee, plus a fee on volumes transported (or a minimum transport or pay amount in the event the fee to be received for transported volumes does not exceed such minimum amount) through the Odessa Lateral to the Emmons and South
Cowden carbon dioxide flooding projects. Accordingly, the estimated purchase price was arrived at by discounting back, using a commercially reasonable discount rate, the remaining demand fees, plus the remaining minimum transport or pay amounts under Morgan Associates' transportation contracts with KMCO2 on the Odessa Lateral.

   Mr. Michael C. Morgan abstained from all negotiations related to the Odessa
Lateral. The transaction is subject to the approval of the Boards of Directors of our general partner and KMR. We expect the transaction to close by the end of
March 2003.

   For more information on our related party transactions, see Note 12 of the
Notes to the Consolidated Financial Statements included elsewhere in this report.

                                       84

Item 14.  Controls and Procedures.

   Within the 90-day period prior to the filing of this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer,
of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14(c) under the Securities Exchange Act of 1934.
Based upon that evaluation, our Chief Executive Officer and Chief Financial
Officer concluded that the design and operation of our disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls and procedures subsequent to the date of their evaluation.


                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a)(1) and (2) Financial Statements and Financial Statement Schedules

   See "Index to Financial Statements" set forth on page 89.

   (a)(3) Exhibits

*2.1 -- Purchase and Sale Agreement between Intergen (North America),
        Inc. and Kinder Morgan Energy Partners, L.P. dated December 15, 2001
        (filed as Exhibit 2.1 to Kinder Morgan Energy Partners, L.P. Form
        8-K, filed on March 15, 2002).
*2.2 -- First Supplement to Purchase and Sale Agreement between Intergen
        (North America), Inc. and Kinder Morgan Energy Partners, L.P. dated
        February 28, 2002 (filed as Exhibit 2.2 to Kindger Morgan Energy
        Partners, L.P. Form 8-K, filed on March 15, 2002).
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
*4.2 -- Indenture dated as of January 29, 1999 among Kinder Morgan Energy
        Partners, L.P., the guarantors listed on the signature page thereto and
        U.S. Trust Company of Texas, N.A., as trustee, relating to Senior Debt
        Securities (filed as Exhibit 4.1 to the Partnership's Current Report on
        Form 8-K filed February 16, 1999 (the "February 16, 1999 Form 8-K")).
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
*4.5 -- Indenture dated March 22, 2000 between Kinder Morgan Energy Partners,
        L.P. and First Union National Bank, as Trustee (filed as Exhibit 4.1 to
        Kinder Morgan Energy Partners, L.P. Registration Statement on Form S-4
        (file no. 333-35112) filed on April 19, 2000 (the "April 2000 Form
        S-4")).
*4.6 -- Form of 8% Note (contained in the Indenture filed as Exhibit 4.1 to the April 2000 Form S-4).
*4.7 -- Indenture dated November 8, 2000 between Kinder Morgan Energy
        Partners, L.P. and First Union National Bank, as Trustee (filed as
        Exhibit 4.8 to Kinder Morgan Energy Partners, L.P. Form 10-K for 2001).
*4.8 -- Form of 7.50% Notes due November 1, 2010 (contained in the Indenture filed as Exhibit 4.8 to the Kinder Morgan Energy Partners, L.P. Form
        10-K for 2001).
*4.9 -- Indenture dated January 2, 2001 between Kinder Morgan Energy Partners and First Union National Bank, as trustee, relating to Senior Debt
        Securities (including form of Senior Debt Securities) (filed as Exhibit
        4.11 to Kinder Morgan Energy Partners, L.P. Form 10-K for 2000).
*4.10 -- Indenture dated January 2, 2001 between Kinder Morgan Energy Partners and First Union National Bank, as trustee, relating to Subordinated
         Debt Securities (including form of Subordinated Debt Securities) (filed as Exhibit 4.12 to Kinder Morgan Energy Partners, L.P. Form 10-K for
         2000).
*4.11 -- Certificate of Vice President and Chief Financial Officer of Kinder
         Morgan Energy Partners, L.P. establishing the terms of the 6.75% Notes due March 15, 2011 and the 7.40% Notes due March 15, 2031 (filed as
         Exhibit 4.1 to Kinder Morgan Energy Partners, L.P. Form 8-K, filed on
         March 14, 2001).
*4.12 -- Specimen of 6.75% Notes due March 15, 2011 in book-entry form (filed as Exhibit 4.2 to Kinder Morgan Energy Partners, L.P. Form 8-K, filed on March 14, 2001).

                                       86

*4.13 -- Specimen of 7.40% Notes due March 15, 2031 in book-entry form (filed as Exhibit 4.3 to Kinder Morgan Energy Partners, L.P. Form 8-K, filed on March 14, 2001).
*4.14 -- Certificate of Vice President and Chief Financial Officer of Kinder
         Morgan Energy Partners, L.P. establishing the terms of the 7.125% Notes due March 15, 2012 and the 7.750% Notes due March 15, 2032 (filed as
         Exhibit 4.1 to Kinder Morgan Energy Partners, L.P. Form 10-Q for the
         quarter ended March 31, 2002, filed on May 10, 2002).
*4.15 -- Specimen of 7.125% Notes due March 15, 2012 in book-entry form (filed as Exhibit 4.2 to Kinder Morgan Energy Partners, L.P. Form 10-Q for the
         quarter ended March 31, 2002, filed on May 10, 2002).
*4.16 -- Specimen of 7.750% Notes due March 15, 2032 in book-entry form (filed as Exhibit 4.3 to Kinder Morgan Energy Partners, L.P. Form 10-Q for the
         quarter ended March 31, 2002, filed on May 10, 2002).
*4.17 -- Form of Indenture dated August 19, 2002 between Kinder Morgan Energy
         Partners, L.P. and Wachovia Bank, National Association, as Trustee
         (filed as Exhibit 4.1 to the Kinder Morgan Energy Partners, L.P.'s
         Registration Statement on Form S-4 (Registration No. 333-100346) filed on October 4, 2002 (the "October 4, 2002 Form S-4")).
*4.18 -- Form of First Supplemental Indenture to Indenture dated August 19,
         2002, dated August 23, 2002 between Kinder Morgan Energy Partners, L.P.
         and Wachovia Bank, National Association, as Trustee (filed as Exhibit
         4.2 to the October 4, 2002 Form S-4).
*4.19 -- Form of 5.35% Note and Form of 7.30% Note (contained in the Indenture filed as Exhibit 4.1 to the October 4, 2002 Form S-4).
4.20  -- Certain instruments with respect to long-term debt of Kinder Morgan
         Energy Partners, L.P. and its consolidated subsidiaries which relate to debt that does not exceed 10% of the total assets of Kinder Morgan
         Energy Partners, L.P. and its consolidated subsidiaries are omitted pursuant to Item 601(b) (4) (iii) (A) of Regulation S-K, 17 C.F.R.
         sec.229.601. Kinder Morgan Energy Partners, L.P. hereby agrees to furnish supplementally to the Securities and Exchange Commission a copy of each such instrument upon request.
*4.21 -- Form of Senior Indenture between Kinder Morgan Energy Partners, L.P.
         and Wachovia Bank, National Association (filed as Exhibit 4.2 to the
         Kinder Morgan Energy Partners, L.P. Registration Statement on Form S-3
         (Registration No. 333-102961) filed on February 4, 2003 (the "February
         4, 2003 Form S-3")).
*4.22 -- Form of Senior Note of Kinder Morgan Energy Partners, L.P. (included in the Form of Senior Indenture filed as Exhibit 4.2 to the February 4,
         2003 Form S-3).
*4.23 -- Form of Subordinated Indenture between Kinder Morgan Energy Partners,
         L.P. and Wachovia Bank, National Association (filed as Exhibit 4.4 to the February 4, 2003 Form S-3).
*4.24 -- Form of Subordinated Note of Kinder Morgan Energy Partners, L.P.
         (included in the Form of Subordinated Indenture filed as Exhibit 4.4 to the February 4, 2003 Form S-3).
*10.1 -- Kinder Morgan Energy Partners, L.P. Common Unit Option Plan
         (filed as Exhibit 10.6 to the Kinder Morgan Energy Partners, L.P.
         1997 Form 10-K).
*10.2 -- Kinder Morgan Energy Partners, L.P. Executive Compensation Plan
         (filed as Exhibit 10 to the Kinder Morgan Energy Partners, L.P. Form
         10-Q for the quarter ended June 30, 1997).
*10.3 -- Employment Agreement dated April 20, 2000, by and among Kinder
         Morgan, Inc., Kinder Morgan G.P., Inc. and Michael C. Morgan (filed as Exhibit 10(b) to Kinder Morgan, Inc.'s Form 10-Q for the quarter ended March 31, 2000).
*10.4 -- Delegation of Control Agreement among Kinder Morgan Management,
         LLC, Kinder Morgan G.P., Inc. and Kinder Morgan Energy Partners, L.P.
         and its operating partnerships (filed as Exhibit 10.1 to the Kinder
         Morgan Energy Partners, L.P. Form 10-Q for the quarter ended June 30,
         2001).
*10.5 -- Retention Agreement dated January 17, 2002, by and between Kinder
         Morgan, Inc. and C. Park Shaper (filed as Exhibit 10(l) to Kinder
         Morgan, Inc.'s Annual Report on Form 10-K for the period ending
         December 31, 2001).
 10.6 -- 364-day Credit Agreement dated as of October 15, 2002 among Kinder
         Morgan Energy Partners, L.P., the lenders party thereto and Wachovia
         Bank, National Association as Administrative Agent.
 10.7 -- Modification of 364-day Credit Agreement Commitment dated effective as of December 12, 2002 among Kinder Morgan Energy Partners, L.P.,
         Credit Suisse First Boston and Wachovia Bank, National Association, as
         Administrative Agent.
 11.1 -- Statement re: computation of per share earnings.
 21.1 -- List of Subsidiaries.
 23.1 -- Consent of PricewaterhouseCoopers LLP.
 99.1 -- Chief Executive Officer Certification.

                                       87

 99.2 -- Chief Financial Officer Certification.
----------

*  Asterisk indicates exhibits incorporated by reference as indicated; all other exhibits are filed herewith, except as noted otherwise.

   (b)Reports on Form 8-K

   Current report dated October 28, 2002 on Form 8-K was filed on October 28,
2002, pursuant to Item 9 of that form. We provided notice that we, along with
Kinder Morgan, Inc., a subsidiary of which serves as our general partner, and
Kinder Morgan Management, LLC, a subsidiary of our general partner that manages and controls our business and affairs, intended to make presentations during the week of October 28, 2002 at various meetings with investors, analysts and others to discuss the third quarter 2002 and year-to-date third quarter 2002 financial results, business plans and objectives of us, Kinder Morgan, Inc. and Kinder
Morgan Management, LLC. Notice was also given that interested parties would be able to view the materials presented at the meetings by visiting Kinder Morgan,
Inc.'s website at:
http://www.kindermorgan.com/investor_relations/presentations/.

                                       88


                          INDEX TO FINANCIAL STATEMENTS

                                                                      Page
                                                                      ----
KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES

Report of Independent Accountants...................................   90

Consolidated  Statements of Income for the years ended
December 31, 2002, 2001, and 2000..................................    91

Consolidated  Statements of  Comprehensive  Income for the years
ended December 31, 2002, 2001, and 2000............................    92

Consolidated Balance Sheets as of December 31, 2002 and 2001.......    93

Consolidated  Statements  of Cash Flows for the years ended
December 31, 2002, 2001, and 2000..................................    94

Consolidated  Statements of Partners'  Capital for the years ended
December 31, 2002, 2001, and 2000..................................    95

Notes to Consolidated Financial Statements..........................   96

                                       89

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Kinder Morgan Energy Partners, L.P.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Kinder
Morgan Energy Partners, L.P. and its subsidiaries (the Partnership) at December
31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 8 to the consolidated financial statements, the Partnership changed its method of accounting for goodwill and other intangible assets effective January 1, 2002.

As discussed in Note 14 to the consolidated financial statements, the
Partnership changed its method of accounting for derivative instruments and hedging activities effective January 1, 2001.

PricewaterhouseCoopers LLP

Houston, Texas
February 21, 2003

                                       90

              KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                              Year Ended December 31,
                                            2002        2001        2000
                                          -------     --------    --------
                                                (In thousands except per
                                                        unit amounts)
   Revenues
     Natural gas sales.................   $2,740,518  $1,627,037  $   10,196
     Services..........................    1,272,640   1,161,643     726,462
     Product sales and other...........      223,899     157,996      79,784
                                          ----------  ----------  ----------
                                           4,237,057   2,946,676     816,442
                                          ----------  ----------  ----------
   Costs and Expenses
     Gas purchases and other costs of
       sales...........................    2,704,295   1,657,689     124,641
     Operations and maintenance........      379,827     356,654     164,379
     Fuel and power....................       86,413      73,188      43,216
     Depreciation and amortization.....      172,041     142,077      82,630
     General and administrative........      118,857     109,293      64,427
     Taxes, other than income taxes....       51,326      43,947      21,588
                                          ----------   ---------  ----------
                                           3,512,759   2,382,848     500,881
                                          ----------   ---------  ----------

   Operating Income....................      724,298     563,828     315,561

   Other Income (Expense)
     Earnings from equity investments..       89,258      84,834      71,603
     Amortization of excess cost of
       equity investments..............       (5,575)     (9,011)     (8,195)
     Interest, net.....................     (176,460)   (171,457)    (93,284)
     Other, net........................        1,698       1,962      14,584
   Minority Interest...................       (9,559)    (11,440)     (7,987)
                                            ---------  ---------- -----------

   Income Before Income Taxes..........      623,660     458,716     292,282
   Income Taxes........................       15,283      16,373      13,934
                                            ---------  ---------- -----------

   Net Income..........................     $608,377    $442,343    $278,348
                                            =========  =========  ==========

   Calculation   of  Limited   Partners'
   Interest in Net Income:
   Net Income..........................     $608,377    $442,343    $278,348
   Less:  General Partner's interest in
     Net Income..........................   (270,816)   (202,095)   (109,470)
                                            ---------   ---------   ---------
   Limited  Partners'  interest  in  Net
     Income..............................   $337,561    $240,248    $168,878
                                            =========   =========   =========

   Basic  Limited  Partners'  Net Income
   per Unit:...........................     $   1.96    $   1.56    $   1.34
                                            =========   =========   =========

   Diluted Limited  Partners' Net Income
   per Unit:...........................     $   1.96    $   1.56    $   1.34
                                            =========   =========   =========
   Weighted Average Number of Units used
   in Computation of  Limited  Partners'
   Net Income per Unit:
   Basic.............................         172,017     153,901    126,212
                                            =========   =========   =========

   Diluted...........................         172,186     154,110    126,300
                                            =========   =========   =========

 The accompanying notes are an integral part of these consolidated financial statements.

                                       91

              KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                  Year Ended December 31,
                                                  2002    2001      2000
                                                -------  -------   ------
                                                     (In thousands)

   Net Income...............................  $608,377  $442,343   $ 278,348
   Cumulative effect transition adjustment..        --   (22,797)      --
   Change in fair value of derivatives used
       for hedging purposes.................  (116,560)   35,162       --
   Reclassification of change in fair value
       of derivatives to net income.........     7,477    51,461       --
                                              --------- --------- ---------
   Comprehensive Income.....................   $499,294 $ 506,169  $ 278,348
                                               ======== ========== =========

 The accompanying notes are an integral part of these consolidated financial statements.

                                       92


              KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                           December 31,
                                                    --------------------------
                                                      2002             2001
                                                    ---------       ----------
                                                         (Dollars in thousands)

                                     ASSETS
  Current Assets
    Cash and cash equivalents.............         $   41,088        $  62,802
    Accounts and notes receivable
       Trade..............................            457,583          215,860
       Related parties....................             17,907           52,607
    Inventories
       Products...........................              4,722            2,197
       Materials and supplies.............              7,094            6,212
    Gas imbalances........................             25,488           15,265
    Gas in underground storage............             11,029           18,214
    Other current assets..................            104,479          194,886
                                                  -----------       ----------
                                                      669,390          568,043
                                                      -------       ----------
  Property, Plant and Equipment, net......          6,244,242        5,082,612
  Investments.............................            311,044          440,518
  Notes receivable........................              3,823            3,095
  Goodwill................................            856,940          546,734
  Other intangibles, net..................             17,324           16,663
  Deferred charges and other assets.......            250,813           75,001
                                                   ----------      -----------
  TOTAL ASSETS............................         $8,353,576       $6,732,666
                                                   ==========      ===========

                        LIABILITIES AND PARTNERS' CAPITAL

  Current Liabilities
    Accounts payable
       Trade.................................      $  373,368       $   111,853
       Related parties.......................          43,742             9,235
    Current portion of long-term debt........               -           560,219
    Accrued interest.........................          52,500            34,099
    Deferred revenues........................           4,914             2,786
    Gas imbalances...........................          40,092            34,660
    Accrued other liabilities................         298,711           209,852
                                                   ----------       -----------
                                                      813,327           962,704
                                                   ----------       -----------
  Long-Term Liabilities and Deferred Credits
    Long-term debt
       Outstanding...........................       3,659,533         2,237,015
       Market value of interest rate swaps            166,956            (5,441)
                                                   ----------        -----------
                                                    3,826,489         2,231,574
    Deferred revenues........................          25,740            29,110
    Deferred income taxes....................          30,262            38,544
    Other long-term liabilities and
      deferred credits.......................         199,796           246,464
                                                   ----------        ----------
                                                    4,082,287         2,545,692
                                                   ----------        ----------
  Commitments and Contingencies (Notes 13
      and 16)
  Minority Interest..........................          42,033            65,236
                                                   ----------        ----------
  Partners' Capital
    Common Units (129,943,218 and 129,855,018
    units issued and outstanding  at
    December 31, 2002 and 2001,
    respectively)............................       1,844,553         1,894,677

    Class B Units  (5,313,400 and 5,313,400
    units issued and outstanding at
    December 31, 2002 and 2001,
    respectively).............................        123,635           125,750

    i-Units (45,654,048 and  30,636,363
    units issued and outstanding  at
    December  31, 2002 and 2001,
    respectively).............................      1,420,898         1,020,153
    General Partner...........................         72,100            54,628
    Accumulated other comprehensive income....        (45,257)           63,826
                                                   -----------       ----------
                                                    3,415,929         3,159,034
    TOTAL LIABILITIES AND PARTNERS' CAPITAL.       $8,353,576        $6,732,666
                                                   ===========       ==========

 The accompanying notes are an integral part of these consolidated financial statements.

                                       93

              KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   Year Ended December 31,
                                              ----------------------------------
                                                 2002       2001        2000
                                               --------   --------    --------
                                                        (In thousands)
     Cash Flows From Operating Activities
     Net income............................  $  608,377  $  442,343  $  278,348
     Adjustments to reconcile net income to
     net cash provided by operating activities:
       Depreciation and amortization.......     172,041     142,077      82,630
       Amortization of excess cost of
        equity investments.................       5,575       9,011       8,195
       Earnings from equity investments....     (89,258)    (84,834)    (71,603)
       Distributions from equity investments     77,735      68,832      47,512
       Changes in components of working
        capital:
         Accounts receivable...............    (177,240)    174,098       6,791
         Other current assets..............      (7,583)     22,033      (6,872)
         Inventories.......................      (1,713)     22,535      (1,376)
         Accounts payable..................     288,712    (183,179)     (8,374)
         Accrued liabilities...............      26,232     (47,692)     26,479
         Accrued taxes.....................       2,379       8,679      (1,302)
       Rate refunds settlement.............        (100)       (100)    (52,467)
       Other, net..........................     (35,462)      7,358      (6,394)
                                             ----------- ----------- -----------
     Net Cash Provided by Operating
      Activities...........................     869,695     581,161     301,567
                                             ----------- ----------- -----------
     Cash Flows From Investing Activities
       Acquisitions of assets..............    (908,511) (1,523,454) (1,008,648)
       Additions to property, plant and
        equipment for expansion and
        maintenance projects...............    (542,235)   (295,088)   (125,523)
       Sale of investments, property, plant
        and equipment, net of removal
        costs..............................      13,912       9,043      13,412
       Acquisitions of investments.........      (1,785)       --       (79,388)
       Contributions to equity investments.     (10,841)     (2,797)       (375)
       Other...............................      (1,420)     (6,597)      2,956
                                             ----------- ----------- -----------
     Net Cash Used in Investing Activities.  (1,450,880) (1,818,893) (1,197,566)
                                             ----------- ----------- -----------
     Cash Flows From Financing Activities
       Issuance of debt....................   3,803,414   4,053,734   2,928,304
       Payment of debt.....................  (2,985,322) (3,324,161) (1,894,904)
       Loans to related party..............        --       (17,100)      --
       Debt issue costs....................     (17,006)     (8,008)     (4,298)
       Proceeds from issuance of common
        units..............................       1,586       4,113     171,433
       Proceeds from issuance of i-units...     331,159     996,869       --
       Contributions from General Partner..       3,353      11,716       7,434
       Distributions to partners:
         Common units......................    (306,590)   (268,644)   (194,691)
         Class B units.....................     (12,540)     (8,501)      --
         General Partner...................    (253,344)   (181,198)    (91,366)
         Minority interest.................      (9,668)    (14,827)     (7,533)
       Other, net..........................       4,429      (2,778)        887
                                             ----------- ----------- -----------
     Net Cash Provided by Financing
      Activities...........................     559,471   1,241,215     915,266
                                             ----------- ----------- -----------
     Increase (Decrease) in Cash and Cash
      Equivalents..........................     (21,714)      3,483      19,267
     Cash and Cash Equivalents, beginning
      of period............................      62,802      59,319      40,052
                                             ----------- ----------- -----------
     Cash and Cash Equivalents, end of
      period...............................     $41,088     $62,802     $59,319
                                             =========== =========== ===========
     Noncash Investing and Financing
      Activities:
       Assets acquired by the issuance of    $     --    $    --      $ 179,623
        units..............................
       Assets acquired by the assumption of
        liabilities........................     213,861     293,871     333,301
    Supplemental disclosures of
     cash flow information:
       Cash paid during the year for
        Interest (net of capitalized
         interest)..........................    161,840     165,357      88,821
        Income taxes........................      1,464       2,168       1,806

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                       94



                                         KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES

                                             CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

                                                        2002                       2001                      2000
                                                -----------------------    ---------------------     ------------------------
                                                  Units        Amount        Units       Amount        Units         Amount
                                                ---------    ----------    ---------   ----------    ---------     ----------
                                                                          (Dollars in thousands)
    Common Units:
      Beginning Balance..................     129,855,018   $ 1,894,677  129,716,218  $ 1,957,357  118,274,274    $ 1,759,142
      Net income.........................              --       254,934           --      203,559           --        168,878
      Units issued as consideration in the
        acquisition of assets or
        Businesses.......................              --            --           --           --    2,428,344         53,050
      Units issued for cash..............          88,200         1,532      138,800        2,405    9,013,600        170,978
      Distributions......................              --      (306,590)          --     (268,644)          --       (194,691)
      Ending Balance.....................     129,943,218     1,844,553  129,855,018    1,894,677  129,716,218      1,957,357

    Class B Units:
      Beginning Balance..................       5,313,400       125,750    5,313,400      125,961           --             --
      Net income.........................              --        10,427           --        8,335           --             --
      Units issued as consideration in the
        acquisition of assets or
        Businesses.......................              --            --           --           --    5,313,400        125,961
      Units issued for cash..............              --            (2)          --          (44)          --             --
      Distributions......................              --       (12,540)          --       (8,502)          --             --
      Ending Balance.....................       5,313,400       123,635    5,313,400      125,750    5,313,400        125,961

    i-Units:
      Beginning Balance..................      30,636,363     1,020,153           --           --           --             --
      Net income.........................              --        72,200           --       28,354           --             --
      Units issued for cash..............      12,478,900       328,545   29,750,000      991,799           --             --
      Distributions......................       2,538,785            --      886,363           --           --             --
      Ending Balance.....................      45,654,048     1,420,898   30,636,363    1,020,153           --             --

    General Partner:
      Beginning Balance..................              --        54,628           --       33,749           --         15,656
      Net income.........................              --       270,816           --      202,095           --        109,470
      Units issued as consideration in the
        acquisition of assets or
        Businesses.......................              --            --           --           --           --            (11)
      Units issued for cash..............              --            --           --          (18)          --             --
      Distributions......................              --      (253,344)          --     (181,198)          --        (91,366)
      Ending Balance.....................              --        72,100           --       54,628           --         33,749

    Accumulated other comprehensive income:
      Beginning Balance..................              --        63,826           --           --           --             --
      Cumulative effect transition adj...              --            --           --      (22,797)          --             --
      Change in fair value of derivatives
        used for hedging purposes........              --      (116,560)          --       35,162           --             --
      Reclassification of change in fair
        value of derivatives to net
        Income...........................              --         7,477           --       51,461           --             --
      Ending Balance.....................              --       (45,257)          --       63,826           --             --

    Total Partners' Capital..............     180,910,666   $ 3,415,929  165,804,781  $ 3,159,034   135,029,618   $ 2,117,067

                        The accompanying notes are an integral part of these consolidated financial statements.


                                                                    95

             KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization

   General

   Kinder Morgan Energy Partners, L.P., the "Partnership", is a Delaware limited partnership formed in August 1992. We own and manage a diversified portfolio of energy transportation and storage assets. We provide services to our customers and create value for our unitholders primarily through the following activities:

   o transporting, storing and processing refined petroleum products;

   o transporting, storing and selling natural gas;

   o transporting and selling carbon dioxide for use in, and selling crude oil produced from, enhanced oil recovery operations; and

   o transloading, storing and delivering a wide variety of bulk, petroleum and petrochemical products at terminal facilities located across the United
     States.

   We focus on providing fee-based services to customers, avoiding commodity price risks and taking advantage of the tax benefits of a limited partnership structure. We trade on the New York Stock Exchange under the symbol "KMP" and presently conduct our business through four reportable business segments:

   o Products Pipelines;

   o Natural Gas Pipelines;

   o CO2 Pipelines; and

   o Terminals.

   For more information on our reportable business segments, see Note 15.

   Kinder Morgan, Inc.

   Kinder Morgan, Inc., a Kansas corporation, is the sole stockholder of
Kinder Morgan (Delaware), Inc.  Kinder Morgan (Delaware), Inc., a Delaware
corporation, is the sole stockholder of our general partner, Kinder Morgan
G.P., Inc.  Kinder Morgan, Inc. is referred to as "KMI" in this report.  KMI trades on the New York Stock Exchange under the symbol "KMI" and is one of the largest energy transportation and storage companies in the United States, operating, either for itself or on our behalf, more than 30,000 miles of natural gas and products pipelines.  It also has significant retail distribution, electric generation and terminal assets.  At December 31, 2002,
KMI and its consolidated subsidiaries owned, through its general and limited partner interests, an approximate 19.2% interest in us.  As a result of owning this significant interest in us, KMI receives a substantial portion of its earnings from returns on this investment.

   Kinder Morgan Management, LLC

   Kinder Morgan Management, LLC, a Delaware limited liability company, was formed on February 14, 2001. It is referred to as "KMR" in this report. Our general partner owns all of KMR's voting securities and, pursuant to a delegation of control agreement, our general partner delegated to KMR, to the fullest extent permitted under Delaware law and our partnership agreement, all of its power and authority to manage and control our business and affairs, except that KMR cannot take certain specified actions without the approval of our general partner. Under

                                       96

the delegation of control agreement, KMR manages and controls our business and affairs and the business and affairs of our operating limited partnerships and their subsidiaries. Furthermore, in accordance with its limited liability company agreement, KMR's activities are limited to being a limited partner in, and managing and controlling the business and affairs of us, our operating limited partnerships and their subsidiaries.

   In May 2001, KMR issued 2,975,000 of its shares representing limited liability company interests to KMI and 26,775,000 of its shares to the public in an initial public offering. KMR's shares were initially issued at a price of
$35.21 per share, less commissions and underwriting expenses, and the shares trade on the New York Stock Exchange under the symbol "KMR". Substantially all of the net proceeds from the offering were used to buy i-units from us. The
i-units are a separate class of limited partner interests in us and are issued only to KMR. When it purchased i-units from us, KMR became a limited partner in
us. At December 31, 2002, KMR and its consolidated subsidiary owned approximately 25.2% of our outstanding limited partner units. KMR receives all of its earnings from returns on this investment.

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

   o the amounts we report for assets and liabilities;

   o our disclosure of contingent assets and liabilities at the date of the financial statements; and

   o the amounts we report for revenues and expenses during the reporting period.

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

   In preparing our financial statements and related disclosures, we must use estimates in determining the economic useful lives of our assets, the fair values used to determine possible asset impairment charges, provisions for uncollectible accounts receivable, exposures under contractual indemnifications and various other recorded or disclosed amounts. However, we believe that certain accounting policies are of more significance in our financial statement preparation process than others.

   Cash Equivalents

   We define cash equivalents as all highly liquid short-term investments with original maturities of three months or less.

                                       97

Accounts Receivables

   Our policy for determining an appropriate allowance for doubtful accounts varies according to the type of business being conducted and the customers being served. An allowance for doubtful accounts is charged to expense monthly, generally using a percentage of revenue or receivables, based on a historical analysis of uncollected amounts, adjusted as necessary for changed circumstances and customer-specific information. When specific receivables are determined to be uncollectible, the reserve and receivable are relieved. The following tables show the balance in the allowance for doubtful accounts and activity for the years ended December 31, 2002, 2001 and 2000.

                        Valuation and Qualifying Accounts
                                 (In thousands)

                                  Year Ended December 31, 2002
                ----------------------------------------------------------------
                            Additions   Additions
                Balance at  charged to  charged to                  Balance at
                beginning   costs and     other                       end of
                of Period   expenses    accounts(1)  Deductions(2)    period
                ----------  ----------  -----------  -------------  ----------
Allowance for
Doubtful
Accounts.....    $ 7,556     $   822      $    4       $  (290)      $ 8,092
----------

(1)Additions represent the allowance recognized when we acquired IC Terminal
   Holdings Company and Consolidated Subsidiaries.

(2)Deductions represent the write-off of receivables and the revaluation of the allowance account.

                                  Year Ended December 31, 2001
                ----------------------------------------------------------------
                            Additions   Additions
                Balance at  charged to  charged to                  Balance at
                beginning   costs and     other                       end of
                of Period   expenses    accounts(1)  Deductions(2)    period
                ----------  ----------  -----------  -------------  ----------
Allowance for
Doubtful
Accounts.....    $ 4,151     $ 3,641      $ 1,362      $(1,598)      $ 7,556
----------

(1)Additions represent the allowance recognized when we acquired CALNEV Pipe
   Line LLC and Kinder Morgan Liquids Terminals LLC, as well as transfers from other accounts.

(2)Deductions represent the write-off of receivables and the revaluation of the allowance account.

                                  Year Ended December 31, 2000
                ----------------------------------------------------------------
                            Additions   Additions
                Balance at  charged to  charged to                  Balance at
                beginning   costs and     other                       end of
                of Period   expenses    accounts(1)  Deductions(2)    period
                ----------  ----------  -----------  -------------  ----------
Allowance for
Doubtful
Accounts.....    $ 6,717     $  --        $ 2,718      $(5,284)      $ 4,151
----------

(1)Additions represent the allowance recognized when we acquired our Natural
   Gas Pipelines.

(2)Deductions represent the write-off of receivables and the revaluation of the allowance account.

   In addition, at December 31, 2002, our balance of Accrued other current liabilities in the accompanying consolidated balance sheet included approximately $38.7 million related to customer prepayments.

   Inventories

   Our inventories of products consist of natural gas liquids, refined petroleum products, natural gas, carbon dioxide and coal. We report these assets at the lower of weighted-average cost or market. We report materials and supplies at the lower of cost or market.

                                       98

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

   Our exploration and production activities are accounted for under the successful efforts method of accounting. Under this method, costs of productive wells and development dry holes, both tangible and intangible, as well as productive acreage are capitalized and amortized on the unit-of-production method. Proved developed reserves are used in computing units-of-production rates for drilling and development costs, and total proved reserves are used for depletion of leasehold costs. The basis for units-of-production rate determination is by field. We charge the original cost of property sold or retired to accumulated depreciation and amortization, net of salvage and cost of removal. We do not include retirement gain or loss in income except in the case of significant retirements or sales.

       We review for the impairment of long-lived assets whenever events or changes in circumstances indicate that our carrying amount of an asset may not be recoverable. We would recognize an impairment loss when estimated future cash flows expected to result from our use of the asset and its eventual disposition is less than its carrying amount.

   On January 1, 2002, we adopted Statement of Financial Accounting Standards
No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" and we
now evaluate the impairment of our long-lived assets in accordance with this
Statement. This statement retains the requirements of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed
Of", however, this statement requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less the cost to sell it. Furthermore, the scope of discontinued operations is expanded to include all components of an entity with operations of the entity in a disposal transaction. The adoption of SFAS No. 144 has not had an impact on our business, financial position or results of operations. In practice, the composite life may not be determined with a high degree of precision, and hence the composite life may not reflect the weighted average of the expected useful lives of the asset's principal components.

   Equity Method of Accounting

   We account for investments in greater than 20% owned affiliates, which we do not control, by the equity method of accounting. Under this method, an investment is carried at our acquisition cost, plus our equity in undistributed earnings or losses since acquisition.

   Excess of Cost Over Fair Value

   Effective January 1, 2002, we adopted SFAS No. 141, "Business Combinations"
and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141
supercedes Accounting Principles Board Opinion No. 16 and requires that all transactions fitting the description of a business combination be accounted for using the purchase method and prohibits the use of the pooling of interests for all business combinations initiated after June 30, 2001. The Statement also modifies the accounting for the excess of cost over the fair value of net assets acquired as well as intangible assets acquired in a business combination. The provisions of this Statement apply to all business combinations initiated after
June 30, 2001, and all business combinations accounted for by the purchase method that are completed after July 1, 2001. In addition, this Statement requires disclosure of the primary reasons for a business combination and the allocation of the purchase price paid to the assets acquired and liabilities assumed by major balance sheet caption.

   SFAS No. 142 supercedes Accounting Principles Board Opinion No. 17 and requires that goodwill no longer be amortized, but instead should be tested, at least on an annual basis, for impairment. A benchmark assessment of potential impairment must also be completed within six months of adopting SFAS No. 142.
After the first six

                                       99

months, goodwill will be tested for impairment annually or as changes in circumstances require. SFAS No. 142 applies to any goodwill acquired in a business combination completed after June 30, 2001. Other intangible assets are to be amortized over their useful life and reviewed for impairment in accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal
of Long-Lived Assets". An intangible asset with an indefinite useful life can no longer be amortized until its useful life becomes determinable. In addition, this Statement requires disclosure of information about goodwill and other intangible assets in the years subsequent to their acquisition that was not previously required. Required disclosures include information about the changes in the carrying amount of goodwill from period to period and the carrying amount of intangible assets by major intangible asset class.

   These accounting pronouncements required that we prospectively cease amortization of all intangible assets having indefinite useful economic lives.
Such assets, including goodwill, are not to be amortized until their lives are determined to be finite. In addition, a recognized intangible asset with an indefinite useful life and goodwill should be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of the asset has decreased below its carrying value. We completed this initial transition impairment test in June 2002 and determined that our goodwill and such intangible assets were not impaired as of January 1, 2002.

   Prior to January 1, 2002, we amortized the excess cost over the underlying net asset book value of our equity investments using the straight-line method over the estimated remaining useful lives of the assets in accordance with
Accounting Principles Board Opinion No. 16 "Business Combinations". We amortized this excess for undervalued depreciable assets over a period not to exceed 50 years and for intangible assets over a period not to exceed 40 years. For our consolidated affiliates, we reported amortization of excess cost over fair value of net assets (goodwill) as amortization expense in our accompanying consolidated statements of income. For our investments accounted for under the equity method, we reported amortization of excess cost on investments as amortization of excess cost of equity investments in our accompanying consolidated statements of income.

   Our total unamortized excess cost over fair value of net assets in consolidated affiliates was approximately $716.6 million as of December 31, 2002 and $546.7 million as of December 31, 2001. Such amounts are included within goodwill on our accompanying consolidated balance sheets. Our total unamortized excess cost over underlying fair value of net assets accounted for under the equity method was approximately $140.3 million as of December 31, 2002 and
December 31, 2001. Per our adoption of SFAS No. 142, the December 31, 2002 balance is included within goodwill on our accompanying consolidated balance sheet and the December 31, 2001 balance is included within investments on our accompanying consolidated balance sheet.

   In addition to our annual impairment test, we periodically reevaluate the amount at which we carry the excess of cost over fair value of net assets of businesses we acquired, as well as the amortization period for such assets, to determine whether current events or circumstances warrant adjustments to our carrying value and/or revised estimates of useful lives in accordance with
Accounting Principles Board Opinion No. 18 "The Equity Method of Accounting for
Investments in Common Stock". At December 31, 2002, we believed no such impairment had occurred and no reduction in estimated useful lives was warranted.

   For more information on our acquisitions, see Note 3. For more information on our investments, see Note 7.

   Revenue Recognition

   We recognize revenues for our pipeline operations based on delivery of actual volume transported or minimum obligations under take-or-pay contracts. We recognize bulk terminal transfer service revenues based on volumes loaded. We recognize liquids terminal tank rental revenue ratably over the contract period.
We recognize liquids terminal through-put revenue based on volumes received or volumes delivered depending on the customer contract. Liquids terminal minimum take-or-pay revenue is recognized at the end of the contract year or contract term depending on the terms of the contract. We recognize transmix processing revenues based on volumes processed or sold, and if applicable, when title has passed. We recognize energy-related product sales revenues based on delivered quantities of product.

   Capitalized Interest

   We capitalize interest expense during the new construction or upgrade of qualifying assets.  Interest expense

                                      100

capitalized in 2002, 2001 and 2000 was $5.8 million, $3.1 million and $2.5 million, respectively.

   Unit-Based Compensation

   SFAS No. 123, "Accounting for Stock-Based Compensation", encourages, but does not require, entities to adopt the fair value method of accounting for stock or unit-based compensation plans. As allowed under SFAS No. 123, we apply
Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to
Employees," and related interpretations in accounting for common unit options granted under our common unit option plan. Accordingly, compensation expense is not recognized for common unit options unless the options are granted at an exercise price lower than the market price on the grant date. Pro forma information regarding changes in net income and per unit data, if the accounting prescribed by SFAS No. 123 had been applied, is not material. No compensation expense has been recorded since the options were granted at exercise prices equal to the market prices at the date of grant. For more information on unit-based compensation, see Note 13.

   Environmental Matters

   We expense or capitalize, as appropriate, environmental expenditures that relate to current operations. We expense expenditures that relate to an existing condition caused by past operations, which do not contribute to current or future revenue generation. We do not discount environmental liabilities to a net present value and we record environmental liabilities when environmental assessments and/or remedial efforts are probable and we can reasonably estimate the costs. Generally, our recording of these accruals coincides with our completion of a feasibility study or our commitment to a formal plan of action.

   We utilize both internal staff and external experts to assist us in identifying environmental issues and in estimating the costs and timing of remediation efforts. Often, as the remediation evaluation and effort progresses, additional information is obtained, requiring revisions to estimated costs.
These revisions are reflected in our income in the period in which they are reasonably determinable. In December 2002, after a thorough review of any potential environmental issues that could impact our assets or operations and of our need to correctly record all related environmental contingencies, we recognized a $0.3 million non-recurring reduction in environmental expense and in our overall accrued environmental liability, and we included this amount within Other, net in the accompanying Consolidated Statement of Income for 2002.
The $0.3 million income item resulted from the necessity of properly adjusting and realigning our environmental expenses and accrued liabilities between our reportable business segments, specifically between our Products Pipelines and our Terminals business segments. The $0.3 million reduction in environmental expense resulted in a $15.7 million non-recurring loss to our Products Pipelines business segment and a $16.0 million non-recurring gain to our Terminals business segment.

   Legal

   We are subject to litigation and regulatory proceedings as the result of our business operations and transactions. We utilize both internal and external counsel in evaluating our potential exposure to adverse outcomes from orders, judgments or settlements. To the extent that actual outcomes differ from our estimates, or additional facts and circumstances cause us to revise our estimates, our earnings will be affected. In general, we expense legal costs as incurred. When we identify specific litigation that is expected to continue for a significant period of time and require substantial expenditures, we identify a range of possible costs expected to be required to litigate the matter to a conclusion or reach an acceptable settlement. If no amount within this range is a better estimate than any other amount, we record a liability equal to the low end of the range. Any such liability recorded is revised as better information becomes available.

   Pension

   We are required to make assumptions and estimates regarding the accuracy of our pension investment returns. Specifically, these include:

   o our investment return assumptions;

   o the significant estimates on which those assumptions are based; and

                                      101

   o the potential impact that changes in those assumptions could have on our reported results of operations and cash flows.

   We consider our overall pension liability exposure to be minimal in relation to the value of our total consolidated assets and net income. However, in accordance with SFAS No. 87, "Employers' Accounting for Pensions", a component of our net periodic pension cost includes the return on pension plan assets, including both realized and unrealized changes in the fair market value of pension plan assets.

     A source of volatility in pension costs comes from this inclusion of unrealized or market value gains and losses on pension assets as part of the components recognized as pension expense. To prevent wide swings in pension expense from occurring because of one-time changes in fund values, SFAS No. 87 allows for the use of an actuarial computed "expected value" of plan asset gains or losses to be the actual element included in the determination of pension expense. The actuarial derived expected return on pension assets not only employs an expected rate of return on plan assets, but also assumes a market-related value of plan assets, which is a calculated value that recognizes changes in fair value in a systematic and rational manner over not more than five years. As required, we disclose the weighted average expected long-run rate of return on our plan assets, which is used to calculate our plan assets'
expected return. For more information on our pension disclosures, see Note 10.

   Gas Imbalances and Gas Purchase Contracts

   We value gas imbalances due to or due from interconnecting pipelines at the lower of cost or market. Gas imbalances represent the difference between customer nominations and actual gas receipts from and gas deliveries to our interconnecting pipelines under various Operational Balancing Agreements.
Natural gas imbalances are settled in cash or made up in-kind subject to the pipelines' various terms.

   Minority Interest

   As of December 31, 2002, minority interest consists of the following:

   o the 1.0101% general partner interest in our operating partnerships;

   o the 0.5% special limited partner interest in SFPP, L.P.;

   o the 50% interest in Globalplex Partners, a Louisiana joint venture owned
     50% and controlled by Kinder Morgan Bulk Terminals, Inc.;

   o the approximate 32% interest in MidTex Gas Storage Company, L.L.P., a Texas limited liability partnership owned approximately 68% and controlled by
     Kinder Morgan Texas Pipeline L.P. and its consolidated subsidiaries; and

   o the 33 1/3% interest in International Marine Terminals, a Louisiana partnership owned 66 2/3% and controlled by Kinder Morgan Operating L.P.
     "C".

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

   Some of our corporate subsidiaries and corporations in which we have an equity investment do pay federal and state income taxes. Deferred income tax assets and liabilities for certain operations conducted through corporations are recognized for temporary differences between the assets and liabilities for financial reporting and tax purposes. Changes in tax legislation are included in the relevant computations in the period in which such changes are

                                      102

effective. Deferred tax assets are reduced by a valuation allowance for the amount of any tax benefit not expected to be realized.

   Comprehensive Income

   Statement of Financial Accounting Standards No. 130, "Accounting for
Comprehensive Income", requires that enterprises report a total for comprehensive income. For each of the years ended December 31, 2002 and 2001, the only difference between our net income and our comprehensive income was the unrealized gain or loss on derivatives utilized for hedging purposes. There was no difference between our net income and our comprehensive income for the year ended December 31, 2000. For more information on our risk management activities, see Note 14.

   Net Income Per Unit

   We compute Basic Limited Partners' Net Income per Unit by dividing Limited
Partners' interest in Net Income by the weighted average number of units outstanding during the period. Diluted Limited Partners' Net Income per Unit reflects the potential dilution, by application of the treasury stock method, that could occur if options to issue units were exercised, which would result in the issuance of additional units that would then share in our net income.

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

   Risk Management Activities

   We utilize energy derivatives for the purpose of mitigating our risk resulting from fluctuations in the market price of natural gas, natural gas liquids, crude oil and carbon dioxide. In addition, we enter into interest rate swap agreements for the purpose of hedging the interest rate risk associated with our fixed rate debt obligations. Prior to December 31, 2000, our accounting policy for these activities was based on a number of authoritative pronouncements including SFAS No. 80, "Accounting for Futures Contracts". Our
new policy, which is based on SFAS No. 133, "Accounting for Derivative
Instruments and Hedging Activities", became effective on January 1, 2001.

   Effective January 1, 2001, we adopted SFAS No. 133, as amended by SFAS No.
137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of
the Effective Date of FASB Statement No.133" and No. 138, "Accounting for
Certain Derivative Instruments and Certain Hedging Activities". SFAS No. 133
established accounting and reporting standards requiring that every derivative financial instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. If the derivatives meet those criteria, SFAS
No. 133 allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company formally designate a derivative as a hedge and document and assess the effectiveness of derivatives associated with transactions that receive hedge accounting.

   Furthermore, if the derivative transaction qualifies for and is designated as a normal purchase and sale, it is exempted from the fair value accounting requirements of SFAS No. 133 and is accounted for using traditional accrual accounting. Our derivatives that hedge our commodity price risks involve our normal business activities, which include the sale of natural gas, natural gas liquids, oil and carbon dioxide, and these derivatives have been designated as cash flow hedges as defined by SFAS No. 133. SFAS No. 133 designates derivatives that hedge

                                      103

exposure to variable cash flows of forecasted transactions as cash flow hedges and the effective portion of the derivative's gain or loss is initially reported as a component of other comprehensive income (outside earnings) and subsequently reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately. See Note 14 for more information on our risk management activities.

3.  Acquisitions and Joint Ventures

   During 2000, 2001 and 2002, we completed the following significant acquisitions. Each of the acquisitions was accounted for under the purchase method and the assets acquired and liabilities assumed were recorded at their estimated fair market values as of the acquisition date. The results of operations from these acquisitions are included in our consolidated financial statements from the date of acquisition.

   Milwaukee Bulk Terminals, Inc. and Dakota Bulk Terminal, Inc.

   Effective January 1, 2000, we acquired all of the shares of the capital stock of Milwaukee Bulk Terminals, Inc. and Dakota Bulk Terminal, Inc. We paid an aggregate consideration of approximately $31.0 million, including 1,148,344 common units, approximately $0.8 million in cash and the assumption of approximately $7.0 million in liabilities. The Milwaukee terminal is located on nine acres of property leased from the Port of Milwaukee. Its major cargoes are coal, bulk de-icing salt and fertilizer. The Dakota terminal, located in St.
Paul, Minnesota, primarily handles bulk de-icing salt and grain products.

   Our purchase price and our allocation to assets acquired and liabilities assumed was as follows (in thousands):

             Purchase price:
              Common units issued....................  $23,319
              Cash  paid, including transaction costs      757
              Liabilities assumed....................    6,960
                                                       -------
              Total purchase price...................  $31,036
                                                       =======
             Allocation of purchase price:
              Current assets.........................  $ 1,764
              Property, plant and equipment..........   15,201
              Goodwill...............................   14,071
                                                       -------
                                                       $31,036
                                                       =======

   Kinder Morgan CO2 Company, L.P.

   Effective April 1, 2000, we acquired the remaining 78% limited partner interest and the 2% general partner interest in Shell CO2 Company, Ltd. from
Shell for approximately $212.1 million and the assumption of approximately $37.1 million of liabilities. We renamed the limited partnership Kinder Morgan CO2
Company, L.P., and going forward from April 1, 2000, we have included its results as part of our consolidated financial statements under our CO2 Pipelines business segment. As is the case with all of our operating partnerships, we own a 98.9899% limited partner interest in KMCO2 and our general partner owns a direct 1.0101% general partner interest.

   Our purchase price and our allocation to assets acquired and liabilities assumed was as follows (in thousands):

             Purchase price:
              Cash paid, including transaction costs   $212,081
              Liabilities assumed...................     37,080
                                                       --------
              Total purchase price..................   $249,161
                                                       ========
             Allocation of purchase  price:
              Current assets........................   $ 51,870
              Property, plant and equipment.........    230,332
              Goodwill..............................     45,751
              Equity investments....................    (79,693)(a)
              Deferred charges and other assets.....        901
                                                       --------
                                                       $249,161
                                                       ========

                                      104

(a) Represents reclassification of our original 20% equity investment in Shell
CO2 Company, L.P. of ($86.7) million and our allocation of purchase price to the equity investment purchased in our acquisition of Shell CO2 Company, L.P. of
$7.0 million.

   Devon Energy

   Effective June 1, 2000, KMCO2 acquired significant interests in carbon dioxide pipeline assets and oil-producing properties from Devon Energy
Production Company L.P. for $53.4 million. Included in the acquisition was an approximate 81% equity interest in the Canyon Reef Carriers CO2 Pipeline, an approximate 71% working interest in the SACROC oil field, and minority interests in the Sharon Ridge unit and the Reinecke unit. All of the assets and properties are located in the Permian Basin of West Texas.

   Our purchase price and our allocation to assets acquired and liabilities assumed was as follows (in thousands):

             Purchase price:
              Cash paid, including transaction costs   $53,435
                                                       -------
              Total purchase price..................   $53,435
                                                       =======
             Allocation of purchase price:
              Property, plant and equipment.........   $53,435
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

   Our purchase price and our allocation to assets acquired and liabilities assumed was as follows (in thousands):

             Purchase price:
              Cash paid, including transaction costs   $45,696
              Liabilities assumed...................    11,462
                                                       -------
              Total purchase price..................   $57,158
                                                       =======
             Allocation of purchase price:
              Current assets........................   $19,862
              Property, plant and equipment.........    37,289
              Deferred charges and other assets.....         7
                                                       -------
                                                       $57,158
                                                       =======

   Cochin Pipeline

   Effective November 3, 2000, we acquired from NOVA Chemicals Corporation an undivided 32.5% interest in the Cochin Pipeline System for approximately $120.5 million. On June 20, 2001, we acquired an additional 2.3% ownership interest from Shell Canada Limited for approximately $8.1 million. In January 2002, we purchased an additional 10% ownership interest from NOVA Chemicals Corporation for approximately $29 million. The January 2002 transaction was made effective
December 31, 2001. We now own approximately 44.8% of the Cochin Pipeline System and the remaining interests are owned by subsidiaries of BP Amoco and
ConocoPhillips. We record our proportional share of joint venture revenues and expenses and cost of joint venture assets with respect to the Cochin Pipeline
System as part of our Products Pipelines business segment.

   Our purchase price and our allocation to assets acquired and liabilities assumed was as follows (in thousands):

             Purchase price:
              Cash paid, including transaction costs   $157,613
                                                       --------
              Total purchase price..................   $157,613
                                                       ========
             Allocation of purchase price:
              Property, plant and equipment.........   $157,613
                                                       --------
                                                       $157,613
                                                       ========

                                      105

   Delta Terminal Services LLC

   Effective December 1, 2000, we acquired all of the shares of the capital stock of Delta Terminal Services LLC, formerly Delta Terminal Services, Inc., for approximately $118.1 million and the assumption of approximately $18.0 million of liabilities. The acquisition includes two liquid bulk storage terminals in New Orleans, Louisiana and Cincinnati, Ohio.

   Our purchase price and our allocation to assets acquired and liabilities assumed was as follows (in thousands):

             Purchase price:
              Cash paid, including transaction costs   $118,112
              Liabilities assumed...................     17,976
                                                       --------
              Total purchase price..................   $136,088
                                                       ========
             Allocation of purchase price:
              Current assets........................   $  1,137
              Property, plant and equipment.........     70,610
              Goodwill..............................     64,304
              Deferred charges and other assets.....         37
                                                       --------
                                                       $136,088
                                                       ========

   MKM Partners, L.P.

   On December 28, 2000, we announced that KMCO2 had entered into a definitive agreement to form a joint venture with Marathon Oil Company in the southern
Permian Basin of West Texas. The joint venture holds a nearly 13% interest in the SACROC unit and a 49.9% interest in the Yates Field unit. The joint venture was formed on January 1, 2001 and named MKM Partners, L.P. As of December 31,
2000, we paid $34.2 million plus committed 30 billion cubic feet of carbon dioxide for our 7.5% interest in the Yates field unit. In January 2001, we contributed our interest in the Yates field unit together with an approximate 2%
interest in the SACROC unit in return for a 15% interest in the joint venture.
In January 2001, Marathon Oil Company purchased an approximate 11% interest in the SACROC unit from KMCO2 for $6.2 million. Marathon Oil Company then contributed this interest in the SACROC unit and its 42.4% interest in the Yates field unit for an 85% interest in the joint venture. Going forward from January
1, 2001, we accounted for this investment under the equity method of accounting.

   Our purchase price and our allocation to assets acquired and liabilities assumed was as follows (in thousands):

             Purchase price:
              Cash paid, including transaction costs   $34,163
                                                       -------
              Total purchase price..................   $34,163
                                                       =======
             Allocation of purchase price:
              Equity investments....................   $34,163
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
As consideration for these assets, we paid to KMI $192.7 million in cash and approximately $156.3 million in units, consisting of 1,280,000 common units and
5,313,400 Class B units. We also assumed liabilities of approximately $272.7 million. The purchase price for the transaction was determined by the boards of directors of KMI and our general partner based on pricing principles used in the acquisition of similar assets. This transaction was approved unanimously by the independent directors of our general partner, with the benefit of advice of independent legal and financial advisors, including a fairness opinion from the investment banking firm A.G. Edwards & Sons, Inc.

                                      106

Our purchase price and our allocation to assets acquired and liabilities assumed was as follows (in thousands):

             Purchase price:
              Common and Class B units issued.......   $156,305
              Cash paid, including transaction costs    192,677
              Liabilities assumed...................    272,718
                                                       --------
              Total purchase price..................   $621,700
                                                       ========
             Allocation of purchase price:
              Current assets........................   $255,320
              Property, plant and equipment.........    137,145
              Intangible-leasehold Value............    179,390
              Equity investments....................     45,225
              Deferred charges and other assets.....      4,620
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

   Our purchase price and our allocation to assets acquired and liabilities assumed was as follows (in thousands):

             Purchase price:
              Cash paid, including transaction costs   $11,233
              Liabilities assumed...................     1,788
                                                       -------
              Total purchase price..................   $13,021
                                                       =======
             Allocation of purchase price:
              Current assets........................   $ 4,465
              Property, plant and equipment.........     8,556
                                                       -------
                                                       $13,021
                                                       =======

   Domestic Pipelines and Terminals Businesses from GATX

   During the first quarter of 2001, we acquired GATX Corporation's domestic pipeline and terminal businesses. The acquisition included:

   o Kinder Morgan Liquids Terminals LLC (formerly GATX Terminals
     Corporation), effective January 1, 2001;

   o Central Florida Pipeline LLC (formerly Central Florida Pipeline
     Company), effective January 1, 2001; and

   o CALNEV Pipe Line LLC (formerly CALNEV Pipe Line Company), effective March
     30, 2001.

   KMLT's assets then included 12 terminals, located across the United States, which stored approximately 35.6 million barrels of refined petroleum products and chemicals. Five of the terminals are included in our Terminals business segment, and the remaining assets are included in our Products Pipelines business segment. Central Florida Pipeline LLC consists of a 195-mile pipeline transporting refined petroleum products from Tampa to the growing Orlando,
Florida market. CALNEV Pipe Line LLC consists of a 550-mile refined petroleum products pipeline originating in Colton, California and extending into the growing Las Vegas, Nevada market. The pipeline interconnects in Colton with our
Pacific operations' West Line pipeline segment. Our purchase price was approximately $1,233.4 million, consisting of $975.4 million in cash, $134.8 million in assumed debt and $123.2 million in assumed liabilities.

                                      107

   Our purchase price and our allocation to assets acquired and liabilities assumed was as follows (in thousands):

             Purchase price:
              Cash paid, including transaction costs   $  975,428
              Debt assumed..........................      134,746
              Liabilities assumed...................      123,246
                                                       ----------
              Total purchase price..................   $1,233,420
                                                       ==========
             Allocation of purchase price:
              Current assets........................   $   32,364
               Property, plant and equipment........      928,736
               Deferred charges and other assets....        4,785
               Goodwill.............................      267,535
                                                       ----------
                                                       $1,233,420
                                                       ==========

   Pinney Dock & Transport LLC

   Effective March 1, 2001, we acquired all of the shares of the capital stock of Pinney Dock & Transport LLC, formerly Pinney Dock & Transport Company, for approximately $51.7 million. The acquisition includes a bulk product terminal located in Ashtabula, Ohio on Lake Erie. The facility handles iron ore, titanium ore, magnetite and other aggregates. Our purchase price consisted of approximately $41.7 million in cash and approximately $10.0 million in assumed liabilities.

   Our purchase price and our allocation to assets acquired and liabilities assumed was as follows (in thousands):

             Purchase price:
              Cash paid, including transaction costs   $41,674
              Liabilities assumed...................    10,055
                                                       -------
              Total purchase price..................   $51,729
                                                       =======
             Allocation of purchase price:
              Current assets........................   $ 1,970
              Property, plant and equipment.........    32,467
              Deferred charges and other assets.....       487
              Goodwill..............................    16,805
                                                       -------
                                                       $51,729
                                                       =======

   Bulk Terminals from Vopak

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

   Our purchase price and our allocation to assets acquired and liabilities assumed was as follows (in thousands):

             Purchase price:
              Cash paid, including transaction costs   $43,622
              Liabilities assumed...................       700
                                                       -------
              Total purchase price..................   $44,322
                                                       =======
             Allocation of purchase price:
              Property, plant and equipment.........   $44,322
                                                       =======

   Kinder Morgan Texas Pipeline

   Effective July 18, 2001, we acquired, from an affiliate of Occidental
Petroleum Corporation, K M Texas Pipeline, L.P., a partnership that owned a natural gas pipeline system in the State of Texas. Prior to our acquisition of this natural gas pipeline system, these assets were leased and operated by
Kinder Morgan Texas Pipeline, L.P., a business unit included in our Natural Gas
Pipelines business segment. As a result of this acquisition, we will be released from lease payments of $40 million annually from 2002 through 2005 and $30 million annually from 2006

                                      108

   through 2026. The acquisition included 2,600 miles of pipeline that primarily transports natural gas from south Texas and the Texas Gulf Coast to the greater
Houston/Beaumont area. In addition, we signed a five-year agreement to supply approximately 90 billion cubic feet of natural gas to chemical facilities owned by Occidental affiliates in the Houston area. Our purchase price was approximately $326.1 million and the entire cost was allocated to property, plant and equipment. We merged K M Texas Pipeline, L.P. into Kinder Morgan Texas
Pipeline, L.P. on August 1, 2002.

   Our purchase price and our allocation to assets acquired and liabilities assumed was as follows (in thousands):

             Purchase price:
              Cash paid, including transaction costs    $359,059
              Release SFAS No. 13 deferred credit
               previously held......................     (32,918)
                                                        ---------
              Total purchase price.................     $326,141
                                                        ========
             Allocation of purchase price:
               Property, plant and equipment........    $326,141
                                                        --------
                                                        $326,141

   Note: These assets were previously leased from a third party under an operating lease. The released Statement of Financial Accounting Standards No.
13, "Accounting for Leases" deferred credit relates to a deferred credit accumulated to spread non-straight line operating lease rentals over the period expected to benefit from those rentals.

   The Boswell Oil Company

   Effective August 31, 2001, we acquired from The Boswell Oil Company three terminals located in Cincinnati, Ohio; Pittsburgh, Pennsylvania; and Vicksburg,
Mississippi. The Cincinnati and Pittsburgh terminals handle both liquids and dry-bulk materials. The Vicksburg terminal is a break-bulk facility, primarily handling paper and steel products. As a result of the acquisition, we continued
the expansion of our bulk terminal businesses and entered new markets. Our purchase price was approximately $22.4 million, consisting of approximately
$18.0 million in cash, a $3.0 million one-year note payable and approximately
$1.4 million in assumed liabilities.

   Our purchase price and our allocation to assets acquired and liabilities assumed was as follows (in thousands):

             Purchase price:
              Cash paid, including transaction costs   $18,035
              Note payable..........................     3,000
              Liabilities assumed...................     1,364
                                                       -------
              Total purchase price..................   $22,399
                                                       =======
             Allocation of purchase price:
              Current assets........................   $ 1,658
              Property, plant and equipment.........     9,867
              Intangibles-Contract Rights...........     4,000
              Goodwill..............................     6,874
                                                       -------
                                                       $22,399
                                                       =======

   The $6.9 million of goodwill was assigned to our Terminals business segment and the entire amount is expected to be deductible for tax purposes.

   Liquids Terminals from Stolt-Nielsen

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
Our purchase price was approximately $70.8 million, consisting of approximately $44.8 million in cash, $25.0 million in assumed debt and $1.0 million in assumed liabilities.

                                      109

   Our purchase price and our allocation to assets acquired and liabilities assumed was as follows (in thousands):

             Purchase price:
              Cash paid, including transaction costs   $44,838
              Debt assumed..........................    25,000
              Liabilities assumed...................     1,000
                                                       -------
              Total purchase price..................   $70,838
                                                       =======
             Allocation of purchase price:
              Property, plant and equipment.........   $70,763
              Goodwill..............................        75
                                                       -------
                                                       $70,838
                                                       =======

   The $0.1 million of goodwill was assigned to our Terminals business segment and the entire amount is expected to be deductible for tax purposes.

   Interests in Snyder and Diamond M Plants

   On November 14, 2001, we announced that KMCO2 had purchased Mission
Resources Corporation's interests in the Snyder Gasoline Plant and Diamond M
Gas Plant.  In December 2001, KMCO2 purchased Torch E&P Company's interest in the Snyder Gasoline Plant and entered into a definitive agreement to purchase
Torch's interest in the Diamond M Gas Plant.  We paid approximately $20.9 million for these interests.  All of these assets are located in the Permian
Basin of West Texas.  As a result of the acquisition, we increased our ownership interests in both plants, each of which process gas produced by the
SACROC unit.  The acquisition expanded our carbon dioxide-related operations and complemented our working interests in oil-producing fields located in
West Texas.  Currently, we own an approximate 22% ownership interest in the
Snyder Gasoline Plant and a 51% ownership interest in the Diamond M Gas
Plant.  The acquired interests are included as part of our CO2 Pipelines business segment.

   Our purchase price and our allocation to assets acquired and liabilities assumed was as follows (in thousands):

             Purchase price:
              Cash paid, including transaction costs   $20,872
                                                       -------
              Total purchase price..................   $20,872
                                                       =======
             Allocation of purchase price:
              Property, plant and equipment.........   $20,872
                                                       -------
                                                       $20,872
                                                       =======

   Kinder Morgan Materials Services LLC

   Effective January 1, 2002, we acquired all of the equity interests of
Kinder Morgan Materials Services LLC for approximately $8.9 million and the assumption of approximately $3.3 million of liabilities, including long-term debt of $0.4 million.  Kinder Morgan Materials Services LLC currently operates more than 60 transload facilities in 20 states.  The facilities handle dry-bulk products, including aggregates, plastics and liquid chemicals.  The acquisition of Kinder Morgan Materials Services LLC expanded our growing terminal operations and is part of our Terminals business segment.

   Our purchase price and our allocation to assets acquired and liabilities assumed was as follows (in thousands):

             Purchase price:
              Cash paid, including transaction costs   $ 8,916
              Debt assumed..........................       357
              Liabilities assumed...................     2,967
                                                       -------
              Total purchase price..................   $12,240
                                                       =======
             Allocation of purchase price:
              Current assets........................   $   879
              Property, plant and equipment.........    11,361
                                                       -------
                                                       $12,240
                                                       =======

                                      110

   66 2/3% Interest in International Marine Terminals

   Effective January 1, 2002, we acquired a 33 1/3% interest in International
Marine Terminals, referred to herein as IMT, from Marine Terminals
Incorporated.  Effective February 1, 2002, we acquired an additional 33 1/3%
interest in IMT from Glenn Springs Holdings, Inc.  Our combined purchase price was approximately $40.5 million, including the assumption of $40 million of long-term debt.  IMT is a partnership that operates a bulk terminal site in Port Sulphur, Louisiana.  This terminal is a multi-purpose import and export facility, which handles approximately 8 million tons annually of bulk products including coal, petroleum coke, iron ore and barite.  The acquisition complements our existing bulk terminal assets.  IMT is part of our Terminals business segment.

   Our purchase price and our allocation to assets acquired, liabilities assumed and minority interest was as follows (in thousands):

             Purchase price:
              Cash received, net of transaction costs  $(3,781)
              Debt assumed...........................   40,000
              Liabilities assumed....................    4,249
                                                       --------
              Total purchase price...................  $40,468
                                                       ========
             Allocation of purchase price:
              Current assets.........................   $6,600
              Property, plant and equipment..........   31,781
              Deferred charges and other assets......      139
              Minority interest......................    1,948
                                                       -------
                                                       $40,468
                                                       =======

   Kinder Morgan Tejas

   Effective January 31, 2002, we acquired all of the equity interests of
Tejas Gas, LLC, a wholly-owned subsidiary of InterGen (North America), Inc., for an aggregate consideration of approximately $881.5 million, consisting of
$727.1 million in cash and the assumption of $154.4 million of liabilities.
Tejas Gas, LLC consists primarily of a 3,400-mile natural gas intrastate pipeline system that extends from south Texas along the Mexico border and the
Texas Gulf Coast to near the Louisiana border and north from near Houston to east Texas.  The acquisition expands our natural gas operations within the
State of Texas.  The acquired assets are referred to as Kinder Morgan Tejas in this report and are included in our Natural Gas Pipelines business segment.

   The allocation of our purchase price to the assets and liabilities of
Kinder Morgan Tejas is preliminary, pending final purchase price adjustments that should be made in the first quarter of 2003.  The total purchase price increased $49.0 million in the fourth quarter of 2002 due to adjustments in the amount of assumed liabilities related primarily to gas purchase contracts.  Due to the seasonality of certain gas purchase activities, we were not able to determine the fair value of these contracts until the fourth quarter of 2002.  This pre-acquisition contingency was appropriately recorded during the allocation period specified by SFAS No. 141, "Business
Combinations".  The allocation of our purchase price was based on an independent appraisal of fair market values as follows (in thousands):

             Purchase price:
              Cash paid, including transaction costs   $727,094
              Liabilities assumed...................    154,455
                                                       --------
              Total purchase price..................   $881,549
                                                       ========
             Allocation of purchase price:
              Current assets........................   $ 56,496
              Property, plant and equipment,
               including cushion gas ...............    674,147
              Goodwill .............................    150,906
                                                       ========
                                                       $881,549
                                                       ========

   The $150.9 million of goodwill was assigned to our Natural Gas Pipelines business segment and the entire amount is expected to be deductible for tax purposes.

   Milwaukee Bagging Operations

   Effective May 1, 2002, we purchased a bagging operation facility adjacent to our Milwaukee, Wisconsin dry-bulk terminal for $8.5 million.  The purchase enhances the operations at our Milwaukee terminal, which is capable

                                      111

of handling up to 150,000 tons per year of fertilizer and salt for de-icing and livestock purposes.  The Milwaukee bagging operations are included in our Terminals business segment.

   Our purchase price and our allocation to assets acquired and liabilities assumed was as follows (in thousands)

             Purchase price:
              Cash paid, including transaction costs   $ 8,500
                                                       -------
              Total purchase price..................   $ 8,500
                                                       =======
             Allocation of purchase price:
              Current assets........................   $    40
              Property, plant and equipment.........     3,140
              Goodwill..............................     5,320
                                                       -------
                                                        $8,500
                                                       =======

   The $5.3 million of goodwill was assigned to our Terminals business segment and the entire amount is expected to be deductible for tax purposes.

   Trailblazer Pipeline Company

   On May 6, 2002, we acquired the remaining 33 1/3% ownership interest in
Trailblazer Pipeline Company from Enron Trailblazer Pipeline Company for $68 million.  We now own 100% of Trailblazer Pipeline Company.  During the first quarter of 2002, we paid $12.0 million to CIG Trailblazer Gas Company, an affiliate of El Paso Corporation, in exchange for CIG's relinquishment of its rights to become a 7% to 8% equity owner in Trailblazer Pipeline Company in mid-2002.  Trailblazer Pipeline Company is an Illinois partnership that owns and operates a 436-mile natural gas pipeline system that traverses from
Colorado through southeastern Wyoming to Beatrice, Nebraska.  Trailblazer
Pipeline Company has a current certificated capacity of 846 million cubic feet per day of natural gas.

   Our  purchase  price and our  allocation  to assets  acquired,  liabilities assumed and minority interest was as follows (in thousands):

             Purchase price:
              Cash paid, including transaction costs   $80,125
                                                       -------
              Total purchase price..................   $80,125
                                                       =======
             Allocation of purchase price:
              Property, plant and equipment.........   $41,739
              Goodwill..............................    15,000
              Minority interest.....................    23,386
                                                       -------
                                                       $80,125
                                                       =======

   The $15.0 million of goodwill was assigned to our Natural Gas Pipelines business segment and the entire amount is expected to be deductible for tax purposes.

   Owensboro Gateway Terminal

   Effective September 1, 2002, we acquired the Lanham River Terminal near
Owensboro, Kentucky and related equipment for $7.7 million.  As of December
31, 2002, we have paid approximately $7.2 million and established a $0.5 million liability for final purchase price settlements.  The facility is one of the nation's largest storage and handling points for bulk aluminum.  The terminal also handles a variety of other bulk products, including petroleum coke, lime and de-icing salt.  The terminal is situated on a 92-acre site along the Ohio River, and the purchase expands our presence along the river, complementing our existing facilities located near Cincinnati, Ohio and
Moundsville, West Virginia.  The acquired terminal is now called the
Owensboro Gateway Terminal and is included in our Terminals business segment.

                                      112

   Our purchase price and our allocation to assets acquired and liabilities assumed was as follows (in thousands):

             Purchase price:
              Cash paid, including transaction costs   $7,140
              Purchase price reserve................      500
              Liabilities assumed...................       11
                                                       ------
              Total purchase price..................   $7,651
                                                       ======
             Allocation of purchase price:
              Current assets........................   $   42
              Property, plant and equipment.........    4,265
              Intangibles-agreements................       54
              Goodwill..............................    3,290
                                                       ------
                                                       $7,651
                                                       ======

   The $3.3  million  of  goodwill  was  assigned  to our  Terminals  business segment and the entire amount is expected to be deductible for tax purposes.

   IC Terminal Holdings Company

   Effective September 1, 2002, we acquired all of the shares of the capital stock of IC Terminal Holdings Company from the Canadian National Railroad.
Our purchase price was approximately $17.8 million, consisting of $17.6 million and the assumption of $0.2 million in liabilities.  The acquisition includes the former ICOM marine terminal in St. Gabriel, Louisiana.  The St.
Gabriel facility features 400,000 barrels of liquids storage capacity and a related pipeline network that serves one of the fastest growing petrochemical production areas in the country.  The acquisition further expands our terminal businesses along the Mississippi River.  The acquired terminal will be referred to as the Kinder Morgan St. Gabriel terminal and will be included in our Terminals business segment.

   Our purchase price and our allocation to assets acquired and liabilities assumed was as follows (in thousands):

             Purchase price:
              Cash paid, including transaction costs   $17,572
              Liabilities assumed...................       253
                                                       -------
              Total purchase price..................   $17,825
                                                       =======
             Allocation of purchase price:
              Current assets........................   $    46
              Property, plant and equipment.........    14,430
              Investment in ICPT, LLC...............     1,785
              Non-current note receivable...........     1,350
              Deferred charges and other assets.....       214
                                                       -------
                                                       $17,825
                                                       =======

   Pro Forma Information

   The following summarized unaudited Pro Forma Consolidated Income Statement information for the twelve months ended December 31, 2002 and 2001, assumes the 2002 and 2001 acquisitions and joint ventures had occurred as of January
1, 2001.  We have prepared these unaudited Pro Forma financial results for comparative purposes only.  These unaudited Pro Forma financial results may not be indicative of the results that would have occurred if we had completed the 2002 and 2001 acquisitions and joint ventures as of January 1, 2001 or the results which will be attained in the future.  Amounts presented below are in thousands, except for the per unit amounts:

                                                        Pro Forma Year Ended
                                                           December 31,
                                                      ------------------------
                                                          2002         2001
                                                      ----------    ----------
                                                             (Unaudited)
               Revenues...........................     $4,510,960   $5,275,551
               Operating Income...................        729,564      609,439
               Income before extraordinary charge.        632,171      519,980
               Net Income.........................        616,888      502,487
               Basic and  diluted  Limited  Partners'
                Net Income per unit...............    $      1.93   $     1.60

                                      113


Acquisitions Subsequent to December 31, 2002

   Effective January 1, 2003, we acquired long-term lease contracts from New
York-based M.J. Rudolph Corporation to operate four bulk facilities at major ports along the East Coast and in the southeastern United States.  The acquisition also includes the purchase of certain assets that provide stevedoring services at these locations.  The cost of the acquisition will be approximately $31.3 million.  On December 31, 2002, we paid $29.9 million for the Rudolph acquisition and this amount is included with Other current assets on our accompanying balance sheet.  We expect to pay the remaining approximate amount of $1.4 million during the first quarter of 2003.  The acquired operations serve various terminals located at the ports of New York and Baltimore, along the Delaware River in Camden, New Jersey, and in Tampa
Bay, Florida.  Combined, these facilities transload nearly four million tons annually of products such as fertilizer, iron ore and salt.  The acquisition expands our growing terminals business segment and complements certain of our existing terminal facilities and will be included in our Terminals business segment.

4.  New Accounting Pronouncements

   On January 1, 2003, we adopted SFAS No. 143, "Accounting for Asset
Retirement Obligations".  SFAS No. 143 requires companies to record a liability relating to the retirement and removal of assets used in their business.  The liability is initially recorded at its fair value, and the relative asset value is increased by the same amount.  Over the life of the asset, the liability will be accreted to its future value and eventually extinguished when the asset is taken out of service.  The provisions of this statement are effective for fiscal years beginning after June 15, 2002.  With respect to our Natural Gas Pipelines and Products Pipelines business segments, we have certain surface facilities that are required to be dismantled and removed, with certain site reclamation to be performed. While, in general, our right-of-way agreements do no require us to remove pipe or otherwise perform remediation upon taking the pipeline permanently out of service, some right-of-way agreements do provide for these actions. With respect to our CO2
Pipelines business segment, we generally are required to plug our oil production wells when removed from service and we anticipate recording a liability for such obligation. Our Terminals business segment has entered into certain facility leases which require removal of improvements upon expiration of the lease term.
We anticipate recording a liability for such obligation. For the Natural Gas
Pipelines and Products Pipelines business segments, we expect that we will be unable to reasonably estimate and record liabilities for the majority of our obligations that fall under the provisions of this statement because we cannot reasonably estimate when such obligations would be settled. For the CO2
Pipelines and Terminals business segments, the effect of adopting SFAS No. 143 is not material to the consolidated financial statements.

   In April 2002, the Financial Accounting Standards Board issued SFAS No.
145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB
Statement No. 13, and Technical Corrections".  This Statement eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement.  Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classification.  In addition, SFAS No. 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sale-leaseback accounting rules.
This Statement also contains other nonsubstantive corrections to authoritative accounting literature.  The changes related to debt extinguishment will be effective for fiscal years beginning after May 15,
2002, and the changes related to lease accounting will be effective for transactions occurring after May 15, 2002.  Adoption of this Statement will not have any immediate effect on our consolidated financial statements.  We will apply this guidance prospectively.

   In June 2002, the Financial Accounting Standards Board issued SFAS No.
146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses accounting for restructuring and similar costs.  SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task
Force Issue No. 94-3.  We will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002.  SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred.  Under EITF No. 94-3, a liability for an exit cost was recognized at the date of the company's commitment to an exit plan.  SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value.  Accordingly, SFAS
No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

                                      114

   In November 2002, the Financial Accounting Standards Board issued
Interpretation (FIN) No. 45, "Guarantor's Accounting and Disclosure
Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of
Others".  This interpretation of Financial Accounting Standards Board
Statements No. 5, 57 and 107, and rescission of FIN No. 34 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  This interpretation incorporates, without change, the guidance in FIN No. 34, "Disclosure of Indirect
Guarantees of Indebtedness of Others", which is being superceded.  The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after
December 31, 2002.  The disclosure requirements in this interpretation are effective for financial statements of interim or annual periods after
December 15, 2002, and have been adopted.  For more information, see Note 13.

   In December 2002, the Financial Accounting Standards Board issued SFAS No.
148, "Accounting for Stock-Based Compensation - Transition and Disclosure".
This amendment to SFAS No. 123, "Accounting for Stock-Based Compensation",
provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this statement amends the disclosure requirements of SFAS No. 123 to require disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The provisions of this statement are effective for financial statements of interim or annual periods after
December 15, 2002.  Early application of the disclosure provisions is encouraged, and earlier application of the transition provisions is permitted, provided that financial statements for the 2002 fiscal year have not been issued as of the date the statement was issued.

5.  Income Taxes

   Components of the income tax provision applicable to continuing operations for federal and state taxes are as follows (in thousands):

                                            Year Ended December 31,
                                        -------------------------------
                                           2002       2001       2000
                                        ---------  ---------  ---------
             Taxes currently payable:
              Federal................     $15,855   $ 9,058   $10,612
              State..................       3,116     1,192     1,416
              Foreign................         147       -         -
                                         ---------  -------   -------
              Total..................      19,118    10,250    12,028
             Taxes deferred:
              Federal................      (3,280)    5,366     1,627
              State..................        (555)      757       279
                                         ---------  -------   -------
              Total..................      (3,835)    6,123     1,906
                                         ---------  -------   -------
             Total tax provision.....     $15,283   $16,373   $13,934
                                         =========  =======   ========
              Effective tax rate.....         2.4%      3.5%      4.8%

   The difference between the statutory federal income tax rate and our effective income tax rate is summarized as follows:

                                                    Year Ended December 31,
                                                  ----------------------------
                                                     2002     2001      2000
                                                  --------- -------- ---------
          Federal income tax rate................    35.0%    35.0%     35.0%
          Increase (decrease) as a result of:
            Partnership earnings not subject to
             tax.................................   (35.0)%  (35.0)%   (35.0)%
            Corporate subsidiary earnings subject
             to tax..............................     0.6%     1.3%      0.6%
            Income tax expense attributable to
             corporate equity earnings...........     1.6%     1.8%      4.1%
            State taxes..........................     0.2%     0.4%      0.1%
          Effective tax rate.....................     2.4%     3.5%      4.8%

                                      115

   Deferred tax assets and liabilities result from the following (in thousands):

                                                        December 31,
                                                      ----------------
                                                         2002     2001
                                                       -------  -------
                   Deferred tax assets:
                     Book accruals....................  $    97  $   404
                     Net Operating Loss/Alternative
                      minimum tax credits.............    3,556    1,846
                                                        -------  -------
                   Total deferred tax assets..........    3,653    2,250
                   Deferred tax liabilities:
                     Property, plant and equipment....   33,915   40,794
                                                        -------  -------
                   Total deferred tax liabilities.....   33,915   40,794
                                                        -------  -------
                   Net deferred tax liabilities.......  $30,262  $38,544
                                                        =======  =======

   We had available, at December 31, 2002, approximately $1.4 million of alternative minimum tax credit carryforwards, which are available indefinitely, and $2.1 million of net operating loss carryforwards, which will expire between the years 2003 and 2022.  We believe it is more likely than not that the net operating loss carryforwards will be utilized prior to their expiration; therefore, no valuation allowance is necessary.

6.  Property, Plant and Equipment

   Property, plant and equipment consists of the following (in thousands):

                                                          December 31,
                                                       -------------------
                                                         2002        2001
                                                       --------    --------
           Natural gas, liquids and carbon dioxide
            pipelines...............................  $2,544,987  $2,246,930
           Natural gas, liquids and carbon dioxide
            pipeline station equipment..............   2,801,729   2,168,924
           Coal and bulk tonnage transfer, storage
            and services............................     281,713     214,040
           Natural gas and transmix processing......      98,094      97,155
           Other....................................     292,881     217,245
           Accumulated depreciation and depletion...    (452,408)   (302,012)
                                                      ----------- -----------
                                                       5,566,996   4,642,282
           Land and land right-of-way...............     340,507     283,878
           Construction work in process.............     336,739     156,452
                                                      ----------- -----------
                                                      $6,244,242  $5,082,612
                                                      =========== ===========

   Depreciation and depletion expense charged against property, plant and equipment consists of the following (in thousands):

                                                  2002      2001     2000
                                                --------  --------  -------
                    Depreciation and
                    depletion expense........   $171,461  $126,641  $79,740

7.  Investments

   Our significant equity investments at December 31, 2002 consisted of:

   o Plantation Pipe Line Company (51%);

   o Red Cedar Gathering Company (49%);

   o MKM Partners, L.P. (15%);

   o Thunder Creek Gas Services, LLC (25%);

   o Coyote Gas Treating, LLC (Coyote Gulch) (50%);

   o Cortez Pipeline Company (50%); and

   o Heartland Pipeline Company (50%).

                                      116

   On April 1, 2000, we acquired the remaining 80% ownership interest in
Shell CO2 Company, Ltd. and renamed the entity Kinder Morgan CO2 Company,
L.P.  On December 31, 2000, we acquired the remaining 50% ownership interest in the Colton Transmix Processing Facility.  Due to these acquisitions, we no longer report these two investments under the equity method of accounting.
In addition, we had an equity investment in International Marine Terminals
(33 1/3%) for one month of 2002.  We acquired an additional 33 1/3% interest in International Marine Terminals effective February 1, 2002, and after this date, the financial results of IMT were no longer reported under the equity method.

   We own approximately 51% of Plantation Pipe Line Company, and an affiliate of ExxonMobil owns the remaining approximate 49%.  Each investor has an equal number of directors on Plantation's board of directors, and board approval is required for certain corporate actions that are considered participating rights.  Therefore, we do not control Plantation Pipe Line Company, and we account for our investment under the equity method of accounting.

   On January 1, 2001, Kinder Morgan CO2 Company, L.P. acquired our 15%
interest in MKM Partners, L.P., a joint venture with Marathon Oil Company in the southern Permian Basin of West Texas.  The joint venture consists of a nearly 13% interest in the SACROC unit and a 49.9% interest in the Yates oil field.  We account for our 15% investment in the joint venture under the equity method of accounting because our ownership interest includes 50% of the joint venture's general partner interest, and the ownership of this general partner interest gives us the ability to exercise significant influence over the operating and financial policies of the joint venture.

   We acquired our investment in Cortez Pipeline Company as part of our KMCO2 acquisition.  We acquired our investments in Coyote Gas Treating, LLC and
Thunder Creek Gas Services, LLC from KMI on December 31, 2000.  Please refer to Note 3 for more information on our acquisitions.

   On January 1, 2002, we adopted SFAS No. 142 and, accordingly, we reclassed the $140.3 million representing the balance, on that date, of our total unamortized excess cost over underlying fair value of net assets accounted for under the equity method from our investments to our goodwill.

   Our total investments consisted of the following (in thousands):

                                                            December 31,
                                                        --------------------
                                                           2002      2001
                                                        ---------  ---------
             Plantation Pipe Line Company.............   $126,024  $217,473
             Red Cedar Gathering Company..............     64,459    99,484
             MKM Partners, L.P........................     60,795    58,633
             Thunder Creek Gas Services, LLC..........     36,921    30,159
             Coyote Gas Treating, LLC.................      2,344    16,323
             Cortez Pipeline Company..................     10,486     9,599
             Heartland Pipeline Company...............      5,459     5,608
             All Others...............................      4,556     3,239
                                                         --------  --------
             Total Equity Investments.................   $311,044  $440,518
                                                         ========  ========

   Our earnings from equity investments were as follows (in thousands):

                                                 Year Ended December 31,
                                               ---------------------------
                                                  2002      2001      2000
                                                --------  --------  --------
       Plantation Pipe Line Company..........    $26,426   $25,314   $31,509
       Cortez Pipeline Company...............     28,154    25,694    17,219
       Red Cedar Gathering Company...........     19,082    18,814    16,110
       MKM Partners, L.P.....................      8,174     8,304      --
       Coyote Gas Treating, LLC..............      2,651     2,115      --
       Thunder Creek Gas Services, LLC.......      2,154     1,629      --
       Heartland Pipeline Company............        998       882     1,581
       Shell CO2 Company, Ltd................        --        --      3,625
       Coltonn Transmix Processing Facility..        --        --      1,815
       Trailblazer Pipeline Company..........        --        --        (24)
       All Others............................      1,619     2,082      (232)
                                                 --------  --------  --------
       Total.................................    $89,258   $84,834   $71,603
                                                 ========  ========  ========
       Amortization of excess costs..........    $(5,575)  $(9,011)  $(8,195)
                                                 ========  ========  ========
                                      117

   Summarized combined unaudited financial information for our significant equity investments is reported below (in thousands; amounts represent 100% of investee financial information):

                                                Year Ended December 31,
                                             ----------------------------
                Income Statement               2002      2001      2000
       --------------------------------      --------  --------  --------
       Revenues...........................   $505,602  $449,259  $399,335
       Costs and expenses.................    309,291   280,100   276,000
       Earnings before extraordinary items    196,311   169,159   123,335
       Net income.........................    196,311   169,159   123,335

                                                          December 31,
                                                      -------------------
                            Balance Sheet                2002       2001
                          --------------------        --------- ---------
                          Current assets..........  $   83,410  $  101,015
                          Non-current assets......   1,101,057   1,079,053
                          Current liabilities.....     243,636     242,438
                          Non-current liabilities.     374,132     392,739
                          Partners'/owners' equity     566,699     544,891

8.  Intangibles

   Effective January 1, 2002, we adopted Statement of Financial Accounting
Standards No. 141 "Business Combinations" and Statement of Financial
Accounting Standards No. 142 "Goodwill and Other Intangible Assets".  These
accounting pronouncements require that we prospectively cease amortization of all intangible assets having indefinite useful economic lives.  Such assets, including goodwill, are not to be amortized until their lives are determined to be finite.  A recognized intangible asset with an indefinite useful life should be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of the asset has decreased below its carrying value.  We completed this initial transition impairment test in
June 2002 and determined that our goodwill was not impaired as of January 1,
2002.

   Our intangible assets include goodwill, lease value, contracts and agreements.  We acquired our intangible lease value as part of our acquisition of Kinder Morgan Texas Pipeline, L.P. on December 31, 2000 from
KMI.  In our July 2001 acquisition of K M Texas Pipeline, L.P., we acquired the leased pipeline asset from Occidental Petroleum and our operating lease was terminated.  We then allocated the balance of the Kinder Morgan Texas
Pipeline, L.P. intangible lease value between goodwill and property.

   On January 1, 2002, we adopted SFAS No. 142 and, accordingly, we reclassed the $140.3 million representing the balance, on that date, of our total unamortized excess cost over underlying fair value of net assets accounted for under the equity method from our investments to our intangibles.

   All of our intangible assets having definite lives are being amortized on a straight-line basis over their estimated useful lives.  SFAS Nos. 141 and
142 also require that we disclose the following information related to our intangible assets still subject to amortization and our goodwill (in thousands):

                                            December 31,
                                         -----------------
                                          2002      2001
                                        --------- ---------
           Goodwill..................   $876,839  $566,633
           Accumulated amortization..    (19,899)  (19,899)
                                        --------- ---------
           Goodwill..................    856,940   546,734
           Lease value...............      6,124     6,124
           Contracts and other.......     11,580    10,739
           Accumulated amortization..       (380)     (200)
                                        --------- ---------
           Other intangibles, net         17,324    16,663
                                        --------- ---------
           Total intangibles, net       $874,264  $563,397
                                        ========= =========

                                      118

   Changes in the carrying amount of goodwill for the twelve months ended
December 31, 2002 are summarized as follows (in thousands):


                                   Products     Natural Gas       CO2
                                  Pipelines      Pipelines     Pipelines        Terminals       Total
                                  ---------     -----------    ---------        ---------       -----
   Balance at Dec. 31, 2000      $          -   $         -    $    50,324      $107,746      $158,070
     Goodwill acquired                267,816        87,452         (2,999)       46,359       398,628
     Goodwill dispositions, net             -             -              -             -             -
     Amortized to expense              (5,051)            -         (1,224)       (3,689)       (9,964)
     Impairment losses                      -             -              -             -             -
                                 -------------  -----------    ------------     ---------     ---------
   Balance at Dec. 31, 2001      $    262,765   $    87,452    $    46,101      $150,416      $546,734
                                 =============  ===========    ============     =========     =========
     Transfer from investments         86,276        54,054              -             -       140,330
     Goodwill acquired                    417       165,906              -         3,553       169,876
     Goodwill dispositions, net             -             -              -             -             -
     Impairment losses                      -             -              -             -             -
                                 -------------  -----------    ------------     ---------     ---------
   Balance at Dec. 31, 2002       $   349,458   $   307,412    $    46,101   $   153,969   $   856,940
                                 =============  ===========    ============     =========     =========


   Amortization expense on intangibles, including amortization of excess intangible costs of equity investments, consists of the following (in thousands):
                                                2002   2001     2000
                                               ------ ------   ------
                         Goodwill............  $   -  $13,416  $5,460
                         Lease value.........    140    4,999     140
                         Contracts and other.     40       60      40
                                               -----  -------  ------
                         Total amortization..  $ 180  $18,475  $5,640
                                               =====  =======  ======

   Our weighted average amortization period for our intangible assets is approximately 41 years.  The following table shows the estimated amortization expense for these assets for each of the five succeeding fiscal years (in thousands):
                                    Year      Expense
                                    ----      -------
                                    2003       $180
                                    2004       $180
                                    2005       $180
                                    2006       $180
                                    2007       $180

   Had SFAS No. 142 been in effect prior to January 1, 2002, our reported limited partners' interest in net income and net income per unit would have been as follows (in thousands, except per unit amounts):

                                           Year Ended December 31,
                                         ---------------------------
                                            2002      2001        2000
                                            ----      ----        ----
Reported limited partners' interest in
 net income                               $ 337,561  $ 240,248  $ 168,878
Add: limited partners' interest in
 goodwill amortization                          --      13,280      5,405
                                          ---------  ---------  ---------
Adjusted limited partners' interest in
 net income                               $ 337,561  $ 253,528  $ 174,283
                                          =========  =========  =========
Basic  limited  partners' net income per
 unit:
  Reported net income                     $    1.96  $    1.56  $    1.34
  Goodwill amortization                         --        0.09       0.04
                                          ---------  ---------  ---------
  Adjusted net income                     $    1.96  $    1.65  $    1.38
                                          =========  =========  =========

Diluted  limited  partners'  net  income
 per unit:
  Reported net income                     $   1.96   $    1.56  $    1.34
  Goodwill amortization
                                               --         0.09       0.04
                                          ---------  ---------  ---------
  Adjusted net income                     $   1.96   $    1.65  $    1.38
                                          =========  =========  =========

9.  Debt

   Our debt and credit facilities as of December 31, 2002, consisted primarily of:

   o a $530 million unsecured 364-day credit facility due October 14, 2003;

                                      119

   o a $445 million unsecured three-year credit facility due October 15, 2005;

   o $37.1 million of Series F First Mortgage Notes due December 2004 (our
      subsidiary, SFPP, L.P. is the obligor on the notes);

   o $200 million of 8.00% Senior Notes due March 15, 2005;

   o $40 million of Plaquemines, Louisiana Port, Harbor, and Terminal
      District Revenue Bonds due March 15, 2006 (our 66 2/3% owned subsidiary, International Marine Terminals, is the obligor on the bonds);

   o $250 million of 5.35% Senior Notes due August 15, 2007;

   o $30 million of 7.84% Senior Notes, with a final maturity of July 2008
      (our subsidiary, Central Florida Pipe Line LLC, is the obligor on the notes);

   o $250 million of 6.30% Senior Notes due February 1, 2009;

   o $250 million of 7.50% Senior Notes due November 1, 2010;

   o $700 million of 6.75% Senior Notes due March 15, 2011;

   o $450 million of 7.125% Senior Notes due March 15, 2012;

   o $25 million of New Jersey Economic Development Revenue Refunding Bonds
      due January 15, 2018 (our subsidiary, Kinder Morgan Liquids Terminals
      LLC, is the obligor on the bonds);

   o $87.9 million of Industrial Revenue Bonds with final maturities ranging from September 2019 to December 2024 (our subsidiary, Kinder Morgan
      Liquids Terminals LLC, is the obligor on the bonds);

   o $23.7 million of tax-exempt bonds due 2024 (our subsidiary, Kinder
      Morgan Operating L.P. "B", is the obligor on the bonds);

   o $300 million of 7.40% Senior Notes due March 15, 2031;

   o $300 million of 7.75% Senior Notes due March 15, 2032;

   o $500 million of 7.30% Senior Notes due August 15, 2033; and

   o a $975 million short-term commercial paper program (supported by our credit facilities, the amount available for borrowing under our credit facilities is reduced by our outstanding commercial paper borrowings).

   None of our debt or credit facilities are subject to payment acceleration as a result of any change to our credit ratings.  However, the margin that we pay with respect to LIBOR based borrowings under our credit facilities is tied to our credit ratings.

   Our outstanding short-term debt at December 31, 2002, consisted of:

   o $220 million of commercial paper borrowings;

   o $37.1 million under the SFPP, L.P. 10.7% First Mortgage Notes;

   o $5 million under the Central Florida Pipeline LLC Notes; and

   o $2.8 million in other borrowings.

   We intend and have the ability to refinance our $264.9 million of short-term debt on a long-term basis under our

                                      120

unsecured long-term credit facility.  Accordingly, such amounts have been classified as long-term debt in our accompanying consolidated balance sheet.
Currently, we do not anticipate any liquidity problems.  The weighted average interest rate on all of our borrowings was approximately 5.015% during 2002 and 6.965% during 2001.

   Credit Facilities

   On December 31, 2000, we had two credit facilities, a $300 million unsecured five-year credit facility expiring on September 29, 2004, and a
$600 million unsecured 364-day credit facility expiring on October 25, 2001.
On December 31, 2000, the outstanding balance under our five-year credit facility was $207.6 million and the outstanding balance under our 364-day credit facility was $582 million.

   During the first quarter of 2001, we obtained a third unsecured credit facility, in the amount of $1.1 billion, expiring on December 31, 2001.  The credit facility was used to support the increase in our commercial paper program to $1.7 billion for our acquisition of the GATX businesses.  The terms of this credit facility were substantially similar to the terms of the other two facilities.  Upon issuance of additional senior notes on March 12,
2001, this short-term credit facility was reduced to $500 million.  During the second quarter of 2001, we terminated this $500 million credit facility, which was scheduled to expire on December 31, 2001.  On October 25, 2001, our
364-day credit facility expired and we obtained a new $750 million unsecured
364-day credit facility expiring on October 23, 2002.  The terms of this credit facility were substantially similar to the terms of the expired facility.  There were no borrowings under either credit facility at December
31, 2001.

   On February 21, 2002, we obtained a third unsecured 364-day credit facility, in the amount of $750 million, expiring on February 20, 2003.  The credit facility was used to support the increase in our commercial paper program to $1.8 billion for our acquisition of Tejas Gas, LLC, and the terms of this credit facility were substantially similar to the terms of our other two credit facilities.  Upon issuance of additional senior notes in March
2002, this short-term credit facility was reduced to $200 million.

   In August 2002, upon the completion of our i-unit equity sale, we terminated, under the terms of the agreement, our $200 million unsecured
364-day credit facility that was due February 20, 2003.  On October 16, 2002, we successfully renegotiated our bank credit facilities by replacing our $750 million unsecured 364-day credit facility due October 23, 2002 and our $300 million unsecured five-year credit facility due September 29, 2004 with two new credit facilities.  Our current facilities include:

   o a $530 million  unsecured  364-day credit  facility due October 14, 2003;
     and

   o a $445 million unsecured three-year credit facility due October 15, 2005.

   Our credit facilities are with a syndicate of financial institutions.
Wachovia Bank, National Association is the administrative agent under both credit facilities.  The terms of our two credit facilities are substantially similar to the terms of our previous credit facilities.  Interest on the two credit facilities accrues at our option at a floating rate equal to either:

   o the administrative agent's base rate (but not less than the Federal
     Funds Rate, plus 0.5%); or

   o LIBOR, plus a margin, which varies depending upon the credit rating of our long-term senior unsecured debt.

   Our credit facilities include the following restrictive covenants as of
December 31, 2002:

   o requirements to maintain certain financial ratios:

     o total debt divided by earnings before interest, income taxes, depreciation and amortization for the preceding four quarters may not exceed 5.0;

     o total indebtedness of all consolidated subsidiaries shall at no time exceed 15% of consolidated indebtedness;

     o tangible net worth as of the last day of any fiscal quarter shall not be less than $2,100,000,000; and

                                      121

     o consolidated indebtedness shall at no time exceed 62.5% of total capitalization;

   o limitations on entering into mergers, consolidations and sales of assets;

   o limitations on granting liens; and

   o prohibitions on making any distribution to holders of units if an event of default exists or would exist upon making such distribution.

   There were no borrowings under either credit facility at December 31,
2002.  The amount available for borrowing under our credit facilities is reduced by:

   o a $23.7 million letter of credit that supports Kinder Morgan Operating
     L.P. "B"'s tax-exempt bonds;

   o a $28 million letter of credit entered into on December 23, 2002 that supports Nassau County, Florida Ocean Highway and Port Authority tax
     exempt bonds (associated with the operations of our bulk terminal facility located at Fernandina Beach, Florida); and

   o our outstanding commercial paper borrowings.

   Our new three-year credit facility also permits us to obtain bids for fixed rate loans from members of the lending syndicate.

   Senior Notes

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

   On March 14, 2002, we closed a public offering of $750 million in principal amount of senior notes, consisting of $450 million in principal amount of 7.125% senior notes due March 15, 2012 at a price to the public of
99.535% per note, and $300 million in principal amount of 7.75% senior notes due March 15, 2032 at a price to the public of 99.492% per note.  In the offering, we received proceeds, net of underwriting discounts and commissions, of approximately $445.0 million for the 7.125% notes and $295.9 million for the 7.75% notes.  We used the proceeds to reduce our outstanding balance on our commercial paper borrowings.

   On March 22, 2002, we paid $200 million to retire the principal amount of our Floating Rate senior notes that matured on that date.  We borrowed the necessary funds under our commercial paper program.

   Under an indenture dated August 19, 2002, and a First Supplemental
Indenture dated August 23, 2002, we completed a private placement of $750 million in debt securities.  The notes consisted of $500 million in principal amount of 7.30% Senior Notes due August 15, 2033 and $250 million in principal amount of 5.35% Senior Notes due August 15, 2007.  In the offering, we received proceeds, net of underwriting discounts and commissions, of approximately $494.7 million for the 7.30% notes and $248.3 million for the
5.35% notes.  The proceeds were used to reduce the borrowings under our commercial paper program.  On November 18, 2002, we exchanged these notes with substantially identical notes that were registered under the Securities
Act of 1933.

                                      122

   At December 31, 2002, our unamortized liability balance due on the various series of our senior notes was as follows (in millions):

       8.0% senior notes due March 15, 2005        $  199.8
       5.35% senior notes due August 15, 2007         249.8
       6.3% senior notes due February 1, 2009         249.5
       7.5% senior notes due November 1, 2010         248.8
       6.75% senior notes due March 15, 2011          698.3
       7.125% senior notes due March 15, 2012         448.1
       7.4% senior notes due March 15, 2031           299.3
       7.75% senior notes due March 15, 2032          298.5
       7.3% senior notes due August 15, 2033          499.0
                                                   --------
           Total                                   $3,191.1
                                                   ========

   Interest Rate Swaps

   In order to maintain a cost effective capital structure, it is our policy to borrow funds using a mix of fixed rate debt and variable rate debt.  As of
December 31, 2002, we have entered into interest rate swap agreements with a notional principal amount of $1.95 billion for the purpose of hedging the interest rate risk associated with our fixed and variable rate debt obligations.

   These interest rate swaps have been designated as fair value hedges as defined by SFAS No. 133.  These swaps also meet the conditions required to assume no ineffectiveness under SFAS No. 133 and, therefore, we have accounted for them using the "shortcut" method prescribed for fair value hedges by SFAS No. 133.  Accordingly, we adjust the carrying value of each swap to its fair value each quarter, with an offsetting entry to adjust the carrying value of the debt securities whose fair value is being hedged.  At
December 31, 2002, we recognized an asset of $167.0 million for the net fair value of our swap agreements and we included this amount with Deferred charges and other assets on the accompanying balance sheet.  At December 31,
2001, we recognized a liability of $5.4 million for the net fair value of our swap agreements and we included this amount with Other long-term liabilities and deferred Credits on the accompanying balance sheet.  For more information on our risk management activities, see Note 14.

   Commercial Paper Program

   On December 31, 2000, our commercial paper program provided for the issuance of up to $600 million of commercial paper.  On that date, we had $52 million of commercial paper outstanding with an interest rate of 7.02%.
During the first quarter of 2001, we increased our commercial paper program to provide for the issuance of an additional $1.1 billion of commercial paper.  We entered into a $1.1 billion unsecured 364-day credit facility to support this increase in our commercial paper program, and we used the program's increase in available funds to close on the GATX acquisition.

   In May 2001, KMR issued 2,975,000 of its shares representing limited liability company interests to KMI and 26,775,000 of its shares representing limited liability company interests with limited voting rights to the public in an initial public offering.  Its shares were issued at a price of $35.21 per share, less commissions and underwriting expenses, and it used substantially all of the net proceeds from that offering to purchase i-units from us.  After commissions and underwriting expenses, we received net proceeds of approximately $996.9 million for the issuance of 29,750,000
i-units to KMR.  We used the proceeds from the i-unit issuance to reduce the borrowings under our commercial paper program.

    Also during the second quarter of 2001, after the issuance of additional senior notes on March 12, 2001 and the issuance of i-units in May 2001, we decreased our commercial paper program back to $600 million.  On October 17,
2001, we increased our commercial paper program to $900 million.  As of
December 31, 2001, we had $590.5 million of commercial paper outstanding with an interest rate of 2.6585%.

   On February 21, 2002, our commercial paper program increased to provide for the issuance of up to $1.8 billion of commercial paper.  We entered into a $750 million unsecured 364-day credit facility to support this increase in our

                                      123

commercial paper program, and we used the program's increase in available funds to close on the Tejas acquisition.  After the issuance of additional senior notes on March 14, 2002, we reduced our commercial paper program to
$1.25 billion.

   On August 6, 2002, KMR issued in a public offering, an additional
12,478,900 of its shares, including 478,900 shares upon exercise by the underwriters of an over-allotment option, at a price of $27.50 per share, less commissions and underwriting expenses.  The net proceeds from the offering were used to buy i-units from us.  After commissions and underwriting expenses, we received net proceeds of approximately $331.2 million for the issuance of 12,478,900 i-units.  We used the proceeds from the i-unit issuance to reduce the borrowings under our commercial paper program and, in conjunction with our issuance of additional i-units and as previously agreed upon under the terms of our credit facilities, we reduced our commercial paper program to provide for the issuance of up to $975 million of commercial paper as of December 31, 2002.  On December 31, 2002, we had $220.0 million of commercial paper outstanding with an average interest rate of 1.58%.

   The borrowings under our commercial paper program were used to finance acquisitions made during 2001 and 2002.  The borrowings under our commercial paper program reduce the borrowings allowed under our credit facilities.

   SFPP, L.P. Debt

   At December 31, 2002, the outstanding balance under SFPP, L.P.'s Series F notes was $37.1 million.  The annual interest rate on the Series F notes is
10.70%, the maturity is December 2004, and interest is payable semiannually in June and December.  We expect to repay the Series F notes prior to maturity as a result of SFPP, L.P. taking advantage of certain optional prepayment provisions without penalty in 1999 and 2000.  We expect to pay the remaining $37.1 million balance in December 2003.  Additionally, the Series F notes may be prepaid in full or in part at a price equal to par plus, in certain circumstances, a premium.  We agreed as part of the acquisition of
SFPP, L.P.'s operations (which constitute a significant portion of our
Pacific operations) not to take actions with respect to $190 million of SFPP,
L.P.'s debt that would cause adverse tax consequences for the prior general partner of SFPP, L.P.  The Series F notes are collateralized by mortgages on substantially all of the properties of SFPP, L.P.  The Series F notes contain certain covenants limiting the amount of additional debt or equity that may be issued by SFPP, L.P. and limiting the amount of cash distributions, investments, and property dispositions by SFPP, L.P.  We do not believe that these restrictions will materially affect distributions to our partners.

   Kinder Morgan Liquids Terminals LLC Debt

   Effective January 1, 2001, we acquired Kinder Morgan Liquids Terminals LLC
(see Note 3).  As part of our purchase price, we assumed debt of $87.9 million, consisting of five series of Industrial Revenue Bonds. The bonds consist of the following:

   o $4.1 million of 7.30% New Jersey Industrial Revenue Bonds due September
     1, 2019;

   o $59.5 million of 6.95% Texas Industrial Revenue Bonds due February 1,
     2022;

   o $7.4 million of 6.65% New Jersey Industrial Revenue Bonds due September
     1, 2022;

   o $13.3 million of 7.00% Louisiana Industrial Revenue Bonds due March 1,
     2023; and

   o $3.6 million of 6.625% Texas Industrial Revenue Bonds due February 1,
     2024.

   In November 2001, we acquired a liquids terminal in Perth Amboy, New
Jersey from Stolthaven Perth Amboy Inc. and Stolt-Nielsen Transportation
Group, Ltd. (see Note 3).  As part of our purchase price, we assumed $25.0 million of Economic Development Revenue Refunding Bonds issued by the New
Jersey Economic Development Authority.  These bonds have a maturity date of
January 15, 2018.  Interest on these bonds is computed on the basis of a year of 365 or 366 days, as applicable, for the actual number of days elapsed during Commercial Paper, Daily or Weekly Rate Periods and on the basis of a
360-day year consisting of twelve 30-day months during a Term Rate Period.
As of December 31, 2002, the interest rate was 1.05%.  We have an outstanding letter of credit issued by Citibank in the amount of $25.3 million that backs-up the $25.0 million principal amount of the bonds and $0.3

                                      124

million of interest on the bonds for up to 42 days computed at 12% on a per annum basis on the principal thereof.

   Central Florida Pipeline LLC Debt

   Effective January 1, 2001, we acquired Central Florida Pipeline LLC (see
Note 3).  As part of our purchase price, we assumed an aggregate principal amount of $40 million of Senior Notes originally issued to a syndicate of eight insurance companies.  The Senior Notes have a fixed annual interest rate of 7.84% with repayments in annual installments of $5 million beginning
July 23, 2001.  The final payment is due July 23, 2008. Interest is payable semiannually on January 1 and July 23 of each year.  At December 31, 2002,
Central Florida's outstanding balance under the Senior Notes was $30.0 million.

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

   Trailblazer Pipeline Company Debt

   Credit Facility

   At December 31, 2000, Trailblazer Pipeline Company had a $10 million borrowing under an intercompany account payable in favor of KMI.  In January
2001, Trailblazer Pipeline Company entered into a 364-day revolving credit agreement with Credit Lyonnais New York Branch, providing for loans up to $10 million.  The borrowings were used to pay the account payable to KMI.  The agreement was to expire on December 27, 2001, and provided for an interest rate of LIBOR plus 0.875%.  Pursuant to the terms of the revolving credit agreement with Credit Lyonnais New York Branch, Trailblazer Pipeline Company
partnership distributions were restricted by certain financial covenants.

   On June 26, 2001, Trailblazer Pipeline Company prepaid the balance outstanding under its Senior Secured Notes using a new two-year unsecured revolving credit facility with a bank syndication.  The new facility, as amended August 24, 2001, provided for loans of up to $85.2 million and had a maturity date of June 29, 2003.  The agreement provided for an interest rate of LIBOR plus a margin as determined by certain financial ratios.  Pursuant to the terms of the revolving credit facility, Trailblazer Pipeline Company partnership distributions were restricted by certain financial covenants.  On
June 29, 2001, Trailblazer Pipeline Company paid the $10 million outstanding balance under its 364-day revolving credit agreement and terminated that agreement.  At December 31, 2001, the outstanding balance under Trailblazer
Pipeline Company's two-year revolving credit facility was $55.0 million, with a weighted average interest rate of 2.875%, which reflects three-month LIBOR plus a margin of 0.875%.  In July 2002, we paid the $31.0 million outstanding balance under Trailblazer's revolving credit facility and terminated the facility.

   Senior Notes

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

                                      125

Pipeline Company from its security deposit obligation.  On June 26, 2001,
Trailblazer Pipeline Company prepaid the $15.2 million balance outstanding under the Senior Secured Notes, plus $0.8 million for interest and a make-whole premium, using its new two-year unsecured revolving credit facility.

   Kinder Morgan Operating L.P. "B" Debt

   The $23.7 million principal amount of tax-exempt bonds due 2024 were issued by the Jackson-Union Counties Regional Port District.  These bonds bear interest at a weekly floating market rate.  During 2002, the weighted-average interest rate on these bonds was 1.39% per annum, and at
December 31, 2002, the interest rate was 1.59%.  We have an outstanding letter of credit issued under our credit facilities that supports our tax-exempt bonds.  The letter of credit reduces the amount available for borrowing under our credit facilities.

   International Marine Terminals Debt

   As of February 1, 2002, we owned a 66 2/3% interest in International
Marine Terminals partnership (see Note 3).  The principal assets owned by IMT are dock and wharf facilities financed by the Plaquemines Port, Harbor and
Terminal District (Louisiana) $40,000,000 Adjustable Rate Annual Tender Port
Facilities Revenue Refunding Bonds (International Marine Terminals Project)
Series 1984A and 1984B.  The bonds mature on March 15, 2006.  The bonds are backed by two letters of credit issued by KBC Bank N.V.  On March 19, 2002, an Amended and Restated Letter of Credit Reimbursement Agreement relating to the letters of credit in the amount of $45.5 million was entered into by IMT and KBC Bank.  In connection with that agreement, we agreed to guarantee the obligations of IMT in proportion to our ownership interest.  Our obligation is approximately $30.3 million for principal, plus interest and other fees.

   Maturities of Debt

   The scheduled maturities of our outstanding debt, excluding market value of interest rate swaps, at December 31, 2002, are summarized as follows (in thousands):

                                   2003.........   $264,937
                                   2004.........      5,018
                                   2005.........    204,836
                                   2006.........     45,019
                                   2007.........    254,863
                                   Thereafter...  2,884,860
                                                  ---------
                                   Total........ $3,659,533
                                                 ==========

   Of the $264.9 million scheduled to mature in 2003, we intend and have the ability to refinance the entire amount on a long-term basis under our existing credit facilities.

   Fair Value of Financial Instruments

   The estimated fair value of our long-term debt, excluding market value of interest rate swaps, is based upon prevailing interest rates available to us at December 31, 2002 and December 31, 2001 and is disclosed below.

   Fair value as used in SFAS No. 107 "Disclosures About Fair Value of
Financial Instruments" represents the amount at which an instrument could be exchanged in a current transaction between willing parties.

                                December 31, 2002       December 31, 2001
                               ---------------------  ----------------------
                               Carrying   Estimated   Carrying   Estimated
                                 Value    Fair Value    Value    Fair Value
                               --------   ----------  --------   ----------
                                            (In thousands)
               Total Debt     $3,659,533  $4,475,058  $2,797,234  $3,094,530

10.  Pensions and Other Post-retirement Benefits

   In connection with our acquisition of SFPP, L.P. and Kinder Morgan Bulk
Terminals, Inc. in 1998, we acquired

                                      126

certain liabilities for pension and post-retirement benefits.  We provide medical and life insurance benefits to current employees, their covered dependents and beneficiaries of SFPP and Kinder Morgan Bulk Terminals.  We also provide the same benefits to former salaried employees of SFPP.
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

                                    2002        2001          2000
                                ----------  ----------  ---------------------
                                   Other      Other                   Other
                                    Post-      Post-                  Post-
                                retirement  retirement  Pension    retirement
                                  Benefits    Benefits  Benefits     Benefits
                                ----------  ----------  --------   ----------
     Net periodic benefit cost
     Service cost.............   $  165      $  120     $  --       $   46
     Interest cost............      906         804       145          755
     Expected  return  on plan
     assets...................       --          --      (170)          --
     Amortization of prior
      service cost............     (545)       (545)       --         (493)
     Actuarial gain...........       --         (27)       --         (290)
                                 -------     -------    ------      -------
     Net periodic benefit cost   $  526      $  352     $ (25)      $   18
                                 =======     =======    ======      =======

     Additional amounts
      recognized
       Curtailment (gain) loss   $   --      $   --     $  --       $   --
     Weighted-average
     assumptions as of
       December 31:
     Discount rate............      6.50%       7.00%     7.5%        7.75%
     Expected  return  on plan
      assets..................       --          --       8.5%          --
     Rate of compensation
      increase................       3.9%        --        --           --

   Information concerning benefit obligations, plan assets, funded status and recorded values for these plans follows (in thousands):

                                                2002             2001
                                            ---------------  ---------------
                                                Other            Other
                                            Post-retirement  Post-retirement
                                               Benefits         Benefits
                                            ---------------  ---------------
         Change in benefit obligation
         Benefit obligation at Jan. 1......    $ 13,368         $ 10,897
         Service cost......................         165              120
         Interest cost.....................         906              804
         Participant contributions.........         143               --
         Amendments........................        (493)              --
         Actuarial (gain) loss.............        (264)           2,350
         Benefits paid from plan assets....        (550)            (803)
                                               ---------        ---------
         Benefit obligation at
          Dec. 31..........................    $ 13,275         $ 13,368
                                               =========        =========

         Change in plan assets
         Fair value of plan  assets
          at Jan. 1........................    $     --         $     --
         Actual return on plan assets......          --               --
         Employer contributions............         407              803
         Participant contributions.........         143               --
         Benefits paid from plan assets....        (550)            (803)
                                               ---------        ---------
         Fair value of plan  assets
          at Dec. 31.......................    $     --         $     --
                                               =========        =========

                                      127

                                                2002             2001
                                            ---------------  ---------------
                                                Other            Other
                                            Post-retirement  Post-retirement
                                               Benefits         Benefits
                                            ---------------  ---------------
         Funded status....................     $(13,275)        $(13,368)
         Unrecognized net acturiral
          (gain) loss.....................          729              993
         Unrecognized prior
          service (benefit)...............       (1,059)          (1,111)
         Adj. for 4th qtr.
         employer contributions...........          105               --
                                               ---------        ---------
         Prepaid  (accrued) benefit
          cost............................     $(13,500)        $(13,486)
                                               =========        =========

   In 2001, SFPP modified benefits associated with its post-retirement benefit plan.  This plan amendment resulted in a $2.5 million increase in its benefit obligation for 2001.  The unrecognized prior service credit is amortized on a straight-line basis over the remaining expected service to retirement (2.5 years).  For measurement purposes, a 11% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2003.  The rate was assumed to decrease gradually to 5% by 2009 and remain at that level thereafter.

   Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.  A 1% change in assumed health care cost trend rates would have the following effects:

                                              1-Percentage      1-Percentage
                                              Point Increase   Point Decrease
                                              --------------   --------------
       Effect on total of service and
        interest cost components.............    $  106           $  (89)
       Effect on postretirement benefit
        obligation...........................    $1,148           $ (974)

   Multiemployer Plans and Other Benefits

   As a result of acquiring several terminal operations, primarily our acquisition of Kinder Morgan Bulk Terminals, Inc. effective July 1, 1998, we participate in several multi-employer pension plans for the benefit of employees who are union members.  We do not administer these plans and contribute to them in accordance with the provisions of negotiated labor contracts.  Other benefits include a self-insured health and welfare insurance plan and an employee health plan where employees may contribute for their dependents' health care costs.  Amounts charged to expense for these plans were $1.3 million for the year ended 2002 and $0.6 million for the year ended 2001.

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

   The Kinder Morgan Savings Plan, formerly the Kinder Morgan Retirement
Savings Plan, permits all full-time employees of KMGP Services Company, Inc.
and KMI to contribute 1% to 50% of base compensation, on a pre-tax basis, into participant accounts.  In addition to a mandatory contribution equal to
4% of base compensation per year for most plan participants, KMGP Services
Company, Inc. and KMI may make discretionary contributions in years when specific performance objectives are met.  Certain employees' contributions are based on collective bargaining agreements.  Our mandatory contributions are made each pay period on behalf of each eligible employee.  Any discretionary contributions are made during the first quarter following the performance year.  All contributions, including discretionary contributions, are in the form of KMI stock that is immediately convertible into other available investment vehicles at the employee's discretion.  In the first quarter of 2003, no discretionary contributions were made to individual accounts for 2002.  The total amount charged to expense for our Savings Plan was $5.6 million during 2002.  All contributions, together with earnings thereon, are immediately vested and not subject to forfeiture.  Participants may direct the investment of their contributions into a variety of investments.  Plan assets are held and distributed pursuant to a trust agreement.

   Effective January 1, 2001, employees of KMGP Services Company, Inc. and
KMI became eligible to participate in a new Cash Balance Retirement Plan.
Certain employees continue to accrue benefits through a career-pay formula,
"grandfathered" according to age and years of service on December 31, 2000, or collective bargaining arrangements.  All other employees will accrue benefits through a personal retirement account in the new Cash Balance
Retirement Plan.  Employees with prior service and not grandfathered convert to the Cash Balance

                                      128

Retirement Plan and will be credited with the current fair value of any benefits they have previously accrued through the defined benefit plan.  We will then begin contributions on behalf of these employees equal to 3% of eligible compensation every pay period.  In addition, discretionary contributions are made to the plan based on our and KMI's performance.  In the first quarter of 2002, an additional 1% discretionary contribution was made to individual accounts. No additional contributions were made for 2002 performance.
Interest will be credited to the personal retirement accounts at the 30-year
U.S. Treasury bond rate in effect each year. Employees become fully vested in the plan after five years, and they may take a lump sum distribution upon termination of employment or retirement.

11.  Partners' Capital

   At December 31, 2002, our partners' capital consisted of:

   o 129,943,218 common units;

   o 5,313,400 Class B units; and

   o 45,654,048 i-units.

   Together, these 180,910,666 units represent the limited partners' interest and an effective 98% economic interest in the Partnership, exclusive of our general partner's incentive distribution.  Our general partner has an effective 2% interest in the Partnership, excluding our general partner's incentive distribution.  At December 31, 2002, our common unit total consisted of 116,987,483 units held by third parties, 11,231,735 units held by KMI and its consolidated affiliates (excluding our general partner); and
1,724,000 units held by our general partner.  Our Class B units were held entirely by KMI and our i-units were held entirely by KMR.

   At December 31, 2001, our Partners' capital consisted of:

   o 129,855,018 common units;

   o 5,313,400 Class B units; and

   o 30,636,363 i-units.

   Our total common units outstanding at December 31, 2001, consisted of
110,071,392 units held by third parties, 18,059,626 units held by KMI and its consolidated affiliates (excluding our general partner) and 1,724,000 units held by our general partner.  Our Class B units were held entirely by KMI and our i-units were held entirely by KMR.

   All of our Class B units were issued in December 2000.  The Class B units are similar to our common units except that they are not eligible for trading on the New York Stock Exchange.  We initially issued 29,750,000 i-units in
May 2001.  The i-units are a separate class of limited partner interests in
us.  All of our i-units are owned by KMR and are not publicly traded.  In accordance with its limited liability company agreement, KMR's activities are restricted to being a limited partner in, and controlling and managing the business and affairs of, the Partnership, our operating partnerships and our subsidiaries.

   On August 6, 2002, KMR issued in a public offering, an additional
12,478,900 of its shares, including 478,900 shares upon exercise by the underwriters of an over-allotment option, at a price of $27.50 per share, less commissions and underwriting expenses.  The net proceeds from the offering were used to buy additional i-units from us.  After commissions and underwriting expenses, we received net proceeds of approximately $331.2 million for the issuance of 12,478,900 i-units.  We used the proceeds from the i-unit issuance to reduce the debt we incurred in our acquisition of
Kinder Morgan Tejas during the first quarter of 2002.

   Through the combined effect of the provisions in our partnership agreement and the provisions of KMR's limited liability company agreement, the number of outstanding KMR shares and the number of i-units will at all times be

                                      129

equal.  Furthermore, under the terms of our partnership agreement, we agreed that we will not, except in liquidation, make a distribution on an
i-unit other than in additional i-units or a security that has in all material respects the same rights and privileges as our i-units.  The number of i-units we distribute to KMR is based upon the amount of cash we distribute to the owners of our common units.  When cash is paid to the holders of our common units, we will issue additional i-units to KMR.  The fraction of an i-unit paid per i-unit owned by KMR will have the same value as the cash payment on the common unit.

   The cash equivalent of distributions of i-units will be treated as if it had actually been distributed for purposes of determining the distributions to our general partner.  We will not distribute the related cash but will retain the cash and use the cash in our business.  If additional units are distributed to the holders of our common units, we will issue an equivalent amount of i-units to KMR based on the number of i-units it owns.  Based on the preceding, KMR received a distribution of 937,658 i-units on November 14,
2002.  These additional i-units distributed were based on the $0.61 per unit distributed to our common unitholders on that date.  For the year ended
December 31, 2002, KMR received distributions of 2,538,785 i-units.  These additional i-units distributed were based on the $2.36 per unit distributed to our common unitholders during 2002.

   For the purposes of maintaining partner capital accounts, our partnership agreement specifies that items of income and loss shall be allocated among the partners, other than owners of i-units, in accordance with their percentage interests.  Normal allocations according to percentage interests are made, however, only after giving effect to any priority income allocations in an amount equal to the incentive distributions that are allocated 100% to our general partner.  Incentive distributions are generally defined as all cash distributions paid to our general partner that are in excess of 2% of the aggregate value of cash and i-units being distributed.

   Incentive distributions allocated to our general partner are determined by the amount quarterly distributions to unitholders exceed certain specified target levels.  For the years ended December 31, 2002, 2001 and 2000, we declared distributions of $2.435, $2.15 and $1.7125, respectively, per unit.
Our distributions to unitholders for 2002, 2001 and 2000 required incentive distributions to our general partner in the amount of $267.4 million, $199.7 million and $107.8 million, respectively.  The increased incentive distributions paid for 2002 over 2001 and 2001 over 2000 reflect the increase in amounts distributed per unit as well as the issuance of additional units.

   On January 15, 2003, we declared a cash distribution for the quarterly period ended December 31, 2002, of $0.625 per unit.  This distribution was paid on February 14, 2003, to unitholders of record as of January 31, 2003.
Our common unitholders and Class B unitholders received cash.  KMR, our sole
i-unitholder, received a distribution in the form of additional i-units based on the $0.625 distribution per common unit.  The number of i-units distributed was 858,981.  For each outstanding i-unit that KMR held, a fraction of an i-unit was issued.  The fraction was determined by dividing:

   o $0.625, the cash amount distributed per common unit

by

   o $33.219, the average of KMR's limited liability shares' closing market prices from January 14-28, 2003, the ten consecutive trading days preceding the date on which the shares began to trade ex- dividend under the rules of the New York Stock Exchange.

   This February 14, 2003 distribution required an incentive distribution to our general partner in the amount of $72.5 million.  Since this distribution was declared after the end of the quarter, no amount is shown in the December
31, 2002 balance sheet as a Distribution Payable.

12.  Related Party Transactions

   General and Administrative Expenses

   KMGP Services Company, Inc. provides employees and KMR, through its wholly owned subsidiary, Kinder Morgan Services LLC, provides centralized payroll and employee benefits services to us, our operating partnerships

                                      130

and subsidiaries, Kinder Morgan G.P., Inc. and KMR (collectively, the
"Group").  Employees of KMGP Services Company, Inc. are assigned to work for one or more members of the Group.  The direct costs of all compensation, benefits expenses, employer taxes and other employer expenses for these employees are allocated and charged by Kinder Morgan Services LLC to the appropriate members of the Group, and the members of the Group reimburse
Kinder Morgan Services LLC for their allocated shares of these direct costs.
There is no profit or margin charged by Kinder Morgan Services LLC to the members of the Group.  The administrative support necessary to implement these payroll and benefits services is provided by the human resource department of KMI, and the related administrative costs are allocated to members of the Group in accordance with existing expense allocation procedures.  The effect of these arrangements is that each member of the
Group bears the direct compensation and employee benefits costs of its assigned or partially assigned employees, as the case may be, while also bearing its allocable share of administrative costs.  Pursuant to our limited partnership agreement, we provide reimbursement for our share of these administrative costs and such reimbursements will be accounted for as described above.

   The named executive officers of our general partner and KMR and some other employees that provide management or services to both KMI and the Group are employed by KMI.  Additionally, other KMI employees assist in the operation of our Natural Gas Pipeline assets formerly owned by KMI.  These KMI employees' expenses are allocated without a profit component between KMI and the appropriate members of the Group.

   Partnership Distributions

   Kinder Morgan G.P., Inc.

   Kinder Morgan G.P., Inc. serves as our sole general partner.  Pursuant to our partnership agreements, our general partner's interests represent a 1%
ownership interest in the Partnership, and a direct 1.0101% ownership interest in each of our five operating partnerships.  Collectively, our general partner owns an effective 2% interest in the operating partnerships, excluding incentive distributions as follows:

   o its 1.0101% direct general partner ownership interest (accounted for as minority interest in the consolidated financial statements of the
     Partnership); and

   o its 0.9899% ownership interest indirectly owned via its 1% ownership interest in the Partnership.

   At December 31, 2002, our general partner owned 1,724,000 common units, representing approximately 0.95% of our outstanding limited partner units.
Our partnership agreement requires that we distribute 100% of available cash as defined in our partnership agreement to our partners within 45 days following the end of each calendar quarter in accordance with their respective percentage interests.  Available cash consists generally of all of our cash receipts, including cash received by our operating partnerships, less cash disbursements and net additions to reserves (including any reserves required under debt instruments for future principal and interest payments)
and amounts payable to the former general partner of SFPP, L.P. in respect of its remaining 0.5% interest in SFPP.

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

                                      131

   Available cash is initially distributed 98% to our limited partners and 2%
to our general partner.  These distribution percentages are modified to provide for incentive distributions to be paid to our general partner in the event that quarterly distributions to unitholders exceed certain specified targets.

   Available cash for each quarter is distributed as follows;

   o first, 98% to the owners of all classes of units pro rata and 2% to our general partner until the owners of all classes of units have received a total of $0.15125 per unit in cash or equivalent i-units for such quarter;

   o second, 85% of any available cash then remaining to the owners of all classes of units pro rata and 15% to our general partner until the owners of all classes of units have received a total of $0.17875 per unit in cash or equivalent i-units for such quarter;

   o third, 75% of any available cash then remaining to the owners of all classes of units pro rata and 25% to our general partner until the owners of all classes of units have received a total of $0.23375 per unit in cash or equivalent i-units for such quarter; and

   o fourth, 50% of any available cash then remaining to the owners of all classes of units pro rata, to owners of common units and Class B units in cash and to owners of i-units in the equivalent number of i-units, and 50% to our general partner.

   Incentive distributions are generally defined as all cash distributions paid to our general partner that are in excess of 2% of the aggregate value of cash and i-units being distributed.  Our general partner's declared incentive distributions for the years ended December 31, 2002, 2001 and 2000 were $267.4 million, $199.7 million and $107.8 million, respectively.

   Kinder Morgan, Inc.

   KMI, through its subsidiary Kinder Morgan (Delaware), Inc., remains the sole stockholder of our general partner.  At December 31, 2002, KMI directly owned 6,523,650 common units and 5,313,400 Class B units, indirectly owned
6,432,085 common units owned by its consolidated affiliates, including our general partner and owned 13,511,726 KMR shares, representing an indirect ownership interest of 13,511,726 i-units.  Together, these units represent approximately 17.6% of our outstanding limited partner units.  Including both its general and limited partner interests in us, at the 2002 distribution level, KMI received approximately 51% of all quarterly distributions from us, of which approximately 40% is attributable to its general partner interest and 11% is attributable to its limited partner interest.  The actual level of distributions KMI will receive in the future will vary with the level of distributions to the limited partners determined in accordance with our partnership agreement.

   Kinder Morgan Management, LLC

   KMR, our general partner's delegate, remains the sole owner of our
45,654,048 i-units.

   Asset Acquisitions

   2000 Kinder Morgan, Inc. Asset Contributions

   Effective December 31, 2000, we acquired over $621.7 million of assets from KMI.  As consideration for these assets, we paid to KMI $192.7 million in cash and approximately $156.3 million in units, consisting of 1,280,000 common units and 5,313,400 Class B units.  We also assumed liabilities of approximately $272.7 million.  We acquired Kinder Morgan Texas Pipeline, L.P.
and MidCon NGL Corp. (both of which were converted to single-member limited liability companies), the Casper and Douglas natural gas gathering and processing systems, a 50% interest in Coyote Gas Treating, LLC and a 25%
interest in Thunder Creek Gas Services, LLC.  The purchase price for the transaction was determined by the boards of directors of KMI and our general partner based on pricing principles used in the acquisition of similar assets.  The transaction was approved unanimously by the independent

                                      132

directors of our general partner, with the benefit of independent financial and legal advisors, including a fairness opinion from the investment banking firm
A.G. Edwards & Sons, Inc.

   Mexican Entity Transfer

   In the fourth quarter of 2002, KMI transferred to us its interests in
Kinder Morgan Natural Gas de Mexico, S. de R.L. de C.V., hereinafter referred to as KM Mexico.  KM Mexico is the entity through which we are developing the
Mexican portion of our Mier-Monterrey natural gas pipeline that connects to the southern tip of Kinder Morgan Texas Pipeline, L.P.'s intrastate pipeline, hereinafter referred to the Monterrey Project.  The Monterrey Project was
initially conceived at KMI in 1996 and between 1996 and 1998 KMI and its subsidiaries paid, on behalf of KM Mexico, approximately $2.5 million in connection with the Monterrey Project to explore the feasibility of and to obtain permits for the Mexican portion of the project.  Following 1998, the
Monterrey Project was dormant at KMI.

   In December 2000, when KMI contributed to us Kinder Morgan Texas Pipeline,
L.P., the entity that had been primarily responsible for the Monterrey
Project, the Monterrey Project was still dormant (and thought likely to remain dormant indefinitely).  Consequently, KM Mexico was not contributed to us at that time.

   In 2002, Kinder Morgan Texas Pipeline, L.P. reassessed the Monterrey
Project and determined that the Monterrey Project was an economically feasible project for us.  Accordingly,  KMI's Board of Directors on the one
hand, and KMR and our general partner's Boards of Directors on the other hand, unanimously determined, respectively, that KMI should transfer KM
Mexico to us for approximately $2.5 million, the amount paid by KMI and its subsidiaries, on KM Mexico's behalf, in connection with the Monterrey Project between 1996 and 1998.

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

   The remaining assets comprising our Natural Gas Pipelines business segment are operated under agreements between KMI and us.  The agreements have five-year terms and contain automatic five-year extensions.  Pursuant to the applicable underlying agreements, we pay KMI either a fixed amount or actual costs incurred as reimbursement for the corporate general and administrative expenses incurred in connection with the operation of these assets.  The amounts paid to KMI for corporate general and administrative costs, including amounts related to Trailblazer Pipeline Company, were $13.3 million of fixed costs and $2.8 million of actual costs incurred for 2002, and $9.5 million of fixed costs and $3.2 million of actual costs incurred for 2001. Commencing in
2003, KMI will be operating additional pipeline assets, including our North
System and Cypress Pipeline, which are part of our Products Pipelines business segment, as well as our Monterrey Pipeline, which is currently under construction and will be part of our Natural Gas Pipelines business segment. We estimate the total reimbursement to be paid to KMI in respect of all pipeline assets operated by KMI and its subsidiaries for us for 2003 will be approximately $19.7 million, which includes $14.4 million of fixed costs
(adjusted for inflation) and $5.3 million of actual costs. We believe the amounts paid to KMI for the services they provided each year fairly reflect the value of the services performed. However, due to the nature of the allocations, these reimbursements may not have exactly matched the actual time and overhead spent. We believe the agreed-upon amounts were, at the time the contracts were entered into, a reasonable estimate of the corporate general and administrative expenses to be incurred by KMI and its subsidiaries in performing such services.
We also reimburse KMI and its subsidiaries for operating and maintenance costs and capital expenditures incurred with respect to these assets.

   Other

   We own a 50% equity interest in Coyote Gas Treating, LLC, referred to herein as Coyote Gulch.  Coyote Gulch is a joint venture, and El Paso Field
Services Company owns the remaining 50% equity interest.  We are the managing partner of Coyote Gulch.  As of December 31, 2002, Coyote's balance sheet has current notes payable to

                                      133

each partner in the amount of $17.1 million.  These notes are due on June
30, 2003.  At that time, the partners can either renew the notes or make capital contributions which enable Coyote to payoff the existing notes.

   Generally, KMR makes all decisions relating to the management and control of our business. Our general partner owns all of KMR's voting securities and is its sole managing member. KMI, through its wholly owned and controlled subsidiary Kinder Morgan (Delaware), Inc., owns all the common stock of our general partner. Certain conflicts of interest could arise as a result of the relationships among KMR, our general partner, KMI and us. The directors and officers of KMI have fiduciary duties to manage KMI, including selection and management of its investments in its subsidiaries and affiliates, in a manner beneficial to the shareholders of KMI. In general, KMR has a fiduciary duty to manage us in a manner beneficial to our unitholders. The partnership agreements for us and our operating partnerships contain provisions that allow KMR to take into account the interests of parties in addition to us in resolving conflicts of interest, thereby limiting its fiduciary duty to our unitholders, as well as provisions that may restrict the remedies available to unitholders for actions taken that might, without such limitations, constitute breaches of fiduciary duty. The partnership agreements provide that in the absence of bad faith by
KMR, the resolution of a conflict by KMR will not be a breach of any duties. The duty of the directors and officers of KMI to the shareholders of KMI may, therefore, come into conflict with the duties of KMR and its directors and officers to our unitholders. The Conflicts and Audit Committee of KMR's board of directors will, at the request of KMR, review (and is one of the means for resolving) conflicts of interest that may arise between KMI or its subsidiaries, on the one hand, and us, on the other hand.

13.  Leases and Commitments

   Operating Leases

   We have entered into certain operating leases.  Including probable elections to exercise renewal options, the remaining terms on our leases range from one to 41 years.  Future commitments related to these leases at
December 31, 2002 are as follows (in thousands):
                      2003......................  $ 18,747
                      2004......................    15,128
                      2005......................    13,206
                      2006......................    11,819
                      2007......................     9,545
                      Thereafter................    55,545
                                                  --------
                      Total minimum payments....  $123,990
                                                  ========

   We have not reduced our total minimum payments for future minimum sublease rentals aggregating approximately $1.6 million.  Total lease and rental expenses, including related variable charges were $21.6 million for 2002,
$41.1 million for 2001 and $7.5 million for 2000.

   Common Unit Option Plan

   During 1998, we established a common unit option plan, which provides that key personnel of KMGP Services Company, Inc. and KMI are eligible to receive grants of options to acquire common units.  The number of common units available under the option plan is 500,000.  The option plan terminates in
March 2008.  As of December 31, 2002 and 2001, outstanding options for
261,600 and 379,400 common units had been granted to certain personnel with a term of seven years at an average exercise price of approximately $17.30 per unit.  During 2002, 88,200 options were exercised at an average price of
$17.77 per unit.  These options had an average fair market value of $34.24 per unit.  During 2001, 55,200 options were exercised at an average price of
$17.52 per unit.  These options had an average fair market value of $33.26 per unit.  In addition, as of December 31, 2002, outstanding options for
20,000 common units, at an average exercise price of $20.58 per unit, had been granted to two of Kinder Morgan G.P., Inc.'s three non-employee directors.  The options granted generally have a term of seven years, vest
40% on the first anniversary of the date of grant and 20% on each of the next three anniversaries, and have exercise prices equal to the market price of the common units at the grant date.

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

                                      134

material.  No compensation expense has been recorded since the options were granted at exercise prices equal to the market prices at the date of grant.

   Other

   Effective January 17, 2002, our general partner entered into a retention agreement with C. Park Shaper, an officer of our general partner and its delegate.  Pursuant to the terms of the agreement, Mr. Shaper obtained a $5 million personal loan guaranteed by us.  Mr. Shaper was required to purchase
KMI common shares and our common units in the open market with the loan proceeds.  If he voluntarily leaves us prior to the end of five years, then he must repay the entire loan.  After five years, provided Mr. Shaper has continued to be employed by our general partner, we and KMI will assume Mr.
Shaper's obligations under the loan.  The agreement contains provisions that address termination for cause, death, disability and change of control.

   We have an Executive Compensation Plan for certain executive officers of our general partner.  We may, at our option and with the approval of our unitholders, pay the participants in units instead of cash.  Eligible awards are equal to a percentage of an incentive compensation value, which is equal to a formula based upon the cash distributions paid to our general partner during the four calendar quarters preceding the date of redemption multiplied by eight.  The amount of these awards are accrued as compensation expense and adjusted quarterly.  Under the plan, no eligible employee may receive a grant in excess of 2% of the incentive compensation value and total awards under the plan may not exceed 10% of the incentive compensation value.  The plan terminates January 1, 2007, and any unredeemed awards will be automatically redeemed.  At December 31, 2002, there were no outstanding awards granted under our Executive Compensation Plan.

   Contingent Debt

   Cortez Pipeline Company Debt

   Pursuant to a certain Throughput and Deficiency Agreement, the owners of
Cortez Pipeline Company (Kinder Morgan CO2 Company, L.P. - 50% owner; a subsidiary of Exxon Mobil Corporation - 37% owner; and Cortez Vickers
Pipeline Company - 13% owner) are required, on a percentage ownership basis, to contribute capital to Cortez Pipeline Company in the event of a cash deficiency.  The Throughput and Deficiency Agreement contractually supports the borrowings of Cortez Capital Corporation, a wholly-owned subsidiary of
Cortez Pipeline Company, by obligating the owners of Cortez Pipeline Company to fund cash deficiencies at Cortez Pipeline Company, including cash deficiencies relating to the repayment of principal and interest on borrowings by Cortez Capital Corporation.  Parent companies of the respective
Cortez Pipeline Company owners further severally guarantee, on a percentage basis, the obligations of the Cortez Pipeline Company owners under the
Throughput and Deficiency Agreement.

   Due to our indirect ownership of Cortez Pipeline Company through Kinder
Morgan CO2 Company, L.P., we severally guarantee 50% of the debt of Cortez
Capital Corporation.  Shell Oil Company shares our guaranty obligations jointly and severally through December 31, 2006 for Cortez Capital
Corporation's debt programs in place as of April 1, 2000.

   At December 31, 2002, the debt facilities of Cortez Capital Corporation consisted of:

   o $115.7 million of Series D notes due May 15, 2013;

   o a $175 million short-term commercial paper program; and

   o a $175 million committed revolving credit facility due December 26, 2003
     (to support the above-mentioned $175 million commercial paper program).

   At December 31, 2002, Cortez Capital Corporation had $140.6 million of commercial paper outstanding with an interest rate of 1.39%, the average interest rate on the Series D notes was 6.9322% and there were no borrowings under the credit facility.

                                      135

   Plantation Pipeline Company Debt

   On April 30, 1997, Plantation Pipeline Company entered into a $10 million, ten-year floating-rate term credit agreement.  We, as an owner of Plantation
Pipeline Company, severally guarantee this debt on a pro rata basis equivalent to our respective 51% ownership interest.  During 1999, this agreement was amended to reduce the maturity date by three years.  The $10 million is outstanding at December 31, 2002.

   Red Cedar Gas Gathering Company Debt

   In October 1998, Red Cedar Gas Gathering Company sold $55 million in aggregate principal amount of Senior Notes due October 31, 2010.  The $55 million was sold in 10 different notes in varying amounts with identical terms.

   The Senior Notes are secured by a first priority lien on the ownership interests, including our 49% ownership interest, in Red Cedar Gas Gathering
Company.  The Senior Notes are also guaranteed by us and the other owner of
Red Cedar Gas Gathering Company.  The principal is to be repaid in seven equal installments beginning on October 31, 2004 and ending on October 31,
2009, with any remainder due October 31, 2010.  The $55 million is outstanding at December 31, 2002.

   Nassau County, Florida Ocean Highway and Port Authority Debt

   Nassau County, Florida Ocean Highway and Port Authority is a political subdivision of the state of Florida.  During 1990, Ocean Highway and Port
Authority issued its Adjustable Demand Revenue Bonds in the aggregate principal amount of $38.5 million for the purpose of constructing certain port improvements located in Fernandino Beach, Nassau County, Florida.  A letter of credit was issued as security for the Adjustable Demand Revenue
Bonds and was guaranteed by the parent company of Nassau Terminals, Inc., the operator of the port facilities.  In July 2002, we acquired Nassau Terminals,
Inc. and became guarantor under the letter of credit agreement.  In December
2002, we issued a $28 million letter of credit under our credit facilities and the former letter of credit guarantee was terminated.

   At December 31, 2002 the outstanding principal amount of the Adjustable
Demand Revenue Bonds is $25 million.  The bonds require principal repayments of $5 million per year through 2008.

14.  Risk Management

   Hedging Activities

   Certain of our business activities expose us to risks associated with changes in the market price of natural gas, natural gas liquids, crude oil and carbon dioxide.  Through KMI, we use energy financial instruments to reduce our risk of changes in the prices of natural gas, natural gas liquids and crude oil markets (and carbon dioxide to the extent contracts are tied to crude oil prices) as discussed below.  The fair value of these risk management instruments reflects the estimated amounts that we would receive or pay to terminate the contracts at the reporting date, thereby taking into account the current unrealized gains or losses on open contracts.  We have available market quotes for substantially all of the financial instruments that we use.

   The energy risk management products that we use include:

   o commodity futures and options contracts;

   o fixed-price swaps; and

   o basis swaps.

   Pursuant to our management's approved policy, we are to engage in these activities only as a hedging mechanism against price volatility associated with:

                                      136

   o pre-existing or anticipated physical natural gas, natural gas liquids and crude oil sales;

   o pre-existing or anticipated physical carbon dioxide sales that have pricing tied to crude oil prices;

   o natural gas purchases; and

   o system use and storage.

   Our risk management activities are only used in order to protect our profit margins and our risk management policies prohibit us from engaging in speculative trading.  Commodity-related activities of our risk management group are monitored by our Risk Management Committee, which is charged with the review and enforcement of our management's risk management policy.

   As a result of our adoption of SFAS No. 133, as discussed in Note 2, we recorded a cumulative effect adjustment in other comprehensive income of
$22.8 million representing the fair value of our derivative financial instruments utilized for hedging activities as of January 1, 2001.  During the year ended December 31, 2001, $16.6 million of this initial adjustment was reclassified to earnings as a result of hedged sales and purchases during
the period.   During 2001, we reclassified a total of $51.5 million to
earnings as a result of hedged sales and purchases during the period.

   The gains and losses included in Accumulated other comprehensive income will be reclassified into earnings as the hedged sales and purchases take place.  Approximately $42.5 million of the Accumulated other comprehensive loss balance of $45.3 million representing unrecognized net losses on derivative activities at December 31, 2002 is expected to be reclassified into earnings during the next twelve months.  During 2002, we reclassified
$7.5 million of the accumulated other comprehensive income balance of $63.8 million representing unrecognized net losses on derivative activities at
December 31, 2001 into earnings.  For each of the years ended December 31,
2002 and 2001, we did not reclassify any gains or losses into earnings as a result of the discontinuance of cash flow hedges due to a determination that the forecasted transactions will no longer occur by the end of the originally specified time period.

   Purchases or sales of commodity contracts require a dollar amount to be placed in margin accounts. In addition, through KMI, we are required to post margins with certain over-the-counter swap partners.  These margin requirements are determined based upon credit limits and mark-to-market positions.  Our margin deposits associated with commodity contract positions were $1.9 million at December 31, 2002 and $20.0 million on December 31,
2001.  Our margin deposits associated with over-the-counter swap partners were $0.0 million on December 31, 2002 and ($42.1) million on December 31,
2001.

   We recognized a gain of $0.7 million during 2002 and a loss of $1.3 million during 2001 as a result of ineffective hedges.  These amounts  are reported within the caption Operations and maintenance in the accompanying
Consolidated Statements of Income.  For each of the years ended December 31,
2002 and 2001, we did not exclude any component of the derivative instruments' gain or loss from the assessment of hedge effectiveness.

   The differences between the current market value and the original physical contracts value associated with our hedging activities are primarily reflected as Other current assets and Accrued other current liabilities in the accompanying consolidated balance sheets.  At December 31, 2002, our balance of $104.5 million of Other current assets included approximately
$57.9 million related to risk management hedging activities, and our balance of $298.7 million of Accrued other current liabilities included approximately
$101.3 million related to risk management hedging activities.  At December
31, 2001, our balance of $194.9 million of Other current assets included approximately $163.7 million related to risk management hedging activities, and our balance of $209.9 million of Accrued other current liabilities included approximately $117.8 million related to risk management hedging activities.

   The remaining differences between the current market value and the original physical contracts value associated with our hedging activities are reflected as deferred charges or deferred credits in the accompanying consolidated balance sheets.  At December 31, 2002, our balance of $250.8 million of Deferred charges and other assets included

                                      137

approximately $5.7 million related to risk management hedging activities, and our balance of $199.8 million of Other long-term liabilities and deferred credits included approximately $8.5 million related to risk management hedging activities.  At December 31, 2001, our balance of $75.0 million of
Deferred charges and other assets included approximately $22.0 million related to risk management hedging activities, and our balance of $246.5 million of Other long-term liabilities and deferred credits included approximately $4.7 million related to risk management hedging activities.

   Prior to 2001, we accounted for gain/loss on our over-the-counter swaps and marked our open futures position to market value.  Such items were deferred on the balance sheet and reflected in current receivables, other current assets, accrued other current liabilities, deferred charges or deferred credits in our consolidated balance sheets.  In all instances, these deferrals are offset by the corresponding value of the underlying physical transactions.  In the event energy financial instruments are terminated prior to the period of physical delivery of the items being hedged, the gains and losses on the energy financial instruments at the time of termination remain deferred until the period of physical delivery.

   Given our portfolio of businesses as of December 31, 2002, our principal uses of derivative financial instruments will be to mitigate the risk associated with market movements in the price of energy commodities.  Our net short natural gas derivatives position primarily represents our hedging of anticipated future natural gas purchases and sales.  Our net short crude oil derivatives position represents our crude oil derivative purchases and sales made to hedge anticipated oil purchases and sales.  In addition, crude oil contracts have been sold to hedge anticipated carbon dioxide purchases and sales that have pricing tied to crude oil prices.  Finally, our net short natural gas liquids derivatives position reflects the hedging of our forecasted natural gas liquids purchases and sales.  As of December 31, 2002, the maximum length of time over which we have hedged our exposure to the variability in future cash flows associated with commodity price risk is through December 2007.

   As of December 31, 2002, our commodity contracts and over-the-counter swaps and options (in thousands) consisted of the following:


                                                                                     Over the
                                                                                      Counter
                                                                                     Swaps and
                                                                      Commodity       Options
                                                                      Contracts      Contracts        Total
                                                                      ---------      ---------      --------
                                                                              (Dollars in thousands)
                Deferred Net (Loss) Gain........................     $    (926)   $     (49,323)  $   (50,249)
                Contract Amounts-- Gross........................     $ 117,778    $     881,609   $   999,387
                Contract Amounts-- Net..........................     $    (862)   $    (465,082)  $  (465,944)

                                                                             (Number of contracts(1))
                Natural Gas
                  Notional Volumetric Positions: Long...........         1,439            5,208         6,647
                  Notional Volumetric Positions: Short..........        (1,028)          (6,854)       (7,882)
                  Net Notional Totals to Occur in 2003..........           411           (1,391)         (980)
                  Net Notional Totals to Occur in 2004 and Beyond           --             (255)         (255)
                Crude Oil
                  Notional Volumetric Positions: Long...........            84              678           762
                  Notional Volumetric Positions: Short..........          (879)         (18,457)      (19,336)
                  Net Notional Totals to Occur in 2003..........          (795)          (5,005)       (5,800)
                  Net Notional Totals to Occur in 2004 and Beyond           --          (12,774)      (12,774)
                Natural Gas Liquids
                  Notional Volumetric Positions: Long...........            --            --              --
                  Notional Volumetric Positions: Short..........            --             (964)         (964)
                  Net Notional Totals to Occur in 2003..........            --             (588)         (588)
                  Net Notional Totals to Occur in 2004 and Beyond           --             (376)         (376)


__________
(1) A term of reference describing a unit of commodity trading. One natural gas contract equals 10,000 MMBtus. One crude oil or natural gas liquids contract equals 1,000 barrels.

   Our over-the-counter swaps and options are with a number of parties, each of which has an investment grade credit rating.  We both owe money and are owed money under these financial instruments.  At December 31, 2002, if all parties owing us failed to pay us amounts due under these arrangements, our credit loss would be $9.5 million.

                                      138

    At December 31, 2002, our largest credit exposure to a single counterparty was $4.2 million.  In addition, defaults by counterparties under over-the-counter swaps and options could expose us to additional commodity price risks in the event that we are unable to enter into replacement contracts for such swaps and options on substantially the same terms.
Alternatively, we may need to pay significant amounts to the new counterparties to induce them to enter into replacement swaps and options on substantially the same terms.

   During the fourth quarter of 2001, we determined that Enron Corp. was no longer likely to honor the obligations it had to us in conjunction with derivatives we were accounting for as hedges under SFAS No. 133.  Upon making that determination, we:

   o ceased to account for those derivatives as hedges;

   o entered into new derivative transactions on substantially similar terms with other counterparties to replace our position with Enron;

   o designated the replacement derivative positions as hedges of the exposures that had been hedged with the Enron positions; and

   o recognized a $6.0 million loss (included with General and administrative expenses in the accompanying Consolidated Statement of Operations for
     2001) in recognition of the fact that it was unlikely that we would be paid the amounts then owed under the contracts with Enron.

   While we enter into derivative transactions only with investment grade counterparties and actively monitor their credit ratings, it is nevertheless possible that additional losses will result from counterparty credit risk in the future.

   Interest Rate Swaps

   In order to maintain a cost effective capital structure, it is our policy to borrow funds using a mix of fixed rate debt and variable rate debt.  As of
December 31, 2002 and 2001, respectively, we were a party to interest rate swap agreements with a notional principal amount of $1.95 billion and $900 million, respectively, for the purpose of hedging the interest rate risk associated with our fixed and variable rate debt obligations.

   As of December 31, 2002, a notional principal amount of $1.75 billion of these agreements effectively converts the interest expense associated with the following series of our senior notes from fixed rates to variable rates based on an interest rate of LIBOR plus a spread:

   o $200 million principal amount of our 8.0% senior notes due March 15,
     2005;

   o $200 million principal amount of our 5.35% senior notes due August 15,
     2007;

   o $250 million principal amount of our 6.30% senior notes due February 1,
     2009;

   o $200 million principal amount of our 7.125% senior notes due March 15,
     2012;

   o $300 million principal amount of our 7.40% senior notes due March 15,
     2031;

   o $200 million principal amount of our 7.75% senior notes due March 15,
     2032; and

   o $400 million principal amount of our 7.30% senior notes due August 15,
     2033.

   These swap agreements have termination dates that correspond to the maturity dates of the related series of senior notes, therefore, as of
December 31, 2002, the maximum length of time over which we have hedged our exposure to the variability in future cash flows associated with interest rate risk is through August 2033.  The swap agreements related to our 7.40%
senior notes contain mutual cash-out provisions at the then-current economic value every seven years.  The swap agreements related to our 7.125% senior notes contain cash-out provisions at the then-current economic value at March
15, 2009.  The swap agreements related to our 7.75% senior notes and our
7.30%

                                      139

senior notes contain mutual cash-out provisions at the then-current
economic value every five years.   These interest rate swaps have been
designated as fair value hedges as defined by SFAS No. 133.  SFAS No. 133 designates derivatives that hedge a recognized asset or liability's exposure to changes in their fair value as fair value hedges and the gain or loss on fair value hedges are to be recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged.  The effect of that accounting is to reflect in earnings the extent to which the hedge is not effective in achieving offsetting changes in fair value.

   As of December 31, 2002, we also have swap agreements that effectively convert the interest expense associated with $200 million of our variable rate debt to fixed rate.  The maturity dates of these swap agreements range from September 2, 2003 to August 1, 2005.  In the prior year, this hedge was designated a fair value hedge on our $200 million Floating Rate Senior Notes, which were retired in March 2002.  Subsequent to the repayment of our
Floating Rate Senior Notes, the swaps were designated as a cash flow hedge of the risk associated with changes in the designated benchmark interest rate
(in this case, one-month LIBOR) related to forecasted payments associated with interest on an aggregate of $200 million of our portfolio of commercial paper.

   In addition, our interest rate swaps meet the conditions required to assume no ineffectiveness under SFAS No. 133 and, therefore, we have accounted for them using the "shortcut" method prescribed for fair value hedges by SFAS No. 133.  Accordingly, we adjust the carrying value of each swap to its fair value each quarter, with an offsetting entry to adjust the carrying value of the debt securities whose fair value is being hedged.  We record interest expense equal to the variable rate payments or fixed rate payments under the swaps.  Interest expense is accrued monthly and paid semi-annually.  At December 31, 2002, we recognized an asset of $179.1 million and a liability of $12.1 million for the $167.0 million net fair value of our swap agreements, and we included these amounts with Deferred charges and other assets and Other long-term liabilities and deferred credits on the accompanying balance sheet.  The offsetting entry to adjust the carrying value of the debt securities whose fair value was being hedged was recognized as Market value of interest rate swaps on the accompanying balance sheet.  At December 31, 2001, we recognized a liability of $5.4 million for the net fair value of our swap agreements and we included this amount with
Other long-term liabilities and deferred credits on the accompanying balance sheet, and again, the offsetting entry to adjust the carrying value of the debt securities whose fair value was being hedged was recognized as Market value of interest rate swaps on the accompanying balance sheet.

   We are exposed to credit related losses in the event of nonperformance by counterparties to these interest rate swap agreements.  While we enter into derivative transactions only with investment grade counterparties and actively monitor their credit ratings, it is nevertheless possible that from time to time losses will result from counterparty credit risk.

15.  Reportable Segments

   We divide our operations into four reportable business segments (see Note 1):

   o Products Pipelines;

   o Natural Gas Pipelines;

   o CO2 Pipelines; and

   o Terminals.

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

   Our Products Pipelines segment derives its revenues primarily from the transportation of refined petroleum products, including gasoline, diesel fuel, jet fuel and natural gas liquids.  Our Natural Gas Pipelines segment derives

                                      140

its revenues primarily from the sale, gathering, transmission and storage of natural gas.  Our CO2 Pipelines segment derives its revenues primarily from the marketing and transportation of carbon dioxide used as a flooding medium for recovering crude oil from mature oil fields and from the production of crude oil from fields in the Permian Basin of West Texas.  Our
Terminals segment derives its revenues primarily from the transloading and storing of refined petroleum products and dry and liquid bulk products, including coal, petroleum coke, cement, alumina, salt, and chemicals.

   Financial information by segment follows (in thousands):

                                                  2002       2001       2000
                                                  ----       ----       ----
           Revenues
            Products Pipelines.............  $  576,542  $  605,392  $  420,272
            Natural Gas Pipelines..........   3,086,187   1,869,315     174,187
            CO2 Pipelines..................     146,280     122,094      89,214
            Terminals......................     428,048     349,875     132,769
                                             ----------- ----------- -----------
            Total consolidated revenues....  $4,237,057  $2,946,676  $  816,442
                                             =========== =========== ===========
           Operating income
            Products Pipelines.............  $  342,372  $  298,991  $  195,057
            Natural Gas Pipelines..........     253,498     171,899      97,349
            CO2 Pipelines..................      66,560      59,559      48,059
            Terminals......................     180,725     142,672      39,523
                                             ----------- ----------- -----------
            Total segment operating income.     843,155     673,121     379,988
            Corporate administrative
              expenses.....................    (118,857)   (109,293)    (64,427)
                                             ----------- ----------- -----------
            Total consolidated operating
             income........................  $  724,298  $  563,828  $  315,561
                                             =========== =========== ===========

           Earnings from equity investments, net of
             amortization of excess costs
             Products Pipelines............  $   25,717  $   22,686  $   29,105
             Natural Gas Pipelines.........      23,610      21,156      14,975
             CO2 Pipelines.................      34,311      31,981      19,328
             Terminals.....................          45          --          --
                                             ----------- ----------- -----------
             Consolidated equity earnings,
              net of amortization..........  $  83,683   $  75,823   $   63,408
                                             =========== =========== ===========

         Interest revenue
           Products Pipelines..............  $      --   $      --   $       --
           Natural Gas Pipelines...........         --          --           --
           CO2 Pipelines...................         --          --           --
           Terminals.......................         --          --           --

                                             ----------- ----------- -----------
           Total segment interest revenue..        --         --       --
                                             ----------- ----------- -----------
           Unallocated interest revenue....       1,819       4,473       3,818
                                             ----------- ----------- -----------
           Total   consolidated    interest  $    1,819  $    4,473  $    3,818
            revenue........................
                                             =========== =========== ===========

         Interest (expense)
           Products Pipelines..............  $       --  $       --  $       --
           Natural Gas Pipelines...........          --          --          --
           CO2 Pipelines...................          --          --          --
           Terminals.......................          --          --          --
                                             ----------- ----------- -----------
           Total segment interest (expense)          --          --          --
                                             ----------- ----------- -----------
           Unallocated interest (expense)..    (178,279)   (175,930)    (97,102)
                                             ----------- ----------- -----------
           Total consolidated interest       $ (178,279) $ (175,930) $  (97,102)
            (expense)......................
                                             =========== =========== ===========

         Other, net(a)
           Products Pipelines..............  $  (14,000) $      440  $   10,492
           Natural Gas Pipelines...........          36         749         744
           CO2 Pipelines...................         112         547         741
           Terminals.......................      15,550         226       2,607
                                             ----------- ----------- -----------
           Total consolidated Other, net...  $    1,698  $    1,962  $   14,584
                                             =========== =========== ===========

(a) 2002 amounts include non-recurring environmental expense adjustments resulting in a $15.7 million loss to our Products Pipelines business segment and a $16.0 million gain to our Terminals business segment.

                                      141

                                                  2002       2001       2000
                                                  ----       ----       ----
         Income tax benefit (expense)
           Products Pipelines..............  $  (10,154) $   (9,653) $  (11,960)
           Natural Gas Pipelines...........        (378)         --          --
           CO2 Pipelines...................          --          --          --
           Terminals.......................      (4,751)     (6,720)     (1,974)
                                             ----------- ----------- -----------
           Total consolidated income tax
            benefit (expense)..............  $  (15,283) $  (16,373) $  (13,934)
                                             =========== =========== ===========

         Segment earnings
           Products Pipelines..............  $  343,935  $ 312,464   $  222,694
           Natural Gas Pipelines...........     276,766    193,804      113,068
           CO2 Pipelines...................     100,983     92,087       68,128
           Terminals.......................     191,569    136,178       40,156
                                             ----------- ----------- -----------
           Total segment earnings..........     913,253    734,533      444,046
           Interest and corporate
            administrative expenses(a).....    (304,876)  (292,190)    (165,698)
                                             ----------- ----------- -----------
           Total consolidated net income...  $  608,377  $  442,343  $  278,348
                                             =========== =========== ===========

(a) Includes interest and debt expense, general and administrative expenses, minority interest expense and other insignificant items.

           Assets at December 31
             Products Pipelines............  $3,088,799  $3,095,899 $ 2,220,984
             Natural Gas Pipelines.........   3,121,674   2,058,836   1,552,506
             CO2 Pipelines.................     613,980     503,565     417,278
             Terminals.....................   1,165,096     990,760     357,689
                                             ----------- ----------- -----------
             Total segment assets..........   7,989,549   6,649,060   4,548,457
             Corporate assets(a)...........     364,027      83,606      76,753
                                             ----------- ----------- -----------
             Total consolidated assets.....  $8,353,576  $6,732,666  $4,625,210
                                             =========== =========== ===========

(a) Includes cash, cash equivalents and certain unallocable deferred charges.

           Depreciation and amortization
             Products Pipelines............   $  64,388  $   65,864  $   40,730
             Natural Gas Pipelines.........      48,411      31,564      21,709
             CO2 Pipelines.................      29,196      17,562      10,559
             Terminals.....................      30,046      27,087       9,632
                                             ----------- ----------- -----------
             Total consolidated depreciation
              and amortization.............  $  172,041  $  142,077  $   82,630
                                             =========== =========== ===========

           Investments at December 31
             Products Pipelines............   $ 133,927  $  225,561  $  231,651
             Natural Gas Pipelines.........     103,724     146,566     141,613
             CO2 Pipelines.................      71,283      68,232       9,559
             Terminals.....................       2,110         159          59
                                             ----------- ----------- -----------
             Total consolidated equity
              investments..................     311,044     440,518     382,882
           Investment in oil and gas assets
            to be contributed to joint
            venture........................          --          --      34,163
                                             ----------- ----------- -----------
                                              $ 311,044  $  440,518  $  417,045
                                             =========== =========== ===========

           Capital expenditures
             Products Pipelines............   $  62,199  $   84,709  $   69,243
             Natural Gas Pipelines.........     194,485      86,124      14,496
             CO2 Pipelines.................     163,183      65,778      16,115
             Terminals.....................     122,368      58,477      25,669
                                             ----------- ----------- -----------
             Total consolidated capital
              expenditures.................  $  542,235  $  295,088   $ 125,523
                                             =========== =========== ===========

   Our total operating revenues are derived from a wide customer base.  For each of the years ended December 31, 2002 and 2001, one customer accounted for more than 10% of our total consolidated revenues.  Total transactions within our Natural Gas Pipelines segment in 2002 with CenterPoint Energy accounted for 15.6% of our total consolidated revenues during 2002.  Total transactions within our Natural Gas Pipelines and Terminals segment in 2001 with the Reliant Energy group of companies, including the entities which became CenterPoint Energy in October 2002, accounted for 20.2% of our total consolidated revenues during 2001.  For the year ended December 31, 2000, no revenues from transactions with a single external customer amounted to 10% or more of our total consolidated revenues.

                                      142

16.  Litigation and Other Contingencies

   The tariffs charged for interstate common carrier pipeline transportation for our pipelines are subject to rate regulation by the Federal Energy
Regulatory Commission, referred to herein as FERC, under the Interstate
Commerce Act.  The Interstate Commerce Act requires, among other things, that interstate petroleum products pipeline rates be just and reasonable and non-discriminatory.  Pursuant to FERC Order No. 561, effective January 1,
1995, interstate petroleum products pipelines are able to change their rates within prescribed ceiling levels that are tied to an inflation index.  FERC
Order No. 561-A, affirming and clarifying Order No. 561, expands the circumstances under which interstate petroleum products pipelines may employ cost-of-service ratemaking in lieu of the indexing methodology, effective
January 1, 1995.  For each of the years ended December 31, 2002, 2001 and
2000, the application of the indexing methodology did not significantly affect our tariff rates.

   Federal Energy Regulatory Commission Proceedings

   SFPP, L.P.

   SFPP, L.P., referred to herein as SFPP, is the subsidiary limited partnership that owns our Pacific operations, excluding CALNEV Pipe Line LLC and related terminals acquired from GATX Corporation.  Tariffs charged by
SFPP are subject to certain proceedings at the FERC involving shippers'
complaints regarding the interstate rates, as well as practices and the jurisdictional nature of certain facilities and services, on our Pacific operations' pipeline systems.  Generally, the interstate rates on our Pacific operations' pipeline systems are "grandfathered" under the Energy Policy Act of 1992 unless "substantially changed circumstances" are found to exist.  To the extent "substantially changed circumstances" are found to exist, our
Pacific operations may be subject to substantial exposure under these FERC complaints.

   The complainants have alleged a variety of grounds for finding
"substantially changed circumstances."  Applicable rules and regulations in this field are vague, relevant factual issues are complex, and there is little precedent available regarding the factors to be considered or the method of analysis to be employed in making a determination of "substantially changed circumstances".  Given the relative newness of the grandfathering standard under the Energy Policy Act and limited precedent, we cannot predict how these allegations will be viewed by the FERC.

   If "substantially changed circumstances" are found, SFPP rates previously
"grandfathered" under the Energy Policy Act will lose their "grandfathered"
status.  If these rates are found to be unjust and unreasonable, shippers may be entitled to a prospective rate reduction and a complainant may be entitled to reparations for periods from the date of its complaint to the date of the implementation of the new rates.

   We currently believe that these FERC complaints seek approximately $197 million in tariff reparations and prospective annual tariff reductions, the aggregate average annual impact of which would be approximately $45 million.
We are not able to predict with certainty the final outcome of the pending
FERC proceedings involving SFPP, should they be carried through to their conclusion, or whether we can reach a settlement with some or all of the complainants.

   However, even if "substantially changed circumstances" are found to exist, we believe that the resolution of these FERC complaints will be for amounts substantially less than the amounts sought and that the resolution of such matters will not have a material adverse effect on our business, financial position or results of operations.

   OR92-8, et al. proceedings.  In September 1992, El Paso Refinery, L.P.
filed a protest/complaint with the FERC:

   o challenging SFPP's East Line rates from El Paso, Texas to Tucson and
     Phoenix, Arizona;

   o challenging SFPP's proration policy; and

   o seeking to block the reversal of the direction of flow of SFPP's six-inch pipeline between Phoenix and Tucson.

                                      143

   At various subsequent dates, the following other shippers on SFPP's South
System filed separate complaints, and/or motions to intervene in the FERC proceeding, challenging SFPP's rates on its East and/or West Lines:

   o Chevron U.S.A. Products Company;

   o Navajo Refining Company;

   o ARCO Products Company;

   o Texaco Refining and Marketing Inc.;

   o Refinery Holding Company, L.P. (a partnership formed by El Paso
     Refinery's long-term secured creditors that purchased its refinery in
     May 1993);

   o Mobil Oil Corporation; and

   o Tosco Corporation.

   Certain of these parties also claimed that a gathering enhancement fee at
SFPP's Watson Station in Carson, California was charged in violation of the
Interstate Commerce Act.

   The FERC consolidated these challenges in Docket Nos. OR92-8-000, et al., and ruled that they are complaint proceedings, with the burden of proof on the complaining parties.  These parties must show that SFPP's rates and practices at issue violate the requirements of the Interstate Commerce Act.

   A FERC administrative law judge held hearings in 1996, and issued an initial decision on September 25, 1997.  The initial decision agreed with
SFPP's position that "changed circumstances" had not been shown to exist on the West Line, and therefore held that all West Line rates that were
"grandfathered" under the Energy Policy Act of 1992 were deemed to be just and reasonable and were not subject to challenge, either for the past or prospectively, in the Docket No. OR92-8 et al. proceedings.  SFPP's Tariff
No. 18 for movement of jet fuel from Los Angeles to Tucson, which was initiated subsequent to the enactment of the Energy Policy Act, was specifically excepted from that ruling.

   The initial decision also included rulings generally adverse to SFPP on such cost of service issues as:

   o the capital structure to be used in computing SFPP's 1985 starting rate base ;

   o the level of income tax allowance; and

   o the recovery of civil and regulatory litigation expenses and certain pipeline reconditioning costs.

   The administrative law judge also ruled that SFPP's gathering enhancement service at Watson Station was subject to FERC jurisdiction and ordered SFPP to file a tariff for that service, with supporting cost of service documentation.

   SFPP and other parties asked the FERC to modify various rulings made in the initial decision.  On January 13, 1999, the FERC issued its Opinion No.
435, which affirmed certain of those rulings and reversed or modified others.

   With respect to SFPP's West Line, the FERC affirmed that all but one of the West Line rates are "grandfathered" as just and reasonable and that
"changed circumstances" had not been shown to satisfy the complainants'
threshold burden necessary to challenge those rates.  The FERC further held that the rate stated in Tariff No. 18 did not require rate reduction.
Accordingly, the FERC dismissed all complaints against the West Line rates without any requirement that SFPP reduce, or pay any reparations for, any
West Line rate.

   With respect to the East Line rates, Opinion No. 435 made several changes in the initial decision's methodology for calculating the rate base.  It held that the June 1985 capital structure of SFPP's parent company at that time,

                                      144

rather than SFPP's 1988 partnership capital structure, should be used to calculate the starting rate base and modified the accumulated deferred income tax and allowable cost of equity used to calculate the rate base.  It also ruled that SFPP would not owe reparations to any complainant for any period prior to the date on which that complainant's complaint was filed, thus reducing by two years the potential reparations period claimed by most complainants.

   SFPP and certain complainants sought rehearing of Opinion No. 435 by the
FERC.  In addition, ARCO, RHC, Navajo, Chevron and SFPP filed petitions for review of Opinion No. 435 with the U.S. Court of Appeals for the District of
Columbia Circuit, all of which were either dismissed as premature or held in abeyance pending FERC action on the rehearing requests.

   On March 15, 1999, as required by the FERC's order, SFPP submitted a compliance filing implementing the rulings made in Opinion No. 435, establishing the level of rates to be charged by SFPP in the future, and setting forth the amount of reparations that would be owed by SFPP to the complainants under the order.  The complainants contested SFPP's compliance filing.

   On May 17, 2000, the FERC issued its Opinion No. 435-A, which modified
Opinion No. 435 in certain respects.  It denied requests to reverse its rulings that SFPP's West Line rates and Watson Station gathering enhancement facilities fee are entitled to be treated as "grandfathered" rates under the
Energy Policy Act.  It suggested, however, that if SFPP had fully recovered the capital costs of the gathering enhancement facilities, that might form the basis of an amended "changed circumstances" complaint.

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
However, it granted Navajo's request to make the computation of interest expense for tax allowance purposes the same as for debt return.

   Opinion No. 435-A reaffirmed that SFPP may recover certain litigation costs incurred in defense of its rates (amortized over five years), but reversed a ruling that those expenses may include the costs of certain civil litigation with Navajo and El Paso.  It also reversed a prior decision that litigation costs should be allocated between the East and West Lines based on throughput, and instead adopted SFPP's position that such expenses should be split equally between the two systems.

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

   Opinion No. 435-A denied Chevron's request for modification of SFPP's prorationing policy.  That policy required customers to demonstrate a need for additional capacity if a shortage of available pipeline space existed.
SFPP's prorationing policy has since been changed to eliminate the
"demonstrated need" test.

   Finally, Opinion No. 435-A directed SFPP to revise its initial compliance filings to reflect the modified rulings.  It eliminated the refund obligation for the compliance tariff containing the Watson Station gathering enhancement fee, but required SFPP to pay refunds to the extent that the initial compliance tariff East Line rates exceeded the rates produced under Opinion
No. 435-A.

                                      145

   In June 2000, several parties filed requests for rehearing of rulings made in Opinion No. 435-A.  Chevron and RHC both sought reconsideration of the
FERC's ruling that only Navajo is entitled to reparations for East Line shipments.  SFPP sought rehearing of the FERC's:

   o decision to require use of the December 1988 partnership capital structure for the period 1984-88 in computing the starting rate base;

   o elimination of civil litigation costs;

   o refusal to allow any recovery of civil litigation settlement payments;
     and

   o failure to provide any allowance for regulatory expenses in prospective rates.

   On July 17, 2000, SFPP submitted a compliance filing implementing the rulings made in Opinion No. 435-A, together with a calculation of reparations due to Navajo and refunds due to other East Line shippers.  SFPP also filed a tariff stating revised East Line rates based on those rulings.

   ARCO, Chevron, Navajo, RHC, Texaco and SFPP sought judicial review of
Opinion No. 435-A in the U.S. Court of Appeals for the District of Columbia
Circuit.  All of those petitions except Chevron's were either dismissed as premature or held in abeyance pending action on the rehearing requests.  On
September 19, 2000, the court dismissed Chevron's petition for lack of prosecution, and subsequently denied a motion by Chevron for reconsideration of that dismissal.

   On September 13, 2001, the FERC issued Opinion No. 435-B, which ruled on requests for rehearing and comments on SFPP's compliance filing.  Based on those rulings, the FERC directed SFPP to submit a further revised compliance filing, including revised tariffs and revised estimates of reparations and refunds.

   Opinion No. 435-B denied SFPP's requests for rehearing, which involved the capital structure to be used in computing starting rate base, SFPP's ability to recover litigation and settlement costs incurred in connection with the
Navajo and El Paso civil litigation, and the provision for regulatory costs in prospective rates.  However, it modified the FERC's prior rulings on several other issues.  It reversed  the ruling that only Navajo is eligible to seek reparations, holding that Chevron, RHC, Tosco and Mobil are also eligible to recover reparations for East Line shipments.  It ruled, however, that Ultramar is not eligible for reparations in the Docket No. OR92-8 et al.
proceedings.

   The FERC also changed prior rulings that had permitted SFPP to use certain litigation, environmental and pipeline rehabilitation costs that were not recovered through the prescribed rates to offset overearnings (and potential reparations) and to recover any such costs that remained by means of a surcharge to shippers.  Opinion No. 435-B required SFPP to pay reparations to each complainant without any offset for unrecovered costs.  It required SFPP to subtract from the total 1995-1998 supplemental costs allowed under Opinion
No. 435-A any overearnings not paid out as reparations, and allowed SFPP to recover any remaining costs from shippers by means of a five-year surcharge beginning August 1, 2000.  Opinion No. 435-B also ruled that SFPP would only be permitted to recover certain regulatory litigation costs through the surcharge, and that the surcharge could not include environmental or pipeline rehabilitation costs.

   Opinion No. 435-B directed SFPP to make additional changes in its revised compliance filing, including:

   o using a remaining useful life of 16.8 years in amortizing its starting rate base, instead of 20.6 years;

   o removing the starting rate base component from base rates as of August
     1, 2001;

   o amortizing the accumulated deferred income tax balance beginning in
     1992, rather than 1988;

   o listing the corporate unitholders that were the basis for the income tax allowance in its compliance filing and certifying that those companies are not Subchapter S corporations; and

                                      146

   o "clearly" excluding civil litigation costs and explaining how it limited litigation costs to FERC-related expenses and assigned them to appropriate periods in making reparations calculations.

   On October 15, 2001, Chevron and RHC filed petitions for rehearing of
Opinion No. 435-B.  Chevron asked the FERC to clarify:

   o the period for which Chevron is entitled to reparations; and

   o whether East Line shippers that have received the benefit of
     FERC-prescribed rates for 1994 and subsequent years must show that there has been a substantial divergence between the cost of service and the change in the FERC's rate index in order to have standing to challenge
     SFPP rates for those years in pending or subsequent proceedings.

   RHC's petition contended that Opinion No. 435-B should be modified on rehearing, to the extent it:

   o suggested that a "substantial divergence" standard applies to complaint proceedings challenging the total level of SFPP's East Line rates subsequent to the Docket No. OR92-8 et al. proceedings;

   o required a substantial divergence to be shown between SFPP's cost of service and the change in the FERC oil pipeline index in such subsequent complaint proceedings, rather than a substantial divergence between the cost of service and SFPP's revenues; and

   o permitted SFPP to recover 1993 rate case litigation expenses through a surcharge mechanism.

   ARCO, Ultramar and SFPP filed petitions for review of Opinion No. 435-B
(and in SFPP's case, Opinion Nos. 435 and 435-A) in the U.S. Court of Appeals
for the District of Columbia Circuit.  The court consolidated the Ultramar and SFPP petitions with the consolidated cases held in abeyance and ordered that the consolidated cases be returned to its active docket.

   On November 7, 2001, the FERC issued an order ruling on the petitions for rehearing of Opinion No. 435-B.  The FERC held that Chevron's eligibility for reparations should be measured from August 3, 1993, rather than the September
23, 1992 date sought by Chevron.  The FERC also clarified its prior ruling with respect to the "substantial divergence" test, holding that in order to be considered on the merits, complaints challenging the SFPP rates set by applying the FERC's indexing regulations to the 1994 cost of service derived under the Opinion No. 435 orders must demonstrate a substantial divergence between the indexed rates and the pipeline's actual cost of service.
Finally, the FERC held that SFPP's 1993 regulatory costs should not be included in the surcharge for the recovery of supplemental costs.

   On November 20, 2001, SFPP submitted its compliance filing and tariffs implementing Opinion No. 435-B and the FERC's November 7, 2001 order.
Motions to intervene and protest were subsequently filed by ARCO, Mobil
(which now submits filings under the name ExxonMobil), RHC, Navajo and
Chevron, alleging that SFPP:

   o should have calculated the supplemental cost surcharge differently;

   o did not provide adequate information on the taxpaying status of its unitholders; and

   o failed to estimate potential reparations for ARCO.

   On December 7, 2001, Chevron filed a petition for rehearing of the FERC's
November 7, 2001 order.  The petition requested the FERC to specify whether
Chevron would be entitled to reparations for the two year period prior to the
August 3, 1993 filing of its complaint.

   On December 10, 2001, SFPP filed a response to those claims.  On December
14, 2001, SFPP filed a revised compliance filing and new tariff correcting an error that had resulted in understating the proper surcharge and tariff rates.

                                      147

   On December 20, 2001, the FERC's Director of the Division of Tariffs and
Rates Central issued two letter orders rejecting SFPP's November 20, 2001 and
December 14, 2001 tariff filings because they were not made effective retroactive to August 1, 2000.  On January 11, 2002, SFPP filed a request for rehearing of those orders by the FERC, on the ground that the FERC has no authority to require retroactive reductions of rates filed pursuant to its orders in complaint proceedings.

   On January 7, 2002, SFPP and RHC filed petitions for review of the FERC's
November 7, 2001 order in the U.S. Court of Appeals for the District of
Columbia Circuit.  On January 8, 2002, the court consolidated those petitions with the petitions for review of Opinion Nos. 435, 435-A and 435-B.  On
January 24, 2002, the court ordered the consolidated proceedings to be held in abeyance until the FERC acts on Chevron's request for rehearing of the
November 7, 2001 order.

   Motions to intervene and protest the December 14, 2001 corrected submissions were filed by Navajo, ARCO and ExxonMobil.  Ultramar requested leave to file an out-of-time intervention and protest of both the November
20, 2001 and December 14, 2001 submissions.  On January 14, 2002, SFPP responded to those filings to the extent they were not mooted by the orders rejecting the tariffs in question.

   On February 15, 2002, the FERC denied rehearing of the Director of the
Division of Tariffs and Rates Central's letter orders.  On February 21, 2002,
SFPP filed a motion requesting that the FERC clarify whether it intended SFPP to file a retroactive tariff or simply make a compliance filing calculating the effects of Opinion No. 435-B back to August 1, 2000; in the event the order was clarified to require a retroactive tariff filing, SFPP asked the
FERC to stay that requirement pending judicial review.

   On April 8, 2002, SFPP filed a petition for review of the FERC's February
15, 2002 Order in the U.S. Court of Appeals for the District of Columbia
Circuit.  BP West Coast Products, LLC (formerly ARCO); ExxonMobil; Tosco
Corporation; and Ultramar, Inc. and Valero Energy Corporation filed motions to intervene in that proceeding.  On April 9, 2002, the Court of Appeals consolidated SFPP's petition with the petitions for review of the FERC's prior orders and directed the parties "to file motions to govern future proceedings" by May 9, 2002.  Motions were filed by SFPP, RHC, Navajo,
Chevron and the "Indicated Parties" (BP West Coast Products, ExxonMobil,
Ultramar and Tosco).  The FERC requested that the Court of Appeals continue to hold the consolidated cases in abeyance pending the completion of proceedings before the agency on rehearing.

   On June 25, 2002, the Court of Appeals granted the ExxonMobil and Valero
Energy motions to intervene, and directed intervenors on the side of petitioners to notify the court of that status and provide a statement of issues to be raised.  ExxonMobil filed a notice on July 2, 2002; Ultramar,
Inc. and Valero Energy on July 10, 2002.  On July 12, 2002, SFPP responded to the ExxonMobil notice in order to urge the Court of Appeals not to rely on
ExxonMobil's categorization of the issues and party alignments in allocating briefing.

   On May 31, 2002, SFPP filed FERC Tariff No. 70, which implemented the
FERC's annual indexing adjustment.  Motions to intervene and protest were filed by Navajo and Chevron, contesting any indexing adjustment to the litigation surcharge permitted by Opinion No. 435-B.  On June 28, 2002, the
FERC's Director of the Division of Tariffs and Rates rejected Tariff No. 70 on the ground that the surcharge should not be indexed.  On July 2, 2002,
SFPP filed FERC Tariff No. 73 to replace Tariff No. 70 in compliance with that decision, which resulted in an average reduction from Tariff No. 70 of approximately $.0002 per barrel.

   On September 26, 2002, the FERC issued an order ruling on the protests against SFPP's November 20, 2001 and December 14, 2001 compliance filings implementing Opinion No. 435-B and the November 7, 2001 Order.  The FERC held that:

   o SFPP must measure supplemental costs against the total amount of reparations for the entire reparations period (as opposed to year-by-year);

   o SFPP will not be permitted to include in its supplemental costs
     (a) litigation expenses incurred during 1999 and 2000 or (b) payments made to Navajo and RHC to settle certain FERC litigation;

   o the tariff surcharge collected by SFPP for all shipments between August
     1, 2000 and December 1, 2001 is subject to refund; and

                                      148


   o in calculating its tax allowance, SFPP must exclude the ownership interest attributable to an entity that the FERC found to be a mutual fund.

   The FERC rejected the requests by Navajo, BP West Coast Products and
ExxonMobil to extend the period for which they are entitled to reparations beyond the periods specified in prior orders.

   The September 26, 2002 Order also ruled on SFPP's request for clarification of the February 15, 2002 Order as to whether it was required to make a retroactive tariff filing or rather a compliance filing calculating the effects of Opinion No. 435-B beginning  August 1, 2000.  The FERC held that SFPP was required to file a tariff retroactive to August 1, 2000.  The
FERC did not rule on SFPP's alternative request for a stay.  The FERC also ruled on Chevron's request for rehearing of the November 7, 2001 Order, clarifying that Chevron was eligible for reparations for shipments on the
East Line for the two years prior to the filing of its complaint.

   On October 22, 2002, ExxonMobil filed a Request for Clarification or, in the Alternative, Rehearing of the September 26, 2002 Order.  ExxonMobil
requested that the FERC clarify that ExxonMobil was eligible for reparations for East Line rates.

   On October 25, 2002, SFPP filed Tariff No. 75 implementing changes required by the September 26, 2002 Order, and on October 28, 2002, SFPP
submitted a compliance filing pursuant to that order.  Valero Marketing and
Supply Company filed a motion to intervene and protest regarding the compliance filing and tariff, and Tosco Corporation protested the compliance filing.  Navajo Refining Company, L.P. moved to intervene in proceedings relating to the tariff, and Chevron Products Company and Equilon Enterprises
LLC filed comments and related pleadings challenging the compliance filing and seeking additional relief.

     On January 29, 2003, the FERC issued an order accepting the October 28,
2002 compliance filing subject to the condition that SFPP recalculate gross reparations in determining its per barrel surcharge and submit a revised tariff reflecting that change within fifteen days of the order.  The FERC rejected all other challenges to that compliance filing.

   Following the September 26, 2002 Order, several parties filed motions to govern future proceedings with the U.S. Court of Appeals for the District of
Columbia Circuit.  BP West Coast Products LLC and ExxonMobil (the "Indicated
Parties") and Valero Energy Corporation, Ultramar Inc. and Tosco Corporation
(the "Joint Parties") requested that the court return the petitions for review to its active docket but sever the docket involving compliance filing issues.  The FERC filed a motion that did not take a definitive position on whether the petitions for review should continue to be held in abeyance, but noted that compliance filing issues were still pending before the FERC.
SFPP, Chevron, Navajo and RHC filed responses to the motions to govern future proceedings.  On December 6, 2002, the Court of Appeals granted the motion of the "Indicated Parties" and "Joint Parties" to return the petitions for review to the Court's active docket.  The Court also severed the docket relating to compliance filing issues and directed the parties to submit a proposed briefing schedule and format.  On January 6, 2003, SFPP and FERC filed a joint briefing proposal, and the shipper parties jointly filed a separate briefing proposal.

   On October 18, 2002, Chevron filed a petition for review of Opinion Nos.
435, 435-A and 435-B in the U.S. Court of Appeals for the District of
Columbia Circuit.  The Court of Appeals consolidated that petition with the main docket on November 20, 2002.  Tosco Corporation and BP West Coast
Products LLC moved to intervene in that docket, and those motions were granted on December 10, 2002.

     Petitions for review of the September 26, 2002 Order have been filed in the U.S. Court of Appeals for the District of Columbia Circuit by Navajo, on
October 24, 2002, and by SFPP, on November 8, 2002.  The Court consolidated those petitions with the main docket on November 5, 2002 and November 12,
2002, respectively.  Valero Marketing and Supply Company moved to intervene in both dockets and Tosco Corporation moved to intervene in the docket for the SFPP petition.  On January 6, 2003, Valero Marketing and Supply Company
filed a motion to substitute itself for Ultramar Diamond Shamrock Corporation in Ultramar's petition for review of Opinion No. 435-B.  On January 21, 2003
SFPP filed a response, stating that it did not object to the proposed substitution provided Valero Marketing and Supply Corporation was not permitted to create or enlarge any claim for damages.

                                      149

On January 24, 2003, ConocoPhillips filed a motion to substitute itself for Tosco Corporation in the consolidated dockets, and on January 27, 2003, filed a similar motion in the severed docket relating to compliance filing issues.

   Sepulveda proceedings.  In December 1995, Texaco filed a complaint at FERC
(Docket No. OR96-2) alleging that movements on SFPP's Sepulveda pipelines
(Line Sections 109 and 110) to Watson Station, in the Los Angeles basin, were subject to FERC's jurisdiction under the Interstate Commerce Act, and, if so, claimed that the rate for that service was unlawful.  Texaco sought to have its claims addressed in the OR92-8 proceeding discussed above.  Several other
West Line shippers filed similar complaints and/or motions to intervene.  The
FERC consolidated all of these filings into Docket No. OR96-2 and set the claims for a separate hearing.  A hearing before an administrative law judge was held in December 1996.

   In March 1997, the judge issued an initial decision holding that the movements on the Sepulveda pipelines were not subject to FERC jurisdiction.
On August 5, 1997, the FERC reversed that decision.  On October 6, 1997, SFPP filed a tariff establishing the initial interstate rate for movements on the
Sepulveda pipelines at the preexisting rate of five cents per barrel.
Several shippers protested that rate.  In December 1997, SFPP filed an application for authority to charge a market-based rate for the Sepulveda service, which application was protested by several parties.  On September
30, 1998, the FERC issued an order finding that SFPP lacks market power in the Watson Station destination market and that, while SFPP appeared to lack market power in the Sepulveda origin market, a hearing was necessary to permit the protesting parties to substantiate allegations that SFPP possesses market power in the origin market.  A hearing before a FERC administrative law judge on this limited issue was held in February 2000.

   On December 21, 2000, the FERC administrative law judge issued his initial decision finding that SFPP possesses market power over the Sepulveda origin market.  The ultimate disposition of SFPP's application is pending before the
FERC.

   Following the issuance of the initial decision in the Sepulveda case, the
FERC judge indicated an intention to proceed to consideration of the justness and reasonableness of the existing rate for service on the Sepulveda pipelines.  On February 22, 2001, the FERC granted SFPP's motion to block such consideration and to defer consideration of the pending complaints against the Sepulveda rate until after FERC's final disposition of SFPP's market rate application.

   OR97-2; OR98-1. et al. proceedings.  In October 1996, Ultramar filed a complaint at FERC (Docket No. OR97-2) challenging SFPP's West Line rates, claiming they were unjust and unreasonable and no longer subject to grandfathering.  In October 1997, ARCO, Mobil and Texaco filed a complaint at the FERC (Docket No. OR98-1) challenging the justness and reasonableness of all of SFPP's interstate rates, raising claims against SFPP's East and West
Line rates similar to those that have been at issue in Docket Nos. OR92-8, et
al. discussed above, but expanding them to include challenges to SFPP's grandfathered interstate rates from the San Francisco Bay area to Reno,
Nevada and from Portland to Eugene, Oregon - the North Line and Oregon Line.
In November 1997, Ultramar Diamond Shamrock Corporation filed a similar, expanded complaint (Docket No. OR98-2).  Tosco Corporation filed a similar complaint in April 1998.  The shippers seek both reparations and prospective rate reductions for movements on all of the lines. SFPP answered each of
these complaints.   FERC issued orders accepting the complaints and
consolidating them into one proceeding (Docket No. OR96-2, et al.), but holding them in abeyance pending a FERC decision on review of the initial decision in Docket Nos. OR92-8, et al.

   In a companion order to Opinion No. 435, the FERC gave the complainants an opportunity to amend their complaints in light of Opinion No. 435, which the complainants did in January 2000.  On May 17, 2000, the FERC issued an order finding that the various complaining parties had alleged sufficient grounds for their complaints to go forward to a hearing to assess whether any of the challenged rates that are grandfathered under the Energy Policy Act will continue to have such status and, if the grandfathered status of any rate is not upheld, whether the existing rate is just and reasonable.

   In August 2000, Navajo and RHC filed complaints against SFPP's East Line rates and Ultramar filed an additional complaint updating its pre-existing challenges to SFPP's interstate pipeline rates.  In September 2000, FERC accepted these new complaints and consolidated them with the ongoing proceeding in Docket No. OR96-2, et al.

                                      150

   A hearing in this consolidated proceeding was held from October 2001 to
March 2002.  An initial decision by the administrative law judge is expected in the first half of 2003.

    OR02-4 proceedings.  On February 11, 2002, Chevron, an intervenor in the
OR96-2 proceeding, filed a complaint against SFPP in Docket No. OR02-4 along with a motion to consolidate the complaint with the OR96-2 proceeding.  On
May 21, 2002, the FERC dismissed Chevron's complaint and motion to consolidate.  Chevron filed a request for rehearing and on September 25,
2002, the FERC dismissed Chevron's rehearing request.  In October 2002,
Chevron filed a request for rehearing of the FERC's September 25 order.  The
FERC has indicated that it intends to rule on Chevron's request in February
2003.  Chevron continues to participate in the OR96-2 proceeding as an intervenor.

   CALNEV Pipe Line LLC

   We acquired CALNEV Pipe Line LLC in March 2001.  CALNEV provides interstate and intrastate transportation from an interconnection with SFPP at
Colton, California to destinations in and around Las Vegas, Nevada.

   In April 2002, Chevron filed a complaint against CALNEV's interstate rates, making allegations of unjust and unreasonable rates.  CALNEV answered
Chevron's complaint on May 16, 2002, and Chevron moved for leave to respond to CALNEV's answer on June 17, 2002.

   In September of 2002, CALNEV and Chevron were able to reach a mutually agreeable resolution of the disputed claims, and a settlement was executed.
In the settlement agreement, the parties agreed, among other things, that for a period of five years, CALNEV would not seek a rate increase at the FERC or the California Public Utilities Commission except as permitted under four specific exceptions and that Chevron would not file complaints against
CALNEV's rates, provided it complies with such exceptions.  On October 10,
2002, the FERC granted the parties' joint motion to dismiss the complaint with prejudice.

   Trailblazer Pipeline Company

   As required by its last rate case settlement, Trailblazer Pipeline Company made a general rate case filing at FERC on November 29, 2002.  The filing provides for a small rate decrease and also includes a number of non-rate tariff changes.  By an order issued December 31, 2002, FERC effectively bifurcated the proceeding.  The rate change was accepted to be effective on
January 1, 2003, subject to refund and a hearing.  Most of the non-rate tariff changes were suspended until June 1, 2003, subject to refund and a technical conference procedure.

   Trailblazer has sought rehearing of the FERC order with respect to the refund condition on the rate decrease.  The Indicated Shippers have sought rehearing as to FERC acceptance of certain non-rate tariff provisions.  A prehearing conference on the rate issues was held on January 16, 2003.  A procedural schedule was established under which the hearing will commence on
October 8, 2003, if the case is not settled.  Discovery has commenced as to rate issues.

   The technical conference on non-rate issues was held on February 6, 2003.
Those issues include:

   o capacity award procedures;

   o credit procedures;

   o imbalance penalties; and

   o the maximum length of bid terms considered for evaluation in the right of first refusal process.

   Initial and reply comments on these issues as discussed at the technical conference are due March 7, 2003 and March 18, 2003, respectively.

                                      151

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

   The rehearing complaint was heard by the CPUC in October 2000 and the
April 2000 complaint and SFPP's market-based application were heard by the
CPUC in February 2001.  All three matters stand submitted as of April 13,
2001, and a decision addressing the submitted matters is expected within three to four months.

   The CPUC has recently issued a resolution approving a 2001 request by SFPP to raise its California rates to reflect increased power costs.  The resolution approving the requested rate increase also requires SFPP to submit cost data for 2001, 2002, and 2003 to assist the CPUC in determining whether
SFPP's overall rates for California intrastate transportation services are reasonable. The resolution reserves the right to require refunds, from the date of issuance of the resolution, to the extent the CPUC's analysis of cost data to be submitted by SFPP demonstrates that SFPP's California jurisdictional rates are unreasonable in any fashion.

   There is no way to quantify the potential extent to which the CPUC could determine that SFPP's existing California rates are unreasonable or estimate the amount of dollars potentially subject to refund as a consequence of the
CPUC resolution requiring the provision by SFPP of cost-of-service data.
SFPP believes that submission of the required, representative cost data required by the CPUC will indicate that SFPP's existing rates for California intrastate services remain reasonable and that no refunds are justified.

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

                                      152

     KMIGT made such a revised Order 637 compliance filing on July 13, 2001.
The July 13, 2001 filing contained little substantive change from the original pro-forma tariff sheets that KMIGT originally proposed on June 15,
2000.  On October 19, 2001, KMIGT received an order from FERC, addressing its
July 13, 2001 Order 637 compliance plan.  In the Order addressing the July
13, 2001 compliance plan, KMIGT's plan was accepted, but KMIGT was directed to make several changes to its tariff, and in doing so, was directed that it could not place the revised tariff into effect until further order of the
FERC.  KMIGT filed its compliance filing with the October 19, 2001 Order on
November 19, 2001 and also filed a request for rehearing/clarification of the
FERC's October 19, 2001 Order on November 19, 2001.  Several parties protested the November 19, 2001 compliance filing.  KMIGT filed responses to those protests on December 14, 2001.  At this time, it is unknown when this proceeding will be finally resolved.  The full impact of implementation of
Order 637 on the KMIGT system is under evaluation.  We believe that these matters will not have a material adverse effect on our business, financial position or results of operations.

   Separately, numerous petitioners, including KMIGT, have filed appeals of
Order 637 in the D.C. Circuit, potentially raising a wide array of issues related to Order 637 compliance.  Initial briefs were filed on April 6, 2001, addressing issues contested by industry participants.  Oral arguments on the appeals were held before the court in December 2001.  On April 5, 2002, the
D.C. Circuit issued an order largely affirming Order Nos. 637, et seq.  The
D.C. Circuit remanded the FERC's decision to impose a 5-year cap on bids that an existing shipper would have to match in the right of first refusal process.  The D.C. Circuit also remanded the FERC's decision to allow forward-hauls and backhauls to the same point.  Finally, the D.C. Circuit held that several aspects of the FERC's segmentation policy and its policy on discounting at alternate points were not ripe for review.  The FERC requested comments from the industry with respect to the issues remanded by the D.C.
Circuit.  They were due July 30, 2002.

   On October 31, 2002, the FERC issued an order in response to the D.C.
Circuit's remand of certain Order 637 issues.  The order:

   o eliminated the requirement of a 5-year cap on bid terms that an existing shipper would have to match in the right of first refusal process, and found that no term matching cap is necessary given existing regulatory controls;

   o affirmed FERC's policy that a segmented transaction consisting of both a forwardhaul up to contract demand and a backhaul up to contract demand to the same point is permissible; and

   o accordingly required, under Section 5 of the NGA, pipelines that the
     FERC had previously found must permit segmentation on their systems to file tariff revisions within 30 days to permit such segmented forwardhaul and backhaul transactions to the same point.

   Trailblazer Pipeline Company

   On August 15, 2000, Trailblazer Pipeline Company made a filing to comply
with FERC's Order Nos. 637 and 637-A.   Trailblazer's compliance filing
reflected changes in:

   o segmentation;

   o scheduling for capacity release transactions;

   o receipt and delivery point rights;

   o treatment of system imbalances;

   o operational flow orders;

   o penalty revenue crediting; and

   o right of first refusal language.

                                      153

   On October 15, 2001, FERC issued its order on Trailblazer's Order No. 637 compliance filing.  FERC approved Trailblazer's proposed language regarding operational flow orders and the right of first refusal, but required
 Trailblazer to make changes to its tariff related to the other issues listed above.

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
In addition, the Notice could be read to require separate staffing of KMIGT and its affiliates, and Trailblazer and its affiliates.  Comments on the
Notice of Proposed Rulemaking were due December 20, 2001.  Numerous parties, including KMIGT, have filed comment on the Proposed Standards of Conduct
Rulemaking.  On May 21, 2002, FERC held a technical conference dealing with the FERC's proposed changes in the Standard of Conduct Rulemaking.  On June
28, 2002, KMIGT and numerous other parties flied additional written comments under a procedure adopted at the technical conference.  The Proposed
Rulemaking is awaiting further FERC action.  We believe that these matters, as finally adopted, will not have a material adverse effect on our business, financial position or results of operations.

   The FERC also issued a Notice of Proposed Rulemaking in Docket No.
RM02-14-000 in which it proposed new regulations for cash management practices, including establishing limits on the amount of funds that can be
swept from a regulated subsidiary to a non-regulated parent company.   Kinder
Morgan Interstate Gas Transmission LLC filed comments on August 28, 2002.  We believe that these matters, as finally adopted, will not have a material
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

   Although SFPP received a favorable ruling from the trial court in May
1997, in September 1999, the California Court of Appeals remanded the case back to the trial court for further proceeding.  SFPP claims that the rent payable for each of the years 1994 through 2004 should be approximately $4.4 million and SPTC claims it should be approximately $15.0 million.  We believe
SPTC's position in this case is without merit and we have set aside reserves that we believe are adequate to address any reasonably foreseeable outcome of this matter.  As of early-February 2003, the matter is currently in trial.

   Carbon Dioxide Litigation

   Kinder Morgan CO2 Company, L.P. directly or indirectly through its ownership interest in the Cortez Pipeline Company, along with other entities, is a defendant in several actions in which the plaintiffs allege that the defendants undervalued carbon dioxide produced from the McElmo Dome field and overcharged for transportation costs, thereby allegedly underpaying royalties and severance tax payments.  The plaintiffs, who are seeking monetary damages and injunctive relief, are comprised of royalty, overriding royalty and small share working interest owners who claim that they were underpaid by the defendants.  These cases are:  CO2 Claims Coalition, LLC v. Shell Oil Co., et
al., No. 96-Z-2451 (U.S.D.C. Colo. filed 8/22/96); Rutter & Wilbanks et al.
v. Shell Oil Co., et al., No. 00-Z-1854 (U.S.D.C. Colo. filed 9/22/00);
Watson v. Shell Oil Co., et al., No. 00-Z-1855 (U.S.D.C. Colo. filed
9/22/00); Ainsworth et al. v. Shell Oil Co., et al., No. 00-Z-1856 (U.S.D.C.
Colo. filed 9/22/00); United

                                      154

States ex rel. Crowley v. Shell Oil Company, et al., No. 00-Z-1220
(U.S.D.C. Colo. filed 6/13/00); Shell Western E&P Inc. v. Bailey, et al., No
98-28630 (215th Dist. Ct. Harris County, Tex. filed 6/17/98); Shores, et al.
v. Mobil Oil Corporation, et al., No. GC-99-01184 (Texas Probate Court,
Denton County filed 12/22/99); First State Bank of Denton v. Mobil Oil
Corporation, et al., No. PR-8552-01 (Texas Probate Court, Denton County filed
3/29/01); and Celeste C. Grynberg v. Shell Oil Company, et al., No. 98-CV-43
(Colo. Dist. Ct. Montezuma County filed 3/21/98).

   At a hearing conducted in the United States District Court for the
District of Colorado on April 8, 2002, the Court orally announced that it had approved the certification of proposed plaintiff classes and approved a proposed settlement in the CO2 Claims Coalition, LLC, Rutter & Wilbanks,
Watson, Ainsworth and United States ex rel. Crowley cases.  The Court entered a written order approving the Settlement on May 6, 2002; plaintiffs counsel representing Shores, et al. appealed the court's decision to the 10th Circuit
Court of Appeals.  On December 26,  2002, the 10th Circuit Court of Appeals
affirmed in all respects the District Court's Order approving settlement.

   Following the decision of the 10th Circuit, the Plaintiffs and Defendants jointly filed motions to abate the Shell Western E&P Inc., Shores and First
State Bank of Denton cases in order to afford the parties time to discuss potential settlement.  These Motions were granted on February 6, 2003.  In the Celeste C. Grynberg case, the parties are currently engaged in discovery.

   RSM Production Company, et al. v. Kinder Morgan Energy Partners, L.P., et al.

   Cause No. 4519, in the District Court, Zapata County Texas, 49th Judicial
District.  On October 15, 2001, Kinder Morgan Energy Partners, L.P. was
served with the First Supplemental Petition filed by RSM Production
Corporation on behalf of the County of Zapata, State of Texas and Zapata
County Independent School District as plaintiffs.  Kinder Morgan Energy
Partners, L.P. was sued in addition to 15 other defendants, including two other Kinder Morgan affiliates.  Certain entities we acquired in the Kinder
Morgan Tejas acquisition are also defendants in this matter.  The Petition alleges that these taxing units relied on the reported volume and analyzed heating content of natural gas produced from the wells located within the appropriate taxing jurisdiction in order to properly assess the value of mineral interests in place.  The suit further alleges that the defendants undermeasured the volume and heating content of that natural gas produced from privately owned wells in Zapata County, Texas.  The Petition further alleges that the County and School District were deprived of ad valorem tax revenues as a result of the alleged undermeasurement of the natural gas by the defendants.  On December 15, 2001, the defendants filed motions to transfer venue on jurisdictional grounds.  There are no further pretrial proceedings at this time.

   Will Price, et al. v. Gas Pipelines, et al., (f/k/a Quinque Operating
Company et al. v. Gas Pipelines, et al.)

   Stevens County, Kansas District Court, Case No. 99 C 30.  In May, 1999,
three plaintiffs, Quinque Operating Company, Tom Boles and Robert Ditto,
filed a purported nationwide class action in the Stevens County, Kansas
District Court against some 250 natural gas pipelines and many of their affiliates.  The District Court is located in Hugoton, Kansas.  Certain entities we acquired in the Kinder Morgan Tejas acquisition are also defendants in this matter.  The Petition (recently amended) alleges a conspiracy to underpay royalties, taxes and producer payments by the defendants' undermeasurement of the volume and heating content of natural gas produced from nonfederal lands for more than twenty-five years.  The named plaintiffs purport to adequately represent the interests of unnamed plaintiffs in this action who are comprised of the nation's gas producers,
State taxing agencies and royalty, working and overriding owners.  The plaintiffs seek compensatory damages, along with statutory penalties, treble damages, interest, costs and fees from the defendants, jointly and severally.  This action was originally filed on May 28, 1999 in Kansas State
Court in Stevens County, Kansas as a class action against approximately 245 pipeline companies and their affiliates, including certain Kinder Morgan entities.  Subsequently, one of the defendants removed the action to Kansas
Federal District Court and the case was styled as Quinque Operating Company, et al. v. Gas Pipelines, et al., Case No. 99-1390-CM, United States District
Court for the District of Kansas.  Thereafter, we filed a motion with the
Judicial Panel for Multidistrict Litigation to consolidate this action for pretrial purposes with the Grynberg False Claim Act cases referred to below, because of common factual questions.  On April 10, 2000, the MDL Panel ordered that this case be consolidated with the Grynberg federal False Claims
Act cases discussed below.  On January 12, 2001, the Federal District Court of Wyoming issued an oral ruling remanding the case back to the State Court in Stevens County, Kansas.  The Court in Kansas has issued a case management order addressing the initial phasing of the case.  In this initial phase, the court will rule on motions to dismiss (jurisdiction and sufficiency of pleadings), and if the action is not dismissed, on class certification.
Merits discovery has been stayed.

                                      155

Recently, the defendants filed a motion to dismiss on grounds other than personal jurisdiction, which was denied by the Court in August, 2002.  The
Motion to Dismiss for lack of Personal Jurisdiction of the nonresident defendants has been briefed and is awaiting decision.  The current named plaintiffs are Will Price, Tom Boles, Cooper Clark Foundation and Stixon
Petroleum, Inc.  Quinque Operating Company has been dropped from the action as a named plaintiff. On January 13, 2003, a motion to certify the class was argued. A decision on this moton is pending.

   United States of America, ex rel., Jack J. Grynberg v. K N Energy

   Civil Action No. 97-D-1233, filed in the U.S. District Court, District of
Colorado.  This action was filed on June 9, 1997 pursuant to the federal
False Claim Act and involves allegations of mismeasurement of natural gas produced from federal and Indian lands.  The Department of Justice has decided not to intervene in support of the action.  The complaint is part of a larger series of similar complaints filed by Mr. Grynberg against 77 natural gas pipelines (approximately 330 other defendants).  Certain entities we acquired in the Kinder Morgan Tejas acquisition are also defendants in this matter.  An earlier single action making substantially similar allegations against the pipeline industry was dismissed by Judge Hogan of the
U.S. District Court for the District of Columbia on grounds of improper joinder and lack of jurisdiction.  As a result, Mr. Grynberg filed individual complaints in various courts throughout the country.  In 1999, these cases were consolidated by the Judicial Panel for Multidistrict Litigation, and
transferred to the District of Wyoming.  The multidistrict litigation matter is called In Re Natural Gas Royalties Qui Tam Litigation, Docket No. 1293.
Motions to dismiss were filed and an oral argument on the motion to dismiss occurred on March 17, 2000.  On July 20, 2000 the United States of America
filed a motion to dismiss those claims by Grynberg that deal with the manner in which defendants valued gas produced from federal leases, referred to as valuation claims. Judge Downes denied the defendant's motion to dismiss on May
18, 2001. The United States' motion to dismiss most of plaintiff's valuation claims has been granted by the court. Grynberg has appealed that dismissal to the 10th Circuit, which has requested briefing regarding its jurisdiction over that appeal. Discovery is now underway to determine issues related to the
Court's subject matter jurisdiction, arising out of the False Claim Act.

   Sweatman and Paz Gas Corporation  v. Gulf Energy Marketing, LLC, et al.

   Mel R. Sweatman and Paz Gas Corporation vs. Gulf Energy Marketing, LLC, et
al.  On July 25, 2002, we were served with this suit for breach of contract, tortious interference with existing contractual relationships, conspiracy to commit tortuous interference and interference with prospective business relationship.  Mr. Sweatman and Paz Gas Corporation claim that, in connection with our acquisition of Tejas Gas, LLC, we wrongfully caused gas volumes to be shipped on our Kinder Morgan Texas Pipeline system instead of our Kinder
Morgan Tejas system.  Mr. Sweatman and Paz Gas Corporation allege that this action eliminated profit on Kinder Morgan Tejas, a portion of which Mr.
Sweatman and Paz Gas Corporation claim they are entitled under an agreement with a subsidiary of ours acquired in the Tejas Gas acquisition.  We have filed a motion to remove the case from venue in Dewitt County, Texas to
Harris County, Texas, and our motion was denied in a venue hearing in
November 2002.

   In a Second Amended Original Petition, Sweatman and Paz assert new and distinct allegations against us, principally that we were a party to an alleged commercial bribery committed by us, Gulf Energy Marketing, and
Intergen inasmuch as we, in our role as acquirer of Kinder Morgan Tejas, allegedly paid Intergen to non-renew the underlying Entex contracts belonging to the Tejas/Paz joint venture.  Moreoever, new and distinct allegations of breach of fiduciary and bribery of a fiduciary are also raised in this amended petition for the first time.

   Based on the information available to date and our preliminary investigation, we believe this suit is without merit and we intend to defend it vigorously.

   Maher et ux. v. Centerpoint Energy, Inc. d/b/a Reliant Energy,
Incorporated, Reliant Energy Resources Corp., Entex Gas Marketing Company,
Kinder Morgan Texas Pipeline, L.P., Kinder Morgan Energy Partners, L.P.,
Houston Pipeline Company, L.P. and AEP Gas Marketing, L.L.C., No. 30875
(District Court, Wharton County Texas).

   On October 21, 2002, Kinder Morgan Texas Pipeline, L.P. and Kinder Morgan
Energy Partners, L.P. were served with the above-entitled Complaint.  A First
Amended Complaint was served on October 23, 2002, adding additional defendants Kinder Morgan G.P., Inc., Kinder Morgan Tejas Pipeline GP, Inc.,
Kinder Morgan Texas Pipeline GP, Inc., Tejas Gas, LLC and HPL GP, LLC.  The
First Amended Complaint purports to bring a class action on behalf of those
Texas residents who purchased natural gas for residential purposes from the so-called "Reliant Defendants" in Texas at any time during the period encompassing "at least the last ten years."

                                      156

   The Complaint alleges that Reliant Energy Resources Corp., by and through its affiliates, has artificially inflated the price charged to residential consumers for natural gas that it allegedly purchased from the non-Reliant defendants, including the above-listed Kinder Morgan entities.  The Complaint further alleges that in exchange for Reliant Energy Resources Corp.'s purchase of natural gas at above market prices, the non-Reliant defendants, including the above-listed Kinder Morgan entities, sell natural gas to Entex
Gas Marketing Company at prices substantially below market, which in turn sells such natural gas to commercial and industrial consumers and gas marketers at market price.  The Complaint purports to assert claims for fraud, violations of the Texas Deceptive Trade Practices Act, and violations of the Texas Utility Code against some or all of the Defendants, and civil conspiracy against all of the defendants, and seeks relief in the form of, inter alia, actual, exemplary and statutory damages, civil penalties, interest, attorneys' fees and a constructive trust ab initio on any and all sums which allegedly represent overcharges by Reliant and Reliant Energy
Resources Corp.

   On November 18, 2002, the Kinder Morgan defendants filed a Motion to
Transfer Venue and, Subject Thereto, Original Answer to the First Amended
Complaint.  The parties are currently engaged in preliminary discovery.
Based on the information available to date and our preliminary investigation, the Kinder Morgan defendants believe that the claims against them are without merit and intend to defend against them vigorously.

   Marie Snyder, et al v. City of Fallon, United States Department of the
Navy, Exxon Mobil Corporation, Kinder Morgan Energy Partners, L.P., Speedway
Gas Station and John Does I-X, No. cv-N-02-0251-ECR-RAM (United States
District Court, District of Nevada)("Snyder"); and Frankie Sue Galaz, et al
v. United States of America, City of Fallon, Exxon Mobil Corporation, Kinder
Morgan Energy Partners, L.P., Berry Hinckley, Inc., and John Does I-X, No.
cv-N-02-0630-DWH-RAM (United States District Court, District of
Nevada)("Galaz").

   On July 9, 2002, we were served with a purported Complaint for Class
Action in the Snyder case, in which the plaintiffs, on behalf of themselves and others similarly situated, assert that a leukemia cluster has developed in the City of Fallon, Nevada.  The Complaint alleges that the plaintiffs have been exposed to unspecified "environmental carcinogens" at unspecified times in an unspecified manner and are therefore "suffering a significantly increased fear of serious disease."  The plaintiffs seek a certification of a class of all persons in Nevada who have lived for at least three months of their first ten years of life in the City of Fallon between the years 1992 and the present who have not been diagnosed with leukemia.

   The Complaint purports to assert causes of action for nuisance and
"knowing concealment, suppression, or omission of material facts" against all defendants, and seeks relief in the form of "a court-supervised trust fund, paid for by defendants, jointly and severally, to finance a medical monitoring program to deliver services to members of the purported class that include, but are not limited to, testing, preventative screening and surveillance for conditions resulting from, or which can potentially result from exposure to environmental carcinogens," incidental damages, and attorneys' fees and costs.

   The defendants responded to the Complaint by filing Motions to Dismiss on the grounds that it fails to state a claim upon which relief can be granted.
On November 7, 2002, the United States District Court granted the Motion to
Dismiss filed by the United States, and further dismissed all claims against the remaining defendants for lack of Federal subject matter jurisdiction.
Plaintiffs filed a Motion for Reconsideration and Leave to Amend, which was denied by the Court on December 30, 2002.  Plaintiffs have filed a Notice of
Appeal to the United States Court of Appeals for the 9th Circuit, which appeal is currently pending.

   On December 3, 2002, plaintiffs filed an additional Complaint for Class
Action in the Galaz matter asserting the same claims in the same Court on behalf of the same purported class against virtually the same defendants, including us.  On February 10, 2003, the defendants filed Motions to Dismiss the Galaz Complaint on the grounds that it also fails to state a claim upon which relief can be granted. This motion is currently pending before the court.

   Based on the information available to date and our preliminary investigation, we believe that the claims against us in the Snyder and Galaz matters are without merit and intend to defend against them vigorously.

   Although no assurances can be given, we believe that we have meritorious defenses to all of these actions, that, to the extent an assessment of the matter is possible, we have established an adequate reserve to cover potential

                                      157

liability, and that these matters will not have a material adverse effect on our business, financial position or results of operations.

   Walter Chandler v. Plantation Pipe Line Company

   On October 2, 2001, the jury rendered a verdict against Plantation Pipe
Line Company in the case of Walter Chandler v. Plantation Pipe Line Company.
The jury awarded the plaintiffs a total of $43.8 million.  The judge reduced the award to $42.6 million due to a prior settlement with the plaintiffs by a third party.

   This case was filed in April 1997 by the landowner (Evelyn Chandler Trust)
and two residents of the property (Buster Chandler and his son, Clay
Chandler).  The suit was filed against Chevron, Plantation and two individuals.  The two individuals were later dismissed from the suit.
Chevron settled with the plaintiffs in December 2000.  The property and residences are directly across the street from the location of a former
Chevron products terminal.  The Plantation pipeline system traverses the
Chevron terminal property.  The suit alleges that gasoline released from the terminal and pipeline contaminated the groundwater under the plaintiffs'
property.  As noted above, a current remediation effort is taking place among
Chevron, Plantation and Alabama Department of Environmental Management.

   In addition to the Chandler case, in 1998 and 1999, other entities and individuals living in close proximity to the Chandlers filed lawsuits against
Plantation, Chevron and an environmental consulting firm, CH2MHill, alleging property damage and personal injuries from groundwater contaminated with petroleum hydrocarbons.  In February 2003, Plantation settled, through a confidential settlement, all of these lawsuits as well as the Chandler litigation.  Plantation believes that the settlement of these lawsuits and the Chandler litigation will not have a material adverse effect on its business, financial position or results of operations.

   Marion County, Mississippi Litigation

   In 1968, Plantation discovered a release from its 12-inch pipeline in
Marion County, Mississippi.  The pipeline was immediately repaired.  In 1998 and 1999, 62 lawsuits were filed on behalf of 263 plaintiffs in the Circuit
Court of Marion County, Mississippi.  The majority of the claims are based on alleged exposure from the 1968 release, including claims for property damage and personal injury.  Plantation has resolved some of the lawsuits but lawsuits by 236 of the plaintiffs are still pending.  Although a trial date has not been set for any of the remaining cases, it is anticipated that a trial on a portion of the lawsuits will be scheduled in 2003.  Plantation believes that the ultimate resolution of these Marion County, Mississippi cases will not have a material effect on its business, financial position or results of operations.

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

   We are currently involved in the following governmental proceedings related to compliance with environmental regulations associated with our assets and have established a reserve to address the costs associated with the cleanup:

   o one cleanup ordered by the United States Environmental Protection Agency related to ground water contamination in the vicinity of SFPP's storage facilities and truck loading terminal at Sparks, Nevada;

                                      158

   o several ground water hydrocarbon remediation efforts under administrative orders issued by the California Regional Water Quality
     Control Board and two other state agencies;

   o groundwater and soil remediation efforts under administrative orders issued by various regulatory agencies on those assets purchased from
     GATX Corporation, comprising Kinder Morgan Liquids Terminals LLC, CALNEV
     Pipe Line LLC and Central Florida Pipeline LLC; and

   o a ground water remediation effort taking place between Chevron,
     Plantation Pipe Line Company and the Alabama Department of Environmental
     Management.

   In addition, we are from time to time involved in civil proceedings relating to damages alleged to have occurred as a result of accidental leaks or spills of refined petroleum products, natural gas liquids, natural gas and carbon dioxide.

   Furthermore, our review of assets related to Kinder Morgan Interstate Gas
Transmission LLC indicates possible environmental impacts from petroleum and used oil releases into the soil and groundwater at nine sites.  Additionally, our review of assets related to Kinder Morgan Texas Pipeline indicates possible environmental impacts from petroleum releases into the soil and groundwater at six sites.  Further delineation and remediation of any environmental impacts from these matters will be conducted.  Reserves have been established to address the closure of these issues.

   Although no assurance can be given, we believe that the ultimate resolution of the environmental matters set forth in this note will not have a material adverse effect on our business, financial position or results of operations.  We have recorded a total reserve for environmental claims in the amount of $52.7 million at December 31, 2002.  As of December 31, 2002, we were not able to reasonably estimate when the eventual settlements of these claims will occur.

   Other

   We are a defendant in various lawsuits arising from the day-to-day operations of our businesses.  Although no assurance can be given, we believe, based on our experiences to date, that the ultimate resolution of such items will not have a material adverse impact on our business, financial position or results of operations.

   In addition to the matters described above, we may face additional challenges to our rates in the future.  Shippers on our pipelines do have rights to challenge the rates we charge under certain circumstances prescribed by applicable regulations.  There can be no assurance that we will not face challenges to the rates we receive for services on our pipeline systems in the future.  In addition, since many of our assets are subject to regulation, we are subject to potential future changes in applicable rules and regulations that may have an adverse effect on our business, financial position or results of operations.

17.  Quarterly Financial Data (unaudited)



                                                                              Basic        Diluted
                                  Operating     Operating                  Net Income    Net Income
                                  Revenues       Income      Net Income     per Unit      per Unit
                                  ---------     ---------    ----------    ----------    ----------
                                              (In thousands, except per unit amounts)
     2002
          First Quarter.....     $  803,065    $ 165,856     $ 141,433       $ 0.48        $ 0.48
          Second Quarter....      1,090,936      172,347       144,517         0.48          0.48
          Third Quarter.....      1,121,320      189,403       158,180         0.50          0.50
          Fourth Quarter....      1,221,736      196,692       164,247         0.50          0.50
     2001
          First Quarter.....     $1,028,645    $ 138,351     $ 101,667       $ 0.45        $ 0.45
          Second Quarter....        735,755      138,596       104,226         0.36          0.36
          Third Quarter.....        638,544      144,892       115,792         0.37          0.37
          Fourth Quarter....        543,732      141,989       120,658         0.40          0.40



                                      159

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KINDER MORGAN ENERGY PARTNERS, L.P.
(A Delaware Limited Partnership)

By: KINDER MORGAN G.P., INC.,
its General Partner

By: KINDER MORGAN MANAGEMENT, LLC,
its Delegate

                          By: /s/ JOSEPH LISTENGART
________________________________________________________________________________
                              Joseph Listengart,
                Vice President, General Counsel and Secretary

Date: February 26, 2003

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


                    Signature                          Title                         Date
     -----------------------------   -------------------------------     -----------------

----- /s/ RICHARD D. KINDER          Chairman of the Board and Chief     February 25, 2003
                                     Executive Officer of Kinder
----------------------------------   Morgan Management, LLC, Delegate
      Richard D. Kinder              of Kinder Morgan G.P., Inc.

----- /s/ EDWARD O. GAYLORD          Director of Kinder Morgan           February 25, 2003
                                     Management, LLC, Delegate of
----------------------------------   Kinder Morgan G.P., Inc.
      Edward O. Gaylord

----- /s/ GARY L. HULTQUIST          Director of Kinder Morgan           February 25, 2003
                                     Management, LLC, Delegate of
----------------------------------   Kinder Morgan G.P., Inc.
      Gary L. Hultquist

----- /s/ PERRY M. WAUGHTAL          Director of Kinder Morgan           February 25, 2003
                                     Management, LLC, Delegate of
----------------------------------   Kinder Morgan G.P., Inc.
      Perry M. Waughtal

----- /s/ C. PARK SHAPER             Director, Vice President,           February 25, 2003
                                     Treasurer and Chief Financial
                                     Officer of
----------------------------------   Kinder Morgan Management, LLC,
      C. Park Shaper                 Delegate of Kinder Morgan G.P.,
                                     Inc. (principal financial
                                     officer and principal accounting
                                     officer)



                                      160

                                CERTIFICATIONS

   I, Richard D. Kinder, certify that:

1. I have reviewed this annual report on Form 10-K of Kinder Morgan Energy
   Partners, L.P.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

   c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                              /s/ Richard D. Kinder
                              ------------------------------
                              Richard D. Kinder
                              Chairman and Chief Executive Officer

                              Date:  February 26, 2003

                                      161

   I, C. Park Shaper, certify that:

1. I have reviewed this annual report on Form 10-K of Kinder Morgan Energy
   Partners, L.P.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

   c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                          /s/ C. Park Shaper
                          ------------------------------
                          C. Park Shaper
                          Vice President, Treasurer and Chief Financial Officer

                          Date:  February 26, 2003

                                      162