Form 10-Q
period 2003-03-31
KINDER MORGAN MANAGEMENT LLC
filed 2003-05-15
CIK 1135017

Table of Contents

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________to_____________

Commission File Number 1-6459

Kinder Morgan Management, LLC
(Exact Name of Registrant as Specified in Its Charter)

Delaware	76-0669886
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

500 Dallas Street, Suite 1000, Houston, Texas 77002
(Address of Principal Executive Offices, Including Zip Code)

(713) 369-9000
(Registrant's Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  X   No ___

The number of shares outstanding for each of the registrant's classes of common equity, as of May 1, 2003 was two voting shares and 46,513,027 listed shares.

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY
FORM 10-Q
QUARTER ENDED MARCH 31, 2003

Contents

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

CONSOLIDATED BALANCE SHEETS (Unaudited)
Kinder Morgan Management, LLC and Subsidiary

	March 31,	December 31,
	2003	2002
	(In thousands)
ASSETS

Current Assets:
Accounts Receivable, Related Party	$ -	$ 14,401
Prepayments and Other	5,414	4,975
	5,414	19,376

Investment in Kinder Morgan Energy Partners, L.P.	1,439,831	1,419,814

Total Assets	$1,445,245	$1,439,190
	==========	==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts Payable:
Related Party	$ 2,133	$ -
Other	3,034	3,419
Accrued Expenses and Other	170	15,881
	5,337	19,300

Deferred Income Taxes	42,634	35,027

Shareholders' Equity:
Voting Shares - Unlimited Authorized; 2 Voting Shares Issued and Outstanding	100	100
Listed Shares - Unlimited Shares Authorized; 46,513,027 and 45,654,046
Listed Shares Issued and Outstanding, Respectively	1,466,248	1,440,255
Retained Deficit	(61,531)	(50,305)
Accumulated Other Comprehensive Loss	(7,543)	(5,187)
Total Shareholders' Equity	1,397,274	1,384,863

Total Liabilities and Shareholders' Equity	$1,445,245	$1,439,190
	==========	==========

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
Kinder Morgan Management, LLC and Subsidiary

	Three Months Ended March 31,
	2003	2002
	(In thousands except per share amounts)
Equity in Earnings of Kinder Morgan Energy Partners, L.P.	$ 23,817	$ 14,794
Provision for Income Taxes	9,050	5,918

Net Income	$ 14,767	$ 8,876
	===========	===========

Earnings Per Share, Basic and Diluted	$ 0.32	$ 0.29
	===========	===========

Weighted-average Shares Outstanding	46,093	30,868
	===========	===========

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Kinder Morgan Management, LLC and Subsidiary
Increase (Decrease) in Cash and Cash Equivalents

	Three Months Ended March 31,
	2003	2002
	(In thousands)
Cash Flows From Operating Activities:
Net Income	$ 14,767	$ 8,876
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Deferred Income Taxes	9,050	5,918
Equity in Earnings of Kinder Morgan Energy Partners, L.P.	(23,817)	(14,794)
Decrease in Accounts Receivable	14,401	5,857
Decrease (Increase) in Other Assets	(438)	233
Increase in Accounts Payable	1,748	1,236
Decrease in Other Current Liabilities	(15,711)	(7,326)
Net Cash Flows Provided by Operating Activities	-	-

Net Cash Flows Used In Investing Activities	-	-

Net Cash Flows Provided by Financing Activities	-	-

Net Increase in Cash and Cash Equivalents	-	-
Cash and Cash Equivalents at Beginning of Period	-	-
Cash and Cash Equivalents at End of Period	$ -	$ -
	==========	==========

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

We have prepared the accompanying unaudited interim consolidated financial statements under the rules and regulations of the Securities and Exchange Commission. Under such rules and regulations, we have condensed or omitted certain information and notes normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America. We believe, however, that our disclosures are adequate to make the information presented not misleading. The consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of our financial results for the interim periods presented. You should read these interim consolidated financial statements in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2002 ("2002 Form 10-K"). Certain prior period amounts have been reclassified to conform to the current presentation. Unless the context requires otherwise, references to "we," "us," "our," or the "Company" are intended to mean Kinder Morgan Management, LLC and its consolidated subsidiary, Kinder Morgan Services, LLC.

2.   Earnings Per Share

Both basic and diluted earnings per share are computed based on the weighted-average number of shares outstanding during each period, adjusted for stock splits. There are no securities outstanding that may be converted into or exercised for shares.

3.   Share Distributions

On February 14, 2003, we paid a share distribution of 858,981 shares to shareholders of record as of January 31, 2003, based on the $0.625 per common unit distribution declared by Kinder Morgan Energy Partners, L.P. On May 15, 2003, we will make a distribution totaling 859,933 shares to shareholders of record as of April 30, 2003, based on the $0.64 per common unit distribution declared by Kinder Morgan Energy Partners, L.P. These distributions are paid in the form of additional shares or fractions thereof calculated by dividing the Kinder Morgan Energy Partners, L.P.'s cash distribution per common unit by the average market price of a share determined for a ten-trading day period ending on the trading day immediately prior to the ex-dividend date for our shares.

4.   Business Activities and Related Party Transactions

We do not receive a fee for our services under the delegation of control agreement, nor do we receive any margin or profit on the expense reimbursement. We incurred approximately $34.7 million and $23.7 million of expenses on behalf of Kinder Morgan Energy Partners, L.P. during the three months ended March 31, 2003 and 2002, respectively. The expense reimbursements by Kinder Morgan Energy Partners, L.P. to us are accounted for as a reduction to the expense incurred. At March 31, 2003, a $2.1 million payable to Kinder Morgan Energy Partners, L.P. is recorded in the caption "Accounts Payable: Related Party" in the accompanying interim Consolidated Balance Sheet.

5.   Summarized Income Statement Information for Kinder Morgan Energy Partners, L.P.

At March 31, 2003, through our ownership of Kinder Morgan Energy Partners, L.P. i-units, we owned approximately 25.6% of all of Kinder Morgan Energy Partners, L.P.'s outstanding limited partner interests. We use the equity method of accounting for this investment and, therefore, record earnings equal to our share of Kinder Morgan Energy Partners, L.P.'s limited partners' net income. Our percentage ownership will change over time upon distribution of additional i-units to us and/or upon issuance of additional common units or other equity securities by Kinder Morgan Energy Partners, L.P. Following is summarized income statement information for Kinder Morgan Energy Partners, L.P. Additional information on Kinder Morgan Energy Partners, L.P.'s results of operations and financial position are contained in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

Three Months Ended March 31,
	2003	2002
(In thousands)
Operating Revenues	$ 1,788,838	$ 803,065
Operating Expenses	1,593,686	637,209

Operating Income	$ 195,152	$ 165,856
	===========	===========

Net Income	$ 170,478	$ 141,433
	===========	===========

6.    Comprehensive Income

Our comprehensive income, which differs from our net income solely due to our equity in the other comprehensive income of Kinder Morgan Energy Partners, L.P., for the three months ended March 31, 2003 and 2002 is as follows:

	Three Months Ended March 31,
	2003	2002
	(In Thousands)
Net Income:	$ 14,767	$ 8,876
Other Comprehensive Income, Net of Tax:
Equity in Other Comprehensive Income of
Equity Method Investees	(2,356)	(9,994)
Comprehensive Income (Loss)	$ 12,411	$ (1,118)
	=========	=========

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

Results of Operations

Our results of operations consist of the offsetting expenses and receipts associated with our managing and controlling the business and affairs of Kinder Morgan Energy Partners, L.P. and our equity in the earnings of Kinder Morgan Energy Partners, L.P. attributable to the i-units we own. At March 31, 2003, through our ownership of i-units, we owned approximately 25.6% of all of Kinder Morgan Energy Partners, L.P.'s outstanding limited partner interests. We use the equity method of accounting for our investment in Kinder Morgan Energy Partners, L.P. and, therefore, we record earnings equal to our share of Kinder Morgan Energy Partners, L.P.'s limited partners' net income. Our percentage ownership in Kinder Morgan Energy Partners, L.P. will change over time upon the distribution of additional i-units to us or upon issuances of additional common units or other equity securities by Kinder Morgan Energy Partners, L.P.

For the three months ended March 31, 2003 and 2002, Kinder Morgan Energy Partners, L.P. reported limited partners' net income of $94.0 million and $79.6 million, respectively. The reported segment earnings contribution by business segment for Kinder Morgan Energy Partners, L.P. is set forth below. This information should be read in conjunction with Kinder Morgan Energy Partners, L.P.'s Annual Report on Form 10-K for the year ended December 31, 2002 and with its Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

Kinder Morgan Energy Partners, L.P.

	Three Months Ended March 31,
	2003	2002
	(In thousands)
Segment Earnings Contribution:
Product Pipelines	$ 91,293	$ 82,978
Natural Gas Pipelines	78,866	67,568
CO2 Pipelines	29,700	21,369
Terminals	48,972	40,899
General and Administrative Expenses	(34,679)	(29,532)
Net Debt Costs (Includes Interest Income)	(44,925)	(39,022)
Minority Interest	(2,214)	(2,827)
Cumulative Effect of Change in Accounting Principle	3,465	-
Net Income	$ 170,478	$ 141,433
	=========	=========

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

Income Taxes

We are a limited liability company that has elected to be treated as a corporation for federal income tax purposes. Deferred income tax assets and liabilities are recognized for temporary differences between the basis of our assets and liabilities for financial reporting and tax purposes. Changes in tax legislation are included in the relevant computations in the period in which such changes are effective. Currently, our only such temporary difference results from recognition of the increased investment associated with recording our equity in the earnings of Kinder Morgan Energy Partners, L.P. The effective tax rate used in computing our income tax provision is 38 percent for the three months ended March 31, 2003 and was 40 percent for the three months ended March 31, 2002, composed of the 35 percent federal statutory rate and a provision for state income taxes.

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

On February 14, 2003, we paid a share distribution of 858,981 shares to shareholders of record as of January 31, 2003, based on the $0.625 per common unit distribution declared by Kinder Morgan Energy Partners, L.P. On May 15, 2003, we will make a distribution totaling 859,933 shares to shareholders of record as of April 30, 2003, based on the $0.64 per common unit distribution declared by Kinder Morgan Energy Partners, L.P. These distributions are paid in the form of additional shares or fractions thereof calculated by dividing the Kinder Morgan Energy Partners, L.P.'s cash distribution per common unit by the average market price of a share determined for a ten-trading day period ending on the trading day immediately prior to the ex-dividend date for our shares.

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

•

changes in laws or regulations, third party relations and approvals, decisions of courts, regulators and governmental bodies that may adversely affect Kinder Morgan Energy Partners, L.P.'s business or its ability to compete;

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

•	interruptions of electric power supply to facilities due to natural disasters, power shortages, strikes, riots, terrorism, war or other causes;

•	acts of nature, sabotage, terrorism or other similar acts causing damage greater than Kinder Morgan Energy Partners, L.P.'s insurance coverage limits;

•	the condition of the capital markets and equity markets in the United States;

•	the political and economic stability of the oil producing nations of the world;

•	national, international, regional and local economic, competitive and regulatory conditions and developments;

•	the ability of Kinder Morgan Energy Partners, L.P. to achieve cost savings and revenue growth;

•	rates of inflation;

•	interest rates;

•	the pace of deregulation of retail natural gas and electricity;

•	the timing and extent of changes in commodity prices for oil, natural gas, electricity and certain agricultural products; and

•	the timing and success of Kinder Morgan Energy Partners, L.P.'s business development efforts.

One should not put undue reliance on any forward-looking statements.

See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors of our Business" included in our annual report filed on Form 10-K for the year ended December 31, 2002, for a more detailed description of these and other factors that may affect the forward-looking statements. When considering forward-looking statements, one should keep in mind the risk factors described in our 2002 Form 10-K report. The risk factors could cause our actual results to differ materially from those contained in any forward-looking statement. We disclaim any obligation to update the above list or to announce publicly the result of any revisions to any of the forward-looking statements to reflect future events or developments.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The nature of our business and operations is such that no activities or transactions of the type requiring discussion under this item are conducted or entered into.

Item 4.  Controls and Procedures.

Within the 90-day period prior to the filing of this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14(c) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these disclosure controls and procedures subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

There are currently no legal proceedings involving us in progress or pending.

Item 2.  Changes in Securities and Use of Proceeds.

During the quarter ended March 31, 2003, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.
(A) Exhibits.

99.1 Certification of Chief Executive Officer 99.2 Certification of Chief Financial Officer

(B) Reports on Form 8-K.

(1)	Current Report on Form 8-K dated January 15, 2003 was furnished as of January 16, 2003, pursuant to Item 7. and Item 9. of that form.

Pursuant to Item 9. of that form, we disclosed that on January 15, 2003 we issued a press release. Pursuant to Item 7. of that form, we filed our press release issued January 15, 2003 as an exhibit.

(2)	Current Report on Form 8-K dated January 21, 2003 was furnished as of January 21, 2003, pursuant to Item 9. of that form.

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

(3)	Current Report on Form 8-K dated April 1, 2003 was furnished as of April 1, 2003, pursuant to Item 9. of that form.

We announced our intention to make presentations on April 1, 2003 at the 31st Annual Howard Weil Energy Conference to address our strategy and philosophy, the fiscal year 2003 budget and other business information about us, Kinder Morgan, Inc. and Kinder Morgan Energy Partners, L.P., and the availability of materials to be presented at the meetings on Kinder Morgan, Inc.'s website.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINDER MORGAN MANAGEMENT, LLC (Registrant)
May 14, 2003	/s/ C. Park Shaper
C. Park Shaper Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Richard D. Kinder, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Kinder Morgan Management, LLC;

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

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

6.

The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Richard D. Kinder
Richard D. Kinder Chairman and Chief Executive Officer Date: May 14, 2003

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

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

6.

The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ C. Park Shaper
C. Park Shaper Vice President, Treasurer and Chief Financial Officer Date: May 14, 2003