Form 10-Q
period 2003-06-30
KINDER MORGAN MANAGEMENT LLC
filed 2003-08-08
CIK 1135017

Table of Contents

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☒   No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒   No ☐

The number of shares outstanding for each of the registrant's classes of common equity, as of July 31, 2003 was two voting shares and 47,372,960 listed shares.

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY
FORM 10-Q
QUARTER ENDED JUNE 30, 2003

Contents

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

CONSOLIDATED BALANCE SHEETS (Unaudited)
Kinder Morgan Management, LLC and Subsidiary

	June 30,	December 31,
	2003	2002
	(In thousands except shares)
ASSETS

Current Assets:
Accounts Receivable, Related Party	$ 2	$ 14,401
Prepayments and Other	3,667	4,975
	3,669	19,376

Investment in Kinder Morgan Energy Partners, L.P.	1,464,093	1,419,814

Total Assets	$1,467,762	$1,439,190
	==========	==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts Payable	$ 1,122	$ 3,419
Accrued Expenses and Other	2,470	15,881
	3,592	19,300

Deferred Income Taxes	51,853	35,027

Shareholders' Equity:
Voting Shares - Unlimited Shares Authorized; 2 Voting Shares Issued and Outstanding	100	100
Listed Shares - Unlimited Shares Authorized; 47,372,960 and 45,654,046
Listed Shares Issued and Outstanding, Respectively	1,499,641	1,440,255
Retained Deficit	(76,875)	(50,305)
Accumulated Other Comprehensive Loss	(10,549)	(5,187)
Total Shareholders' Equity	1,412,317	1,384,863

Total Liabilities and Shareholders' Equity	$1,467,762	$1,439,190
	==========	==========

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
Kinder Morgan Management, LLC and Subsidiary

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
(In thousands except per share amounts)
Equity in Earnings of Kinder Morgan Energy Partners, L.P.	$ 22,686	$ 14,872	$ 46,503	$ 29,666
Provision for Income Taxes	8,621	5,797	17,671	11,715

Net Income	$ 14,065	$ 9,075	$ 28,832	$ 17,951
	===========	===========	===========	===========

Earnings Per Share, Basic and Diluted	$ 0.30	$ 0.29	$ 0.62	$ 0.58
	===========	===========	===========	===========

Weighted-average Shares Outstanding	46,957	31,363	46,528	31,117
	===========	===========	===========	===========

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Kinder Morgan Management, LLC and Subsidiary
Increase (Decrease) in Cash and Cash Equivalents

	Six Months Ended June 30,
	2003	2002
	(In thousands)
Cash Flows From Operating Activities:
Net Income	$ 28,832	$ 17,951
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Deferred Income Taxes	17,671	11,715
Equity in Earnings of Kinder Morgan Energy Partners, L.P.	(46,503)	(29,666)
Decrease in Accounts Receivable	14,399	4,270
Decrease (Increase) in Other Assets	1,309	(30)
Increase (Decrease) in Accounts Payable	(2,297)	1,371
Decrease in Other Current Liabilities	(13,411)	(5,611)
Net Cash Flows Provided by Operating Activities	-	-

Net Cash Flows Used In Investing Activities	-	-

Net Cash Flows Provided by Financing Activities	-	-

Net Increase in Cash and Cash Equivalents	-	-
Cash and Cash Equivalents at Beginning of Period	-	-
Cash and Cash Equivalents at End of Period	$ -	$ -
	==========	==========

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

We have prepared the accompanying unaudited interim consolidated financial statements under the rules and regulations of the Securities and Exchange Commission. Under such rules and regulations, we have condensed or omitted certain information and notes normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America. We believe, however, that our disclosures are adequate to make the information presented not misleading. The consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of our financial results for the interim periods presented. You should read these interim consolidated financial statements in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2002 ("2002 Form 10-K"). Certain prior period amounts have been reclassified to conform to the current presentation. Unless the context requires otherwise, references to "we," "us," "our," or the "Company" are intended to mean Kinder Morgan Management, LLC and its consolidated subsidiary, Kinder Morgan Services LLC.

2.   Earnings Per Share

Both basic and diluted earnings per share are computed based on the weighted-average number of shares outstanding during each period, adjusted for stock splits. There are no securities outstanding that may be converted into or exercised for shares.

3.   Share Distributions

On May 15, 2003, we paid a share distribution of 859,933 shares to shareholders of record as of April 30, 2003, based on the $0.64 per common unit distribution declared by Kinder Morgan Energy Partners, L.P. On August 14, 2003, we will pay a share distribution of 811,878 shares to shareholders of record as of July 31, 2003, based on the $0.65 per common unit distribution declared by Kinder Morgan Energy Partners, L.P. for the second quarter of 2003. These distributions are paid in the form of additional shares or fractions thereof calculated by dividing the Kinder Morgan Energy Partners, L.P.'s cash distribution per common unit by the average market price of a share determined for a ten-trading day period ending on the trading day immediately prior to the ex-dividend date for our shares.

4.   Business Activities and Related Party Transactions

We do not receive a fee for our services under the delegation of control agreement, nor do we receive any margin or profit on the expense reimbursement. We incurred, on behalf of Kinder Morgan Energy

Partners, L.P., approximately $24.1 million and $26.7 million of expenses during the three months ended June 30, 2003 and 2002, respectively, and $58.8 million and $50.5 million of expenses during the six months ended June 30, 2003 and 2002, respectively. The expense reimbursements by Kinder Morgan Energy Partners, L.P. to us are accounted for as a reduction to the expense incurred. At June 30, 2003, a $2,000 receivable from Kinder Morgan Energy Partners, L.P. is recorded in the caption "Accounts Receivable, Related Party" in the accompanying interim Consolidated Balance Sheet.

5.   Summarized Income Statement Information for Kinder Morgan Energy Partners, L.P.

At June 30, 2003, through our ownership of Kinder Morgan Energy Partners, L.P. i-units, we owned approximately 25.3% of all of Kinder Morgan Energy Partners, L.P.'s outstanding limited partner interests. We use the equity method of accounting for this investment and, therefore, record earnings equal to our share of Kinder Morgan Energy Partners, L.P.'s limited partners' net income. Our percentage ownership will change over time upon distribution of additional i-units to us and/or upon issuance of additional common units or other equity securities by Kinder Morgan Energy Partners, L.P. Following is summarized income statement information for Kinder Morgan Energy Partners, L.P. Additional information on Kinder Morgan Energy Partners, L.P.'s results of operations and financial position are contained in its Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
(In thousands)
Operating Revenues	$ 1,664,447	$ 1,090,936	$ 3,453,285	$ 1,894,001
Operating Expenses	1,464,885	918,589	3,058,571	1,555,798

Operating Income	$ 199,562	$ 172,347	$ 394,714	$ 338,203
	===========	===========	===========	===========

Net Income	$ 168,957	$ 144,517	$ 339,435	$ 285,950
	===========	===========	===========	===========

6.    Comprehensive Income

Our comprehensive income, which differs from our net income solely due to our equity in the other comprehensive income of Kinder Morgan Energy Partners, L.P., for the three months and six months ended June 30, 2003 and 2002 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(In thousands)
Net Income	$ 14,065	$ 9,075	$ 28,832	$ 17,951
Other Comprehensive Loss, Net of Tax:
Equity In Other Comprehensive Loss of Kinder Morgan Energy Partners, L.P.	(3,006)	(377)	(5,362)	(3,112)
Comprehensive Income	$ 11,059	$ 8,698	$ 23,470	$ 14,839
	==========	==========	==========	==========

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

Results of Operations

Our results of operations consist of the offsetting expenses and receipts associated with our managing and controlling the business and affairs of Kinder Morgan Energy Partners, L.P. and our equity in the earnings of Kinder Morgan Energy Partners, L.P. attributable to the i-units we own. At June 30, 2003, through our ownership of i-units, we owned approximately 25.3% of all of Kinder Morgan Energy Partners, L.P.'s outstanding limited partner interests. We use the equity method of accounting for our investment in Kinder Morgan Energy Partners, L.P. and, therefore, we record earnings equal to our share of Kinder Morgan Energy Partners, L.P.'s limited partners' net income. Our percentage ownership in Kinder Morgan Energy Partners, L.P. will change over time upon the distribution of additional i-units to us or upon issuances of additional common units or other equity securities by Kinder Morgan Energy Partners, L.P.

For the three months ended June 30, 2003 and 2002, Kinder Morgan Energy Partners, L.P. reported limited partners' net income of $88.4 million and $79.3 million, respectively. For the six months ended June 30, 2003 and 2002, Kinder Morgan Energy Partners, L.P. reported limited partners' net income of $182.4 million and $158.9 million, respectively. The reported segment earnings contribution by business segment for Kinder Morgan Energy Partners, L.P. is set forth below. This information should be read in conjunction with Kinder Morgan Energy Partners, L.P.'s Annual Report on Form 10-K for the year ended December 31, 2002 and with its Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

Kinder Morgan Energy Partners, L.P.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(In thousands)
Segment Earnings Contribution:
Product Pipelines	$ 92,991	$ 93,373	$ 184,284	$ 176,351
Natural Gas Pipelines	75,200	61,316	154,066	128,884
CO2 Pipelines	32,388	22,609	62,088	43,978
Terminals	49,556	43,514	98,528	84,413
General and Administrative Expenses	(34,157)	(30,210)	(68,836)	(59,742)
Net Debt Costs (Includes Interest Income)	(44,896)	(43,864)	(89,821)	(82,886)
Minority Interest	(2,125)	(2,221)	(4,339)	(5,048)
Cumulative Effect of Change in Accounting Principle	-	-	3,465	-
Net Income	$ 168,957	$ 144,517	$ 339,435	$ 285,950
	=========	=========	=========	=========

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

Income Taxes

We are a limited liability company that has elected to be treated as a corporation for federal income tax purposes. Deferred income tax assets and liabilities are recognized for temporary differences between the basis of our assets and liabilities for financial reporting and tax purposes. Changes in tax legislation are included in the relevant computations in the period in which such changes are effective. Currently, our only such temporary difference results from recognition of the increased investment associated with recording our equity in the earnings of Kinder Morgan Energy Partners, L.P. The effective tax rate used in computing our income tax provision is 38 percent for the six months ended June 30, 2003 and was 39.5 percent for the six months ended June 30, 2002, composed of the 35 percent federal statutory rate and a provision for state income taxes.

We are a party to a tax indemnification agreement with Kinder Morgan, Inc. Pursuant to this tax indemnification agreement, Kinder Morgan, Inc. has agreed to indemnify us for any tax liability attributable to our formation or our management and control of the business and affairs of Kinder Morgan Energy Partners, L.P., and for any taxes arising out of a transaction involving the i-units we own to the extent the transaction does not generate sufficient cash to pay our taxes with respect to such transaction.

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

On May 15, 2003, we paid a share distribution of 859,933 shares to shareholders of record as of April 30, 2003, based on the $0.64 per common unit distribution declared by Kinder Morgan Energy Partners, L.P. On August 14, 2003, we will pay a share distribution of 811,878 shares to shareholders of record as of July 31, 2003, based on the $0.65 per common unit distribution declared by Kinder Morgan Energy Partners, L.P. for the second quarter of 2003. These distributions are paid in the form of additional shares or fractions thereof calculated as described above.

Kinder Morgan Energy Partners, L.P.'s partnership agreement requires that it distribute 100% of available cash, as defined in the partnership agreement, to its partners within 45 days following the end of each calendar quarter in accordance with their respective percentage interests. Available cash consists generally of all of Kinder Morgan Energy Partners, L.P.'s cash receipts, including cash received by its operating partnership, less cash disbursements and net additions to reserves (including any reserves required under debt instruments for future principal and interest payments) and amounts payable to the former general partner of SFPP, L.P. in respect of its remaining 0.5% interest in SFPP.

Kinder Morgan Energy Partners, L.P.'s general partner is granted discretion by the partnership agreement, which discretion has been delegated to us, subject to the approval of the general partner in certain cases, to establish, maintain and adjust reserves for future operating expenses, debt service, maintenance capital expenditures, rate refunds and distributions for the next four quarters. These reserves are not restricted by magnitude, but only by type of future cash requirements with which they can be associated. When we determine Kinder Morgan Energy Partners, L.P.'s quarterly distributions, we consider current and expected reserve needs along with current and expected cash flows to identify the appropriate sustainable distribution level.

Typically, the general partner and owners of Kinder Morgan Energy Partners, L.P.'s common units and Class B units receive distributions in cash, while we, the sole owner of Kinder Morgan Energy Partners, L.P.'s i-units, receive distributions in additional i-units. For each outstanding i-unit, a fraction of an i-unit will be issued. The fraction is calculated by dividing the amount of cash being distributed per Kinder Morgan Energy Partners, L.P. common unit by the average closing price of our shares over the ten consecutive trading days preceding the date on which the shares begin to trade ex-dividend under the rules of the New York Stock Exchange. The cash equivalent of distributions of i-units will be treated as if it had actually been distributed for purposes of determining the distributions to the general partner. Kinder Morgan Energy Partners, L.P. does not distribute cash to i-unit owners but retains the cash for use in its business.

Available cash is initially distributed 98% to the limited Partners, L.P. and 2% to the general partner. These distribution percentages are modified to provide for incentive distributions to be paid to the general partner in the event that quarterly distributions to unitholders exceed certain specified targets.

Kinder Morgan Energy Partners, L.P.'s available cash for each quarter is distributed:

•

first, 98% to the owners of all classes of units pro rata and 2% to the general partner until the owners of all classes of units have received a total of $0.15125 per unit in cash or equivalent i-units for such quarter;

•

second, 85% of any available cash then remaining to the owners of all classes of units pro rata and 15% to the general partner until the owners of all classes of units have received a total of $0.17875 per unit in cash or equivalent i-units for such quarter;

•

third, 75% of any available cash then remaining to the owners of all classes of units pro rata and 25% to the general partner until the owners of all classes of units have received a total of $0.23375 per unit in cash or equivalent i-units for such quarter; and

•

fourth, 50% of any available cash then remaining to the owners of all classes of units pro rata, to owners of common units and Class B units in cash and to owners of i-units in the equivalent number of i-units, and 50% to the general partner.

Incentive distributions are generally defined as all cash distributions paid to the general partner that are in excess of 2% of the aggregate value of cash and i-units being distributed. The general partner's incentive distribution for the distribution that Kinder Morgan Energy Partners, L.P. declared for the second quarter of 2003 was $79.6 million. The general partner's incentive distribution for the distribution that Kinder Morgan Energy Partners, L.P. declared for the second quarter of 2002 was $64.4 million. The general partner's incentive distribution that Kinder Morgan Energy Partners, L.P. paid during the second quarter of 2003 to the general partner (for the first quarter of 2003) was $75.5 million. The general partner's incentive distribution that Kinder Morgan Energy Partners, L.P. paid during the second quarter of 2002 to the general partner (for the first quarter of 2002) was $61.0 million. All partnership distributions Kinder Morgan Energy Partners, L.P. declares for the fourth quarter of each year are declared and paid in the first quarter of the following year.

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

•	price trends and overall demand for natural gas liquids, refined petroleum products, oil, carbon dioxide, natural gas, coal and other bulk materials and chemicals in the United States;

•	economic activity, weather, alternative energy sources, conservation and technological advances that may affect price trends and demand;

•	changes in Kinder Morgan Energy Partners, L.P.'s tariff rates implemented by the Federal Energy Regulatory Commission or the California Public Utilities Commission;

•	Kinder Morgan Energy Partners, L.P.'s ability to integrate any acquired operations into its existing operations;

•	Kinder Morgan Energy Partners, L.P.'s ability to acquire new businesses and assets and to make expansions to its facilities;

•	difficulties or delays experienced by railroads, barges, trucks, ships or pipelines in delivering products to Kinder Morgan Energy Partners, L.P.'s terminals or pipelines;

•	Kinder Morgan Energy Partners, L.P.'s ability to successfully identify and close acquisitions and make cost saving changes in operations;

•	shut-downs or cutbacks at major refineries, petrochemical or chemical plants, ports, utilities, military bases or other businesses that use or supply Kinder Morgan Energy Partners, L.P.'s services;

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

Item 4.  Controls and Procedures.

As of the end of the quarter ended June 30, 2003, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective.

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

There are currently no legal proceedings involving us in progress or pending.

Item 2.  Changes in Securities and Use of Proceeds.

During the quarter ended June 30, 2003, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.
(A) Exhibits.
31.1 31.2 32.1 32.2	Section 13a - 14(a) / 15d - 14(a) Certification of Chief Executive Officer

Section 13a - 14(a) / 15d - 14(a) Certification of Chief Financial Officer

Section 1350 Certification of Chief Executive Officer

Section 1350 Certification of Chief Financial Officer

(B) Reports on Form 8-K.
(1)	Current Report on Form 8-K dated April 1, 2003 was furnished as of April 1, 2003, pursuant to Item 9. of that form.

We announced our intention to make presentations on April 1, 2003 at the 31st Annual Howard Weil Energy Conference to address our strategy and philosophy, the fiscal year 2003 budget and other business information about us, Kinder Morgan, Inc. and Kinder Morgan Energy Partners, L.P., and the availability of materials to be presented at the meetings on Kinder Morgan, Inc.'s website.

(2)	Current Report on Form 8-K dated June 9, 2003 was furnished as of June 6, 2003 pursuant to Item 7., Item 9. and Item 12. of that form.

We announced our intention to make presentations on June 9, 2003 at the Deutsche Bank Conference to investors, analysts and others, in order to address various strategic and financial issues relating to the business plans and objectives of us, Kinder Morgan, Inc. and Kinder Morgan Energy Partners, L.P., and the availability of materials to be presented at the meetings on Kinder Morgan, Inc.'s website.

(3)	Current Report on Form 8-K dated August 4, 2003 was furnished as of August 5, 2003 pursuant to Item 9. of that form.

We announced our intention to make presentations on August 5, 2003 and August 6, 2003 at various meetings with investors, analysts and others, in order to discuss the second quarter and year-to-date financial results, business plans and objectives of us, Kinder Morgan, Inc. and Kinder Morgan Energy Partners, L.P., and the availability of materials to be presented at the meetings on Kinder Morgan, Inc.’s website.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINDER MORGAN MANAGEMENT, LLC (Registrant)
August 8, 2003	/s/ C. Park Shaper
C. Park Shaper Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)