Form 10-Q
period 2003-09-30
KINDER MORGAN MANAGEMENT LLC
filed 2003-11-04
CIK 1135017

Table of Contents

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003
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

Yes ☒  No ☐

The number of shares outstanding for each of the registrant's classes of common equity, as of October 31, 2003 was two voting shares and 48,184,838 listed shares.

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2003

Contents

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

CONSOLIDATED BALANCE SHEETS (Unaudited)
Kinder Morgan Management, LLC and Subsidiary

	September 30,	December 31,
	2003	2002
	(In thousands except shares)
ASSETS

Current Assets:
Accounts Receivable, Related Party	$ 6,045	$ 14,401
Prepayments and Other	2,887	4,975
	8,932	19,376

Investment in Kinder Morgan Energy Partners, L.P.	1,482,621	1,419,814

Total Assets	$1,491,553	$1,439,190
	==========	==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts Payable	$ 2,824	$ 3,419
Accrued Expenses and Other	6,031	15,881
	8,855	19,300

Deferred Income Taxes	58,894	35,027

Shareholders' Equity:
Voting Shares - Unlimited Shares Authorized; 2 Voting Shares Issued and Outstanding	100	100
Listed Shares - Unlimited Shares Authorized; 48,184,838 and 45,654,046
Listed Shares Issued and Outstanding, Respectively	1,529,972	1,440,255
Retained Deficit	(92,784)	(50,305)
Accumulated Other Comprehensive Loss	(13,484)	(5,187)
Total Shareholders' Equity	1,423,804	1,384,863

Total Liabilities and Shareholders' Equity	$1,491,553	$1,439,190
	==========	==========

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
Kinder Morgan Management, LLC and Subsidiary

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
(In thousands except per share amounts)
Equity in Earnings of Kinder Morgan
Energy Partners, L.P.	$ 23,263	$ 19,709	$ 69,766	$ 49,375
Provision for Income Taxes	8,840	7,785	26,511	19,500

Net Income	$ 14,423	$ 11,924	$ 43,255	$ 29,875
	===========	===========	===========	===========

Earnings Per Share, Basic and Diluted	$ 0.30	$ 0.30	$ 0.92	$ 0.88
	===========	===========	===========	===========

Weighted-average Shares Outstanding	47,797	39,537	46,955	33,954
	===========	===========	===========	===========

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Kinder Morgan Management, LLC and Subsidiary
Increase (Decrease) in Cash and Cash Equivalents

	Nine Months Ended September 30,
	2003	2002
	(In thousands)
Cash Flows From Operating Activities:
Net Income	$ 43,255	$ 29,875
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Deferred Income Taxes	26,511	19,500
Equity in Earnings of Kinder Morgan Energy Partners, L.P.	(69,766)	(49,375)
Decrease in Accounts Receivable	8,356	5,566
Decrease in Other Assets	2,089	2,078
Increase (Decrease) in Accounts Payable	(595)	1,217
Decrease in Other Current Liabilities	(9,850)	(8,861)
Net Cash Flows Provided by Operating Activities	-	-

Cash Flows From Investing Activities:
Purchase of i-units of Kinder Morgan Energy Partners, L.P.	-	(328,559)
Net Cash Flows Used In Investing Activities	-	(328,559)

Cash Flows From Financing Activities:
Shares Issued	-	343,170
Share Issuance Costs	-	(14,611)
Net Cash Flows Provided by Financing Activities	-	328 559

Net Increase in Cash and Cash Equivalents	-	-
Cash and Cash Equivalents at Beginning of Period	-	-
Cash and Cash Equivalents at End of Period	$ -	$ -
	==========	==========

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

3.   Share Distributions

On August 14, 2003, we paid a share distribution of 811,878 shares to shareholders of record as of July 31, 2003, based on the $0.65 per common unit distribution declared by Kinder Morgan Energy Partners. On November 14, 2003, we will pay a share distribution of 811,626 shares to shareholders of record as of October 31, 2003, based on the $0.66 per common unit distribution declared by Kinder Morgan Energy Partners for the third quarter of 2003. These distributions are paid in the form of additional shares or fractions thereof calculated by dividing the Kinder Morgan Energy Partners' cash distribution per common unit by the average market price of a share determined for a ten-trading day period ending on the trading day immediately prior to the ex-dividend date for our shares. We have paid share distributions totaling 2,530,792 shares in the nine months ended September 30, 2003.

4.   Business Activities and Related Party Transactions

We do not receive a fee for our services under the delegation of control agreement, nor do we receive any margin or profit when we are reimbursed for expenses incurred. We incurred, on behalf of Kinder Morgan Energy Partners, L.P., approximately $32.0 million and $26.0 million of expenses during the three months ended September 30, 2003 and 2002, respectively, and $90.9 million and $78.5 million of expenses during the nine months ended September 30, 2003 and 2002, respectively. The expense reimbursements by Kinder Morgan Energy Partners, L.P. to us are accounted for as a reduction to the expense incurred. At September 30, 2003, a $6.0 million receivable from Kinder Morgan Energy Partners, L.P. is recorded in the caption "Accounts Receivable, Related Party" in the accompanying interim Consolidated Balance Sheet.

5.   Summarized Income Statement Information for Kinder Morgan Energy Partners, L.P.

At September 30, 2003, through our ownership of Kinder Morgan Energy Partners, L.P. i-units, we owned approximately 25.6% of all of Kinder Morgan Energy Partners, L.P.'s outstanding limited partner interests. We use the equity method of accounting for this investment and, therefore, record earnings equal to our share of Kinder Morgan Energy Partners, L.P.'s limited partners' net income. Our percentage ownership will change over time upon distribution of additional i-units to us and/or upon issuance of additional common units or other equity securities by Kinder Morgan Energy Partners, L.P. Following is summarized income statement information for Kinder Morgan Energy Partners, L.P. Additional information on Kinder Morgan Energy Partners, L.P.'s results of operations and financial position are contained in its Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
(In thousands)
Operating Revenues	$ 1,650,842	$ 1,121,320	$ 5,104,127	$ 3,015,321
Operating Expenses	1,445,877	931,917	4,504,448	2,487,715

Operating Income	$ 204,965	$ 189,403	$ 599,679	$ 527,606
	===========	===========	===========	===========

Income Before Cumulative Effect of a Change in Accounting Principle	$ 174,176	$ 158,180	$ 510,146	$ 444,130
	===========	===========	===========	===========

Net Income	$ 174,176	$ 158,180	$ 513,611	$ 444,130
	===========	===========	===========	===========

6.    Comprehensive Income

Our comprehensive income, which differs from our net income solely due to our equity in the other comprehensive income of Kinder Morgan Energy Partners, L.P., for the three months and nine months ended September 30, 2003 and 2002 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In thousands)
Net Income	$ 14,423	$ 11,924	$ 43,255	$ 29,875
Other Comprehensive Loss, Net of Tax:
Equity In Other Comprehensive Loss of Kinder Morgan Energy Partners, L.P.	(2,935)	(1,628)	(8,297)	(4,740)
Comprehensive Income	$ 11,488	$ 10,296	$ 34,958	$ 25,135
	==========	==========	==========	==========

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

Financial Condition

As indicated by the accompanying interim Consolidated Balance Sheets, there has been no material change in our financial condition during the current year.

Results of Operations

Our results of operations consist of the offsetting expenses and receipts associated with our managing and controlling the business and affairs of Kinder Morgan Energy Partners, L.P. and our equity in the earnings of Kinder Morgan Energy Partners, L.P. attributable to the i-units we own. At September 30, 2003, through our ownership of i-units, we owned approximately 25.6% of all of Kinder Morgan Energy Partners, L.P.'s outstanding limited partner interests. We use the equity method of accounting for our investment in Kinder Morgan Energy Partners, L.P. and, therefore, we record earnings equal to our share of Kinder Morgan Energy Partners, L.P.'s limited partners' net income. Our percentage ownership in Kinder Morgan Energy Partners, L.P. will change over time upon the distribution of additional i-units to us or upon issuances of additional common units or other equity securities by Kinder Morgan Energy Partners, L.P.

For the three months ended September 30, 2003 and 2002, Kinder Morgan Energy Partners, L.P. reported limited partners' net income of $91.4 million and $87.8 million, respectively. For the nine months ended September 30, 2003 and 2002, Kinder Morgan Energy Partners, L.P. reported limited partners' net income of $273.9 million and $246.7 million, respectively. The reported segment earnings contribution by business segment for Kinder Morgan Energy Partners, L.P. is set forth below. This information should be read in conjunction with Kinder Morgan Energy Partners, L.P.'s Annual Report on Form 10-K for the year ended December 31, 2002 and with its Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

Kinder Morgan Energy Partners, L.P.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In thousands)
Segment Earnings Contribution:
Product Pipelines	$ 90,298	$ 91,681	$ 274,582	$ 268,032
Natural Gas Pipelines	79,352	71,475	233,418	200,359
CO2 Pipelines	37,318	25,941	99,406	69,919
Terminals	50,060	45,319	148,588	129,732
General and Administrative Expenses	(35,547)	(27,476)	(104,383)	(87,218)
Net Debt Costs (Includes Interest Income)	(44,714)	(46,350)	(134,535)	(129,236)
Minority Interest	(2,591)	(2,410)	(6,930)	(7,458)
Cumulative Effect of Change in Accounting Principle	-	-	3,465	-
Net Income	$ 174,176	$ 158,180	$ 513,611	$ 444,130
	=========	=========	=========	=========

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

Income Taxes

We are a limited liability company that has elected to be treated as a corporation for federal income tax purposes. Deferred income tax assets and liabilities are recognized for temporary differences between the basis of our assets and liabilities for financial reporting and tax purposes. Changes in tax legislation are included in the relevant computations in the period in which such changes are effective. Currently, our only such temporary difference results from recognition of the increased investment associated with recording our equity in the earnings of Kinder Morgan Energy Partners, L.P. The effective tax rate used in computing our income tax provision is 38.0 percent for the nine months ended September 30, 2003 and was 39.5 percent for the nine months ended September 30, 2002, composed, in each period, of the 35 percent federal statutory rate and a provision for state income taxes.

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

On August 14, 2003, we paid a share distribution of 811,878 shares to shareholders of record as of July 31, 2003, based on the $0.65 per common unit distribution declared by Kinder Morgan Energy Partners. On November 14, 2003, we will pay a share distribution of 811,626 shares to shareholders of record as of October 31, 2003, based on the $0.66 per common unit distribution declared by Kinder Morgan Energy Partners for the third quarter of 2003. These distributions are paid in the form of additional shares or fractions thereof calculated by dividing the Kinder Morgan Energy Partners' cash distribution per common unit by the average market price of a share determined for a ten-trading day period ending on the trading day immediately prior to the ex-dividend date for our shares. We have paid share distributions totaling 2,530,792 shares in the nine months ended September 30, 2003.

Kinder Morgan Energy Partners, L.P.'s partnership agreement requires that it distribute 100% of available cash, as defined in the partnership agreement, to its partners within 45 days following the end of each calendar quarter in accordance with their respective percentage interests. Available cash consists generally of all of Kinder Morgan Energy Partners, L.P.'s cash receipts, including cash received by its operating partnerships, less cash disbursements and net additions to reserves (including any reserves required under debt instruments for future principal and interest payments) and amounts payable to the former general partner of SFPP, L.P. in respect of its remaining 0.5% interest in SFPP.

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

Available cash is initially distributed 98% to the limited partners and 2% to the general partner. These distribution percentages are modified to provide for incentive distributions to be paid to the general partner in the event that quarterly distributions to unitholders exceed certain specified targets.

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

Incentive distributions are generally defined as all cash distributions paid to the general partner that are in excess of 2% of the aggregate value of cash and i-units being distributed. The general partner's incentive distribution for the distribution that Kinder Morgan Energy Partners, L.P. declared for the third quarter of 2003 was $81.8 million. The general partner's incentive distribution for the distribution that Kinder Morgan Energy Partners, L.P. declared for the third quarter of 2002 was $69.5 million. The general partner's incentive distribution that Kinder Morgan Energy Partners, L.P. paid during the third quarter of 2003 to the general partner (for the second quarter of 2003) was $79.6 million. The general partner's incentive distribution that Kinder Morgan Energy Partners, L.P. paid during the third quarter of 2002 to the general partner (for the second quarter of 2002) was $64.4 million. All partnership distributions Kinder Morgan Energy Partners, L.P. declares for the fourth quarter of each year are declared and paid in the first quarter of the following year.

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

Item 4.  Controls and Procedures.

As of the end of the quarter ended September 30, 2003, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective in all material respects to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required. There has been no change in our internal control over financial reporting during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

There are currently no legal proceedings involving us in progress or pending.

Item 2.  Changes in Securities and Use of Proceeds.

During the quarter ended September 30, 2003, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.
(A) Exhibits.

31.1 31.2 32.1 32.2	Section 13a - 14(a) / 15d - 14(a) Certification of Chief Executive Officer

Section 13a - 14(a) / 15d - 14(a) Certification of Chief Financial Officer

Section 1350 Certification of Chief Executive Officer

Section 1350 Certification of Chief Financial Officer

(B) Reports on Form 8-K.

(1)	Current Report on Form 8-K dated August 4, 2003 was furnished as of August 5, 2003 pursuant to Item 9. of that form.

We announced our intention to make presentations on August 5, 2003 and August 6, 2003 at various meetings with investors, analysts and others, in order to discuss the second quarter and year-to-date financial results, business plans and objectives of Kinder Morgan, Inc., Kinder Morgan Energy Partners, L.P. and Kinder Morgan Management, LLC, and the availability of materials to be presented at the meetings on Kinder Morgan, Inc.'s website.

(2)	Current Report on Form 8-K dated September 16, 2003 was furnished as of September 16, 2003 pursuant to Item 9. of that form.

We announced our intention to make presentations on September 17, 2003 at various meetings with investors, analysts and others, and on September 18, 2003 at the Merrill Lynch Power & Gas Leaders Conference, in order to discuss the second quarter and year-to-date financial results, business plans and objectives of us, Kinder Morgan, Inc. and Kinder Morgan Energy Partners, L.P. Notice was also given that interested parties would be able to view the materials to be presented at the meetings by visiting Kinder Morgan, Inc.'s website and would be able to access the presentations by audio webcast, both live and on-demand.

(3)	Current Report on Form 8-K dated October 21, 2003 was furnished as of October 21, 2003 pursuant to Item 9. of that form.

We announced (i) that representatives of us, Kinder Morgan, Inc. and Kinder Morgan Energy Partners, L.P. intended to discuss and answer questions relating to Kinder Morgan Energy Partners, L.P.'s CO2 business in a live webcast on that date and (ii) the ability of interested parties to access the audio webcast, both live and on-demand.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINDER MORGAN MANAGEMENT, LLC (Registrant)
November 4, 2003	/s/ C. Park Shaper
C. Park Shaper Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)