Form 10-Q
period 2004-03-31
KINDER MORGAN MANAGEMENT LLC
filed 2004-05-07
CIK 1135017

Table of Contents

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004
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

Yes ☒  No ☐

The number of shares outstanding for each of the registrant's classes of common equity, as of April 30, 2004 was two voting shares and 50,135,436 listed shares.

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY
FORM 10-Q
QUARTER ENDED MARCH 31, 2004

Contents

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

CONSOLIDATED BALANCE SHEETS (Unaudited)
Kinder Morgan Management, LLC and Subsidiary

	March 31,	December 31,
	2004	2003
	(In thousands except shares)
ASSETS

Current Assets:
Accounts Receivable, Related Party	$ 12,643	$ 14,661
Prepayments and Other	843	1,657
	13,486	16,318

Investment in Kinder Morgan Energy Partners, L.P.	1,520,198	1,489,968

Total Assets	$1,533,684	$1,506,286
	==========	==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts Payable	$ 2,600	$ 2,742
Accrued Expenses and Other	10,809	13,500
	13,409	16,242

Deferred Income Taxes	70,922	64,459

Shareholders' Equity:
Voting Shares - Unlimited Shares Authorized; 2 Voting Shares Issued and Outstanding	100	100
Listed Shares - Unlimited Shares Authorized; 50,135,436 and 48,996,463
Listed Shares Issued and Outstanding, Respectively	1,612,454	1,559,485
Retained Deficit	(126,658)	(109,516)
Accumulated Other Comprehensive Loss	(36,543)	(24,484)
Total Shareholders' Equity	1,449,353	1,425,585

Total Liabilities and Shareholders' Equity	$1,533,684	$1,506,286
	==========	==========

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
Kinder Morgan Management, LLC and Subsidiary

	Three Months Ended March 31,
	2004	2003
	(In thousands except per share amounts)
Equity in Earnings of Kinder Morgan Energy Partners, L.P.	$ 25,653	$ 23,817
Provision for Income Taxes	9,748	9,050

Net Income	$ 15,905	$ 14,767
	===========	===========

Earnings Per Share, Basic and Diluted	$ 0.32	$ 0.32
	===========	===========

Weighted-average Shares Outstanding	49,435	46,093
	===========	===========

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Kinder Morgan Management, LLC and Subsidiary
Increase (Decrease) in Cash and Cash Equivalents

	Three Months Ended March 31,
	2004	2003
	(In thousands)
Cash Flows From Operating Activities:
Net Income	$ 15,905	$ 14,767
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Deferred Income Taxes	9,748	9,050
Equity in Earnings of Kinder Morgan Energy Partners, L.P.	(25,653)	(23,817)
Decrease in Accounts Receivable	2,018	14,401
Decrease (Increase) in Other Assets	814	(438)
(Decrease) Increase in Accounts Payable	(142)	1,748
Decrease in Other Current Liabilities	(2,690)	(15,711)
Net Cash Flows Provided by Operating Activities	-	-

Cash Flows From Investing Activities:
Purchase of i-units of Kinder Morgan Energy Partners, L.P.	(14,925)	-
Net Cash Flows Used In Investing Activities	(14,925)	-

Cash Flows From Financing Activities:
Shares Issued	15,000	-
Share Issuance Costs	(75)	-
Net Cash Flows Provided by Financing Activities	14,925	-

Net Increase in Cash and Cash Equivalents	-	-
Cash and Cash Equivalents at Beginning of Period	-	-
Cash and Cash Equivalents at End of Period	$ -	$ -
	==========	==========

SUPPLEMENTAL CASH FLOW INFORMATION

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. No cash payments for interest or income taxes were made during the periods presented. We issue our shares or fractions thereof in distributions to our shareholders, and receive distributions from Kinder Morgan Energy Partners, L.P. on the i-units we own in the form of additional i-units in noncash transactions discussed in Note 4.

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.   General

Kinder Morgan Management, LLC is a publicly traded Delaware limited liability company formed on February 14, 2001. Kinder Morgan G.P., Inc., an indirect wholly owned subsidiary of Kinder Morgan, Inc., and the general partner of Kinder Morgan Energy Partners, L.P., owns all of our voting shares. Kinder Morgan G.P., Inc. has delegated to us, to the fullest extent permitted under Delaware law and Kinder Morgan Energy Partners, L.P.'s limited partnership agreement, all of its rights and powers to manage and control the business and affairs of Kinder Morgan Energy Partners, L.P., subject to the general partner's right to approve specified actions. We are a limited partner in Kinder Morgan Energy Partners, L.P. through our ownership of its i-units, and manage and control its business and affairs pursuant to the delegation of control agreement. Our success is dependent upon our operation and management of Kinder Morgan Energy Partners, L.P. and its resulting performance, see Note 6.

We have prepared the accompanying unaudited interim consolidated financial statements under the rules and regulations of the Securities and Exchange Commission. Under such rules and regulations, we have condensed or omitted certain information and notes normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America. We believe, however, that our disclosures are adequate to make the information presented not misleading. The consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of our financial results for the interim periods presented. You should read these interim consolidated financial statements in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2003 ("2003 Form 10-K") and Kinder Morgan Energy Partners, L.P.'s Annual Report on Form 10-K for the year ended December 31, 2003 and Quarterly Report on Form 10-Q for the three months ended March 31, 2004. Unless the context requires otherwise, references to "we," "us," "our," or the "Company" are intended to mean Kinder Morgan Management, LLC and its consolidated subsidiary, Kinder Morgan Services LLC.

2.   Earnings Per Share

Both basic and diluted earnings per share are computed based on the weighted-average number of shares outstanding during each period, adjusted for stock splits. There are no securities outstanding that may be converted into or exercised for shares.

3.   Capitalization

In February 2004, Kinder Morgan Energy Partners, L.P. issued 5.3 million common units in a public offering at a price of $46.80 per common unit, receiving total net proceeds (after underwriting discount) of $237.8 million. We did not acquire any of these common units. This issuance of common units by Kinder Morgan Energy Partners, L.P. changed our percentage ownership of Kinder Morgan Energy Partners, L.P. and had the associated effects of increasing (i) our investment in the net assets of Kinder Morgan Energy Partners, L.P. by $10.3 million, (ii) associated accumulated deferred income taxes by $3.9 million and (iii) paid-in capital by $6.4 million.

On March 25, 2004, we closed the issuance and sale of 360,664 listed shares in a limited registered offering. None of the shares from our offering were purchased by Kinder Morgan, Inc. We used the net proceeds of approximately $14.9 million from the offering to buy additional i-units from Kinder Morgan Energy Partners, L.P.

4.   Share Distributions

On February 13, 2004, we paid a share distribution of 0.015885 shares per outstanding share to shareholders of record as of January 30, 2004, based on the $0.68 per common unit distribution declared by Kinder Morgan Energy Partners, L.P. for the fourth quarter of 2003. On May 14, 2004, we will pay a share distribution of 0.017412 shares per outstanding share to shareholders of record as of April 30, 2004, based on the $0.69 per common unit distribution declared by Kinder Morgan Energy Partners, L.P. for the first quarter of 2004. These distributions are paid in the form of additional shares or fractions thereof calculated by dividing the Kinder Morgan Energy Partners, L.P.'s cash distribution per common unit by the average market price of a share determined for a ten-trading day period ending on the trading day immediately prior to the ex-dividend date for our shares.

5.   Business Activities and Related Party Transactions

We do not receive a fee for our services under the delegation of control agreement, nor do we receive any margin or profit when we are reimbursed for expenses incurred. We incurred, on behalf of Kinder Morgan Energy Partners, L.P., approximately $36.0 million and $34.7 million of expenses during the three months ended March 31, 2004 and 2003, respectively. The expense reimbursements by Kinder Morgan Energy Partners, L.P. to us are accounted for as a reduction to the expense incurred by us. At March 31, 2004, $12.6 million, primarily a receivable from Kinder Morgan Energy Partners, L.P., is recorded in the caption "Accounts Receivable, Related Party" in the accompanying interim Consolidated Balance Sheet.

6.   Summarized Income Statement Information for Kinder Morgan Energy Partners, L.P.

At March 31, 2004, through our ownership of Kinder Morgan Energy Partners, L.P. i-units, we owned approximately 25.6% of all of Kinder Morgan Energy Partners, L.P.'s outstanding limited partner interests. We use the equity method of accounting for this investment and, therefore, record earnings equal to our share of Kinder Morgan Energy Partners, L.P.'s limited partners' net income. Our percentage ownership changes over time upon distribution of additional i-units to us and/or upon issuance of additional common units or other equity securities by Kinder Morgan Energy Partners, L.P. Following is summarized income statement information for Kinder Morgan Energy Partners, L.P. Additional information on Kinder Morgan Energy Partners, L.P.'s results of operations and financial position are contained in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

Three Months Ended March 31,
	2004	2003
(In thousands)
Operating Revenues	$ 1,822,256	$ 1,788,838
Operating Expenses	1,597,114	1,593,686

Operating Income	$ 225,142	$ 195,152
	===========	===========

Income Before Cumulative Effect of a Change in Accounting Principle	$ 191,754	$ 167,013
	===========	===========

Net Income	$ 191,754	$ 170,478
	===========	===========

7.    Comprehensive Income

Our comprehensive income, which differs from our net income solely due to our equity in the other comprehensive income of Kinder Morgan Energy Partners, L.P., for the three months ended March 31, 2004 and 2003 is as follows:

	Three Months Ended March 31,
	2004	2003
	(In Thousands)
Net Income:	$ 15,905	$ 14,767
Other Comprehensive Loss, Net of Tax:
Equity in Other Comprehensive Loss of
Equity Method Investees	(12,059)	(2,356)
Comprehensive Income	$ 3,846	$ 12,411
	=========	=========

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

We are a publicly traded Delaware limited liability company, formed on February 14, 2001, that has elected to be treated as a corporation for federal income tax purposes. Our voting shares are owned by Kinder Morgan G.P., Inc., an indirect wholly owned subsidiary of Kinder Morgan, Inc. that is the general partner of Kinder Morgan Energy Partners, L.P.

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

Results of Operations

Our results of operations consist of the offsetting expenses and receipts associated with our managing and controlling the business and affairs of Kinder Morgan Energy Partners, L.P. and our equity in the earnings of Kinder Morgan Energy Partners, L.P. attributable to the i-units we own. At March 31, 2004, through our ownership of i-units, we owned approximately 25.6% of all of Kinder Morgan Energy Partners, L.P.'s outstanding limited partner interests. We use the equity method of accounting for our investment in Kinder Morgan Energy Partners, L.P. and, therefore, we record earnings equal to our share of Kinder Morgan Energy Partners, L.P.'s limited partners' net income. Our percentage ownership in Kinder Morgan Energy Partners, L.P. changes over time upon the distribution of additional i-units to us or upon issuances of additional common units or other equity securities by Kinder Morgan Energy Partners, L.P.

For the three months ended March 31, 2004 and 2003, Kinder Morgan Energy Partners, L.P. reported limited partners' interest in net income of $100.1 million and $94.0 million, respectively. The reported segment earnings contribution by business segment for Kinder Morgan Energy Partners, L.P. is set forth below. This information should be read in conjunction with Kinder Morgan Energy Partners, L.P.'s Annual Report on Form 10-K for the year ended December 31, 2003 and with its Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

Kinder Morgan Energy Partners, L.P.

	Three Months Ended March 31,
	2004	2003
	(In thousands)
Segment Earnings Contribution:
Product Pipelines	$ 96,017	$ 91,293
Natural Gas Pipelines	90,194	78,866
CO2 Pipelines	50,211	29,700
Terminals	52,888	50,334
General and Administrative Expenses	(48,254)	(36,041)
Net Debt Costs (Includes Interest Income)	(47,221)	(44,925)
Minority Interest	(2,081)	(2,214)
Cumulative Effect of Change in Accounting Principle	-	3,465
Net Income	$ 191,754	$ 170,478
	=========	=========

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

Income Taxes

We are a limited liability company that has elected to be treated as a corporation for federal income tax purposes. Deferred income tax assets and liabilities are recognized for temporary differences between the basis of our assets and liabilities for financial reporting and tax purposes. Changes in tax legislation are included in the relevant computations in the period in which such changes are effective. Currently, our only such temporary difference results from recognition of the increased investment associated with recording our equity in the earnings of Kinder Morgan Energy Partners, L.P. The effective tax rate used in computing our income tax provision is 38 percent for the three months ended March 31, 2004 and 2003, composed, in each period, of the 35 percent federal statutory rate and a provision for state income taxes.

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

Liquidity and Capital Resources

Our authorized capital structure consists of two classes of interests: (1) our listed shares and (2) our voting shares, collectively referred to in this document as our "shares." Additional classes of interests may be approved by our board and holders of a majority of our shares, excluding shares held by Kinder Morgan, Inc. and its affiliates. The number of our shares outstanding will at all times equal the number of i-units of Kinder Morgan Energy Partners, L.P., all of which we own. Under the terms of our limited liability company agreement, except in connection with our liquidation, we do not pay distributions on our shares in cash but we make distributions on our shares in additional shares or fractions of shares. At the same time Kinder Morgan Energy Partners, L.P. makes a distribution on its common units and i-units, we distribute on each of our shares that fraction of a share determined by dividing the amount of the cash distribution to be made by Kinder Morgan Energy Partners, L.P. on each common unit by the average market price of a share determined for a ten-trading day period ending on the trading day immediately prior to the ex-dividend date for our shares.

On March 25, 2004, we closed the issuance and sale of 360,664 listed shares in a limited registered offering. None of the shares from our offering were purchased by Kinder Morgan, Inc. We used the net proceeds of approximately $14.9 million from the offering to buy additional i-units from Kinder Morgan Energy Partners, L.P.

On February 13, 2004, we paid a share distribution of 0.015885 shares per outstanding share to shareholders of record as of January 30, 2004, based on the $0.68 per common unit distribution declared by Kinder Morgan Energy Partners, L.P. for the fourth quarter of 2003. On May 14, 2004, we will pay a share distribution of 0.017412 shares per outstanding share to shareholders of record as of April 30, 2004, based on the $0.69 per common unit distribution declared by Kinder Morgan Energy Partners, L.P. for the first quarter of 2004.

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

Kinder Morgan Energy Partners, L.P.'s general partner is granted discretion by the partnership agreement, which discretion has been delegated to us, subject to the approval of the general partner in certain cases, to establish, maintain and adjust reserves for future operating expenses, debt service, maintenance capital expenditures, rate refunds and distributions for up to the next four quarters. These reserves are not restricted by magnitude, but only by type of future cash requirements with which they can be associated. When we determine Kinder Morgan Energy Partners, L.P.'s quarterly distributions, we consider current and expected reserve needs along with current and expected cash flows to identify the appropriate sustainable distribution level.

Typically, the general partner and owners of Kinder Morgan Energy Partners, L.P.'s common units and Class B units receive distributions in cash, while we, the sole owner of Kinder Morgan Energy Partners, L.P.'s i-units, receive distributions in additional i-units. For each outstanding i-unit, a fraction of an i-unit will be issued. The fraction is calculated by dividing the amount of cash being distributed per Kinder Morgan Energy Partners, L.P. common unit by the average closing price of our shares over the ten consecutive trading days preceding the date on which the shares begin to trade ex-dividend under the rules of the New York Stock Exchange. The cash equivalent of distributions of i-units will be treated as if it had actually been distributed for purposes of determining the distributions to the general partner, although Kinder Morgan Energy Partners, L.P. does not distribute cash to i-unit owners but retains the cash for use in its business.

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

Incentive distributions are generally defined as all cash distributions paid to the general partner that are in excess of 2% of the aggregate value of cash and i-units being distributed. The general partner's incentive distribution for the distribution that Kinder Morgan Energy Partners, L.P. declared for the first quarter of 2004 was $90.7 million. The general partner's incentive distribution for the distribution that Kinder Morgan Energy Partners, L.P. declared for the first quarter of 2003 was $75.5 million. The general partner's incentive distribution that Kinder Morgan Energy Partners, L.P. paid during the first quarter of 2004 to the general partner (for the fourth quarter of 2003) was $85.8 million. The general partner's incentive distribution that Kinder Morgan Energy Partners, L.P. paid during the first quarter of 2003 to the general partner (for the fourth quarter of 2002) was $72.5 million. All partnership distributions Kinder Morgan Energy Partners, L.P. declares for the fourth quarter of each year are declared and paid in the first quarter of the following year.

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

See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors of our Business" included in our annual report filed on Form 10-K for the year ended December 31, 2003, for a more detailed description of these and other factors that may affect the forward-looking statements. When considering forward-looking statements, one should keep in mind the risk factors described in our 2003 Form 10-K report. The risk factors could cause our actual results to differ materially from those contained in any forward-looking statement. We disclaim any obligation to update the above list or to announce publicly the result of any revisions to any of the forward-looking statements to reflect future events or developments.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The nature of our business and operations is such that no activities or transactions of the type requiring discussion under this item are conducted or entered into.

Item 4.  Controls and Procedures.

As of March 31, 2004, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective in all material respects to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required. There has been no change in our internal control over financial reporting during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

There are currently no legal proceedings involving us in progress or pending.

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

During the quarter ended March 31, 2004, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

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

(B) Reports on Form 8-K. None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINDER MORGAN MANAGEMENT, LLC (Registrant)
May 6, 2004	/s/ C. Park Shaper
C. Park Shaper Vice President and Chief Financial Officer