Form 10-Q
period 2004-06-30
KINDER MORGAN MANAGEMENT LLC
filed 2004-08-05
CIK 1135017

Table of Contents

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004
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

Yes ☒  No ☐

The number of shares outstanding for each of the registrant's classes of common equity, as of July 30, 2004 was two voting shares and 51,008,394 listed shares.

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY
FORM 10-Q
QUARTER ENDED JUNE 30, 2004

Contents

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

CONSOLIDATED BALANCE SHEETS (Unaudited)
Kinder Morgan Management, LLC and Subsidiary

	June 30,	December 31,
	2004	2003
	(In thousands except shares)
ASSETS

Current Assets:
Accounts Receivable, Related Party	$ 15,500	$ 14,661
Prepayments and Other	599	1,657
	16,099	16,318

Investment in Kinder Morgan Energy Partners, L.P.	1,523,904	1,489,968

Total Assets	$1,540,003	$1,506,286
	==========	==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts Payable	$ 635	$ 2,742
Accrued Expenses and Other	15,388	13,500
	16,023	16,242

Deferred Income Taxes	72,330	64,459

Shareholders' Equity:
Voting Shares - Unlimited Shares Authorized; 2 Voting Shares Issued and Outstanding	100	100
Listed Shares - Unlimited Shares Authorized; 51,008,394 and 48,996,463
Listed Shares Issued and Outstanding, Respectively	1,645,120	1,559,485
Retained Deficit	(143,414)	(109,516)
Accumulated Other Comprehensive Loss	(50,156)	(24,484)
Total Shareholders' Equity	1,451,650	1,425,585

Total Liabilities and Shareholders' Equity	$1,540,003	$1,506,286
	==========	==========

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
Kinder Morgan Management, LLC and Subsidiary

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
(In thousands except per share amounts)
Equity in Earnings of Kinder Morgan Energy Partners, L.P.	$ 25,662	$ 22,686	$ 51,315	$ 46,503
Provision for Income Taxes	9,752	8,621	19,500	17,671

Net Income	$ 15,910	$ 14,065	$ 31,815	$ 28,832
	==========	==========	==========	==========

Earnings Per Share, Basic and Diluted	$ 0.31	$ 0.30	$ 0.64	$ 0.62
	==========	==========	==========	==========

Weighted-average Shares Outstanding	50,596	46,957	50,015	46,528
	==========	==========	==========	==========

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Kinder Morgan Management, LLC and Subsidiary
Increase (Decrease) in Cash and Cash Equivalents

	Six Months Ended June 30,
	2004	2003
	(In thousands)
Cash Flows From Operating Activities:
Net Income	$ 31,815	$ 28,832
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Deferred Income Taxes	19,500	17,671
Equity in Earnings of Kinder Morgan Energy Partners, L.P.	(51,315)	(46,503)
(Increase) Decrease in Accounts Receivable	(839)	14,399
Decrease in Other Assets	1,058	1,309
Decrease in Accounts Payable	(2,107)	(2,297)
Increase (Decrease) in Other Current Liabilities	1,888	(13,411)
Net Cash Flows Provided by Operating Activities	-	-

Cash Flows From Investing Activities:
Purchase of i-units of Kinder Morgan Energy Partners, L.P.	(14,925)	-
Net Cash Flows Used In Investing Activities	(14,925)	-

Cash Flows From Financing Activities:
Shares Issued	15,000	-
Share Issuance Costs	(75)	-
Net Cash Flows Provided by Financing Activities	14,925	-

Net Increase in Cash and Cash Equivalents	-	-
Cash and Cash Equivalents at Beginning of Period	-	-
Cash and Cash Equivalents at End of Period	$ -	$ -
	==========	==========

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

We have prepared the accompanying unaudited interim consolidated financial statements under the rules and regulations of the Securities and Exchange Commission. Under such rules and regulations, we have condensed or omitted certain information and notes normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America. We believe, however, that our disclosures are adequate to make the information presented not misleading. The consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of our financial results for the interim periods presented. You should read these interim consolidated financial statements in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2003 ("2003 Form 10-K") and Kinder Morgan Energy Partners, L.P.'s Annual Report on Form 10-K for the year ended December 31, 2003 and Quarterly Report on Form 10-Q for the three months ended June 30, 2004. Unless the context requires otherwise, references to "we," "us," "our," or the "Company" are intended to mean Kinder Morgan Management, LLC and its consolidated subsidiary, Kinder Morgan Services LLC.

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

4.   Share Distributions

On May 14, 2004, we paid a share distribution of 0.017412 shares per outstanding share to shareholders of record as of April 30, 2004, based on the $0.69 per common unit distribution declared by Kinder Morgan Energy Partners, L.P. for the first quarter of 2004. On August 13, 2004, we will pay a share distribution of 0.018039 shares per outstanding share to shareholders of record as of July 30, 2004, based on the $0.71 per common unit distribution declared by Kinder Morgan Energy Partners, L.P. for the second quarter of 2004. These distributions are paid in the form of additional shares or fractions thereof calculated by dividing Kinder Morgan Energy Partners, L.P.'s cash distribution per common unit by the average market price of a share determined for a ten-trading day period ending on the trading day immediately prior to the ex-dividend date for our shares.

5.   Business Activities and Related Party Transactions

We do not receive a fee for our services under the delegation of control agreement, nor do we receive any margin or profit when we are reimbursed for expenses incurred. We incurred, on behalf of Kinder Morgan Energy Partners, L.P., approximately $29.8 million and $24.1 million of expenses during the three months ended June 30, 2004 and 2003, respectively, and $65.8 million and $58.8 million of expenses during the six months ended June 30, 2004 and 2003, respectively. The expense reimbursements by Kinder Morgan Energy Partners, L.P. to us are accounted for as a reduction to the expense incurred by us. At June 30, 2004, $15.5 million, primarily a receivable from Kinder Morgan Energy Partners, L.P., is recorded in the caption "Accounts Receivable, Related Party" in the accompanying interim Consolidated Balance Sheet.

6.   Summarized Income Statement Information for Kinder Morgan Energy Partners, L.P.

At June 30, 2004, through our ownership of Kinder Morgan Energy Partners, L.P. i-units, we owned approximately 26.0% of all of Kinder Morgan Energy Partners, L.P.'s outstanding limited partner interests. We use the equity method of accounting for this investment and, therefore, record earnings equal to our share of Kinder Morgan Energy Partners, L.P.'s limited partners' net income. Our percentage ownership changes over time upon distribution of additional i-units to us and/or upon issuance of additional common units or other equity securities by Kinder Morgan Energy Partners, L.P. Following is summarized income statement information for Kinder Morgan Energy Partners, L.P. Additional information on Kinder Morgan Energy Partners, L.P.'s results of operations and financial position are contained in its Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
(In thousands)
Operating Revenues	$ 1,957,182	$ 1,664,447	$ 3,779,438	$ 3,453,285
Operating Expenses	1,725,818	1,464,885	3,322,932	3,058,571

Operating Income	$ 231,364	$ 199,562	$ 456,506	$ 394,714
	===========	===========	===========	===========

Income Before Cumulative Effect of a Change in Accounting Principle	$ 195,218	$ 168,957	$ 386,972	$ 335,970
	===========	===========	===========	===========

Net Income	$ 195,218	$ 168,957	$ 386,972	$ 339,435
	===========	===========	===========	===========

7.    Comprehensive Income

Our comprehensive income, which differs from our net income solely due to our equity in the other comprehensive income of Kinder Morgan Energy Partners, L.P., for the three months and six months ended June 30, 2004 and 2003 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In Thousands)
Net Income:	$ 15,910	$ 14,065	$ 31,815	$ 28,832
Other Comprehensive Loss, Net of Tax:
Equity in Other Comprehensive Loss of
Equity Method Investee	(13,613)	(3,006)	(25,672)	(5,362)
Comprehensive Income	$ 2,297	$ 11,059	$ 6,143	$ 23,470
	=========	=========	=========	=========

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

Results of Operations

Our results of operations consist of the offsetting expenses and receipts associated with our managing and controlling the business and affairs of Kinder Morgan Energy Partners, L.P. and our equity in the earnings of Kinder Morgan Energy Partners, L.P. attributable to the i-units we own. At June 30, 2004, through our ownership of i-units, we owned approximately 26.0% of all of Kinder Morgan Energy Partners, L.P.'s outstanding limited partner interests. We use the equity method of accounting for our investment in Kinder Morgan Energy Partners, L.P. and, therefore, we record earnings equal to our share of Kinder Morgan Energy Partners, L.P.'s limited partners' net income. Our percentage ownership in Kinder Morgan Energy Partners, L.P. changes over time upon the distribution of additional i-units to us or upon issuances of additional common units or other equity securities by Kinder Morgan Energy Partners, L.P.

For the three months ended June 30, 2004 and 2003, Kinder Morgan Energy Partners, L.P. reported limited partners' interest in net income of $99.4 million and $88.4 million, respectively. For the six months ended June 30, 2004 and 2003, Kinder Morgan Energy Partners, L.P. reported limited partners' net income of $199.4 million and $182.4 million, respectively. The reported segment earnings contribution by business segment for Kinder Morgan Energy Partners, L.P. is set forth below. This information should be read in conjunction with Kinder Morgan Energy Partners, L.P.'s Annual Report on Form 10-K for the year ended December 31, 2003 and with its Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

Kinder Morgan Energy Partners, L.P.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In thousands)
Segment Earnings Contribution:
Product Pipelines	$ 101,091	$ 92,991	$ 197,108	$ 184,284
Natural Gas Pipelines	82,443	75,200	172,637	154,066
CO2 Pipelines	46,358	32,388	96,569	62,088
Terminals	55,261	51,084	108,149	101,418
General and Administrative Expenses	(39,457)	(35,685)	(87,711)	(71,726)
Net Debt Costs (Includes Interest Income)	(46,592)	(44,896)	(93,813)	(89,821)
Minority Interest	(2,462)	(2,125)	(4,543)	(4,339)
Loss on Early Extinguishment of Debt	(1,424)	-	(1,424)	-
Cumulative Effect of Change in Accounting Principle	-	-	-	3,465
Net Income	$ 195,218	$ 168,957	$ 386,972	$ 339,435
	=========	=========	=========	=========

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

Income Taxes

We are a limited liability company that has elected to be treated as a corporation for federal income tax purposes. Deferred income tax assets and liabilities are recognized for temporary differences between the basis of our assets and liabilities for financial reporting and tax purposes. Changes in tax legislation are included in the relevant computations in the period in which such changes are effective. Currently, our only such temporary difference results from recognition of the increased investment associated with recording our equity in the earnings of Kinder Morgan Energy Partners, L.P. The effective tax rate used in computing our income tax provision is 38 percent for the six months ended June 30, 2004 and 2003, composed, in each period, of the 35 percent federal statutory rate and a provision for state income taxes.

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

On May 14, 2004, we paid a share distribution of 0.017412 shares per outstanding share to shareholders of record as of April 30, 2004, based on the $0.69 per common unit distribution declared by Kinder Morgan Energy Partners, L.P. for the first quarter of 2004. On August 13, 2004, we will pay a share distribution of 0.018039 shares per outstanding share to shareholders of record as of July 30, 2004, based on the $0.71 per common unit distribution declared by Kinder Morgan Energy Partners, L.P. for the second quarter of 2004.

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

Incentive distributions are generally defined as all cash distributions paid to the general partner that are in excess of 2% of the aggregate value of cash and i-units being distributed. The general partner's incentive distribution for the distribution that Kinder Morgan Energy Partners, L.P. declared for the second quarter of 2004 was $94.9 million. The general partner's incentive distribution for the distribution that Kinder Morgan Energy Partners, L.P. declared for the second quarter of 2003 was $79.6 million. The general partner's incentive distribution that Kinder Morgan Energy Partners, L.P. paid during the second quarter of 2004 to the general partner (for the first quarter of 2004) was $90.7 million. The general partner's incentive distribution that Kinder Morgan Energy Partners, L.P. paid during the second quarter of 2003 to the general partner (for the first quarter of 2003) was $75.5 million. All partnership distributions Kinder Morgan Energy Partners, L.P. declares for the fourth quarter of each year are declared and paid in the first quarter of the following year.

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

See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors of our Business" included in our annual report filed on Form 10-K for the year ended December 31, 2003, for a more detailed description of these and other factors that may affect the forward-looking statements. When considering forward-looking statements, one should keep in mind the risk factors described in our 2003 Form 10-K report. The risk factors could cause our actual results to differ materially from those contained in any forward-looking statement. We disclaim any obligation to update the above list or to announce publicly the result of any revisions to any of the forward-looking statements to reflect future events or developments.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The nature of our business and operations is such that no activities or transactions of the type requiring discussion under this item are conducted or entered into.

Item 4.  Controls and Procedures.

As of June 30, 2004, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective in all material respects to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required. There has been no change in our internal control over financial reporting during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

There are currently no legal proceedings involving us in progress or pending.

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

During the quarter ended June 30, 2004, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended, or repurchase any equity securities.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

As previously disclosed, on July 21, 2004, Michael C. Morgan resigned as our President, and as the President of Kinder Morgan, Inc. and Kinder Morgan G.P., Inc., the general partner of Kinder Morgan Energy Partners, L.P. Mr. Morgan continues to serve on the Board of Directors of Kinder Morgan, Inc. In connection with his resignation, Mr. Morgan and we, Kinder Morgan, Inc., Kinder Morgan Energy Partners, L.P. and KMGP Services, Inc. executed a Resignation and Non-Compete Agreement pursuant to which Mr. Morgan resigned as our President, agreed not to compete with us or our affiliates through July 21, 2008 and forfeited 76,667 shares of Kinder Morgan, Inc.’s restricted stock granted in July 2003 that would have vested in July 2006 and July 2008.

Item 6.  Exhibits and Reports on Form 8-K.

(A) Exhibits.

10.4	Resignation and Non-Compete Agreement, dated as of July 21, 2004, between KMGP Services, Inc. and Michael C. Morgan.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(B) Reports on Form 8-K. None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINDER MORGAN MANAGEMENT, LLC (Registrant)
August 5, 2004	/s/ C. Park Shaper
C. Park Shaper Executive Vice President and Chief Financial Officer