Form 10-Q
period 2004-09-30
KINDER MORGAN MANAGEMENT LLC
filed 2004-11-02
CIK 1135017

Table of Contents

FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004
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

Yes ☒  No ☐

The number of shares outstanding for each of the registrant's classes of common equity, as of October 29, 2004 was two voting shares and 51,928,534 listed shares.

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2004

Contents

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

CONSOLIDATED BALANCE SHEETS (Unaudited)
Kinder Morgan Management, LLC and Subsidiary

	September 30,	December 31,
	2004	2003
	(In thousands except shares)
ASSETS

Current Assets:
Accounts Receivable, Related Party	$ 20,746	$ 14,661
Prepayments and Other	891	1,657
	21,637	16,318

Investment in Kinder Morgan Energy Partners, L.P.	1,496,050	1,489,968

Total Assets	$1,517,687	$1,506,286
	==========	==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts Payable	$ 3,885	$ 2,742
Accrued Expenses and Other	17,676	13,500
	21,561	16,242

Deferred Income Taxes	61,745	64,459

Shareholders' Equity:
Voting Shares - Unlimited Shares Authorized; 2 Voting Shares Issued and Outstanding	100	100
Listed Shares - Unlimited Shares Authorized; 51,928,534 and 48,996,463
Listed Shares Issued and Outstanding, Respectively	1,678,935	1,559,485
Retained Deficit	(158,262)	(109,516)
Accumulated Other Comprehensive Loss	(86,392)	(24,484)
Total Shareholders' Equity	1,434,381	1,425,585

Total Liabilities and Shareholders' Equity	$1,517,687	$1,506,286
	==========	==========

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
Kinder Morgan Management, LLC and Subsidiary

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
(In thousands except per share amounts)
Equity in Earnings of Kinder Morgan Energy Partners, L.P.	$ 30,591	$ 23,263	$ 81,906	$ 69,766
Provision for Income Taxes	11,624	8,840	31,124	26,511

Net Income	$ 18,967	$ 14,423	$ 50,782	$ 43,255
	==========	==========	==========	==========

Earnings Per Share, Basic and Diluted	$ 0.37	$ 0.30	$ 1.01	$ 0.92
	==========	==========	==========	==========

Weighted-average Shares Outstanding	51,498	47,797	50,513	46,955
	==========	==========	==========	==========

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Kinder Morgan Management, LLC and Subsidiary
Increase (Decrease) in Cash and Cash Equivalents

	Nine Months Ended September 30,
	2004	2003
	(In thousands)
Cash Flows From Operating Activities:
Net Income	$ 50,782	$ 43,255
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Deferred Income Taxes	31,124	26,511
Equity in Earnings of Kinder Morgan Energy Partners, L.P.	(81,906)	(69,766)
(Increase) Decrease in Accounts Receivable	(6,085)	8,356
Decrease in Other Assets	766	2,089
Increase (Decrease) in Accounts Payable	1,143	(595)
Increase (Decrease) in Other Current Liabilities	4,176	(9,850)
Net Cash Flows Provided by Operating Activities	-	-

Cash Flows From Investing Activities:
Purchase of i-units of Kinder Morgan Energy Partners, L.P.	(14,925)	-
Net Cash Flows Used In Investing Activities	(14,925)	-

Cash Flows From Financing Activities:
Shares Issued	15,000	-
Share Issuance Costs	(75)	-
Net Cash Flows Provided by Financing Activities	14,925	-

Net Increase in Cash and Cash Equivalents	-	-
Cash and Cash Equivalents at Beginning of Period	-	-
Cash and Cash Equivalents at End of Period	$ -	$ -
	==========	==========

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

We have prepared the accompanying unaudited interim consolidated financial statements under the rules and regulations of the Securities and Exchange Commission. Under such rules and regulations, we have condensed or omitted certain information and notes normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America. We believe, however, that our disclosures are adequate to make the information presented not misleading. The consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of our financial results for the interim periods presented. You should read these interim consolidated financial statements in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2003 ("2003 Form 10-K") and Kinder Morgan Energy Partners, L.P.'s Annual Report on Form 10-K for the year ended December 31, 2003 and Quarterly Report on Form 10-Q for the three months ended September 30, 2004. Unless the context requires otherwise, references to "we," "us," "our," or the "Company" are intended to mean Kinder Morgan Management, LLC and its consolidated subsidiary, Kinder Morgan Services LLC.

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

On March 25, 2004, we closed the issuance and sale of 360,664 of our listed shares in a limited registered offering. None of the shares from our offering were purchased by Kinder Morgan, Inc. We used the net proceeds of approximately $14.9 million from the offering to buy additional i-units from Kinder Morgan Energy Partners, L.P.

4.   Share Distributions

On August 13, 2004, we paid a share distribution of 0.018039 shares per outstanding share (920,140 total shares) to shareholders of record as of July 30, 2004, based on the $0.71 per common unit distribution declared by Kinder Morgan Energy Partners, L.P. for the second quarter of 2004. On November 12, 2004, we will pay a share distribution of 0.017892 shares per outstanding share (929,105 total shares) to shareholders of record as of October 29, 2004, based on the $0.73 per common unit distribution declared by Kinder Morgan Energy Partners, L.P. for the third quarter of 2004. These distributions are paid in the form of additional shares or fractions thereof calculated by dividing Kinder Morgan Energy Partners, L.P.'s cash distribution per common unit by the average market price of a share determined for a ten-trading day period ending on the trading day immediately prior to the ex-dividend date for our shares.

5.   Business Activities and Related Party Transactions

We do not receive a fee for our services under the delegation of control agreement, nor do we receive any margin or profit when we are reimbursed for expenses incurred. We incurred, on behalf of Kinder Morgan Energy Partners, L.P., approximately $32.1 million and $32.0 million of expenses during the three months ended September 30, 2004 and 2003, respectively, and $97.9 million and $90.9 million of expenses during the nine months ended September 30, 2004 and 2003, respectively. The expense reimbursements by Kinder Morgan Energy Partners, L.P. to us are accounted for as a reduction to the expense incurred by us. At September 30, 2004, $20.7 million, primarily a receivable from Kinder Morgan Energy Partners, L.P., is recorded in the caption "Accounts Receivable, Related Party" in the accompanying interim Consolidated Balance Sheet.

6.   Summarized Income Statement Information for Kinder Morgan Energy Partners, L.P.

At September 30, 2004, through our ownership of Kinder Morgan Energy Partners, L.P. i-units, we owned approximately 26.3% of all of Kinder Morgan Energy Partners, L.P.'s outstanding limited partner interests. We use the equity method of accounting for this investment and, therefore, record earnings equal to our share of Kinder Morgan Energy Partners, L.P.'s limited partners' net income. Our percentage ownership changes over time upon distribution of additional i-units to us and/or upon issuance of additional common units or other equity securities by Kinder Morgan Energy Partners, L.P. Following is summarized income statement information for Kinder Morgan Energy Partners, L.P. Additional information on Kinder Morgan Energy Partners, L.P.'s results of operations and financial position are contained in its Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
(In thousands)
Operating Revenues	$ 2,014,659	$ 1,650,842	$ 5,794,097	$ 5,104,127
Operating Expenses	1,761,823	1,445,877	5,084,755	4,504,448

Operating Income	$ 252,836	$ 204,965	$ 709,342	$ 599,679
	===========	===========	===========	===========

Income Before Cumulative Effect of a Change in Accounting Principle	$ 217,342	$ 174,176	$ 604,314	$ 510,146
	===========	===========	===========	===========

Net Income	$ 217,342	$ 174,176	$ 604,314	$ 513,611
	===========	===========	===========	===========

7.    Comprehensive (Loss) Income

Our comprehensive (loss) income for the three months and nine months ended September 30, 2004 and 2003, which differs from our net income solely due to our equity in the other comprehensive loss of Kinder Morgan Energy Partners, L.P., is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(In thousands)
Net Income:	$ 18,967	$ 14,423	$ 50,782	$ 43,255
Other Comprehensive Loss, Net of Tax:
Equity in Other Comprehensive Loss of
Equity Method Investee	(36,236)	(2,935)	(61,908)	(8,297)
Comprehensive (Loss) Income	$ (17,269)	$ 11,488	$ (11,126)	$ 34,958
	=========	=========	=========	=========

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

We are a publicly traded Delaware limited liability company, formed on February 14, 2001, that has elected to be treated as a corporation for federal income tax purposes. Our voting shares are owned by Kinder Morgan G.P., Inc., the general partner of Kinder Morgan Energy Partners, L.P. and an indirect wholly owned subsidiary of Kinder Morgan, Inc.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations are based on our interim consolidated financial statements, prepared in accordance with accounting principles generally accepted in the United States of America as applicable to interim financial statements to be filed with the Securities and Exchange Commission and contained within this report. Certain amounts included in or affecting our financial statements and related disclosure must be estimated, requiring us to make certain assumptions with respect to values or conditions that cannot be known with certainty at the time the financial statements are prepared. We evaluate these estimates on an ongoing basis, utilizing methods we consider reasonable in the particular circumstances. Nevertheless, actual results may differ significantly from our estimates. There have not been any significant changes in these policies and estimates during the first nine months of 2004.

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

Results of Operations

Our results of operations consist of the offsetting expenses and receipts associated with our managing and controlling the business and affairs of Kinder Morgan Energy Partners, L.P. and our equity in the earnings of Kinder Morgan Energy Partners, L.P. attributable to the i-units we own. At September 30, 2004, through our ownership of i-units, we owned approximately 26.3% of all of Kinder Morgan Energy Partners, L.P.'s outstanding limited partner interests. We use the equity method of accounting for our investment in Kinder Morgan Energy Partners, L.P. and, therefore, we record earnings equal to our share of Kinder Morgan Energy Partners, L.P.'s limited partners' net income. Our percentage ownership in Kinder Morgan Energy Partners, L.P. changes over time upon the distribution of additional i-units to us or upon issuances of additional common units or other equity securities by Kinder Morgan Energy Partners, L.P.

For the three months ended September 30, 2004 and 2003, Kinder Morgan Energy Partners, L.P. reported limited partners' interest in net income of $117.0 million and $91.4 million, respectively. For the nine months ended September 30, 2004 and 2003, Kinder Morgan Energy Partners, L.P. reported limited partners' net income of $316.5 million and $273.9 million, respectively. The reported segment earnings contribution by business segment for Kinder Morgan Energy Partners, L.P. is set forth below. This information should be read in conjunction with Kinder Morgan Energy Partners, L.P.'s Annual Report on Form 10-K for the year ended December 31, 2003 and with its Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

Kinder Morgan Energy Partners, L.P.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(In thousands)
Segment Earnings Contribution:
Product Pipelines	$ 101,583	$ 90,298	$ 298,691	$ 274,582
Natural Gas Pipelines	91,950	79,352	264,587	233,418
CO2 Pipelines	55,148	37,318	151,717	99,406
Terminals	56,561	51,331	164,710	152,749
General and Administrative Expenses	(37,816)	(36,818)	(125,527)	(108,544)
Net Debt Costs (Includes Interest Income)	(47,295)	(44,714)	(141,108)	(134,535)
Minority Interest	(2,789)	(2,591)	(7,332)	(6,930)
Loss on Early Extinguishment of Debt	-	-	(1,424)	-
Cumulative Effect of Change in Accounting Principle	-	-	-	3,465
Net Income	$ 217,342	$ 174,176	$ 604,314	$ 513,611
	=========	=========	=========	=========

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

Income Taxes

We are a limited liability company that has elected to be treated as a corporation for federal income tax purposes. Deferred income tax assets and liabilities are recognized for temporary differences between the basis of our assets and liabilities for financial reporting and tax purposes. Changes in tax legislation are included in the relevant computations in the period in which such changes are effective. Currently, our only such temporary difference results from recognition of the increased investment associated with recording our equity in the earnings of Kinder Morgan Energy Partners, L.P. The effective tax rate used in computing our income tax provision is 38 percent for the three and nine months ended September 30, 2004 and 2003, composed, in each period, of the 35 percent federal statutory rate and a provision for state income taxes.

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

On August 13, 2004, we paid a share distribution of 0.018039 shares per outstanding share (920,140 total shares) to shareholders of record as of July 30, 2004, based on the $0.71 per common unit distribution declared by Kinder Morgan Energy Partners, L.P. for the second quarter of 2004. On November 12, 2004, we will pay a share distribution of 0.017892 shares per outstanding share (929,105 total shares) to shareholders of record as of October 29, 2004, based on the $0.73 per common unit distribution declared by Kinder Morgan Energy Partners, L.P. for the third quarter of 2004.

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

Incentive distributions are generally defined as all cash distributions paid to the general partner that are in excess of 2% of the aggregate value of cash and i-units being distributed. The general partner's incentive distribution for the distribution that Kinder Morgan Energy Partners, L.P. declared for the third quarter of 2004 was $99.1 million. The general partner's incentive distribution for the distribution that Kinder Morgan Energy Partners, L.P. declared for the third quarter of 2003 was $81.8 million. The general partner's incentive distribution that Kinder Morgan Energy Partners, L.P. paid during the third quarter of 2004 to the general partner (for the second quarter of 2004) was $94.9 million. The general partner's incentive distribution that Kinder Morgan Energy Partners, L.P. paid during the third quarter of 2003 to the general partner (for the second quarter of 2003) was $79.6 million. All partnership distributions Kinder Morgan Energy Partners, L.P. declares for the fourth quarter of each year are declared and paid in the first quarter of the following year.

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

•	interruptions of electric power supply to Kinder Morgan Energy Partners, L.P.'s facilities due to natural disasters, power shortages, strikes, riots, terrorism, war or other causes;

•	acts of nature, sabotage, terrorism or other similar acts causing damage greater than Kinder Morgan Energy Partners, L.P.'s insurance coverage limits;

•	capital market conditions;

•	the political and economic stability of the oil producing nations of the world;

•	national, international, regional and local economic, competitive and regulatory conditions and developments;

•	the ability of Kinder Morgan Energy Partners, L.P. to achieve cost savings and revenue growth;

•	inflation;

•	interest rates;

•	the pace of deregulation of retail natural gas and electricity;

•	foreign exchange fluctuations;

•	the timing and extent of changes in commodity prices for oil, natural gas, electricity and certain agricultural products;

•	the timing and success of Kinder Morgan Energy Partners, L.P.'s business development efforts; and

•

unfavorable results of litigation involving Kinder Morgan Energy Partners, L.P. and the fruition of contingencies referred to in Kinder Morgan Energy Partners, L.P.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

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

Item 4.  Controls and Procedures.

As of September 30, 2004, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective in all material respects to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required. There has been no change in our internal control over financial reporting during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

There are currently no legal proceedings involving us in progress or pending.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended September 30, 2004, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended, or repurchase any equity securities.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

As previously disclosed, on July 21, 2004, Michael C. Morgan resigned as our President, and as the President of Kinder Morgan, Inc. and Kinder Morgan G.P., Inc., the general partner of Kinder Morgan Energy Partners, L.P. Mr. Morgan continues to serve on the Board of Directors of Kinder Morgan, Inc. In connection with his resignation, Mr. Morgan and we, Kinder Morgan, Inc., Kinder Morgan Energy Partners, L.P. and KMGP Services, Inc. executed a Resignation and Non-Compete Agreement pursuant to which Mr. Morgan resigned as our President, agreed not to compete with us or our affiliates through July 21, 2008 and forfeited 76,667 shares of Kinder Morgan, Inc.'s restricted stock granted in July 2003 that would have vested in July 2006 and July 2008.

On August 26, 2004, we announced that C. Park Shaper has been elected Executive Vice President of Kinder Morgan, Inc., Kinder Morgan Management, LLC and Kinder Morgan G.P., Inc. Mr. Shaper also retains his titles as Director and Chief Financial Officer of Kinder Morgan Management, LLC and Kinder Morgan G.P., Inc. and Chief Financial Officer of Kinder Morgan, Inc.

Item 6.  Exhibits.
10.1*

Resignation and Non-Compete Agreement, dated as of July 21, 2004, between KMGP Services, Inc. and Michael C. Morgan (Exhibit 10.4 to Kinder Morgan Management, LLC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

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

___________
* Asterisk indicates exhibits incorporated by reference as indicated; all other exhibits are filed herewith, except as noted otherwise.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINDER MORGAN MANAGEMENT, LLC (Registrant)
November 2, 2004	/s/ C. Park Shaper
C. Park Shaper Executive Vice President and Chief Financial Officer