Form 10-Q
period 2005-03-31
KINDER MORGAN MANAGEMENT LLC
filed 2005-05-06
CIK 1135017

Table of Contents

KMR Form 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

(713) 369-9000
(Registrant’s telephone number, including area code)

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

Yes ☒  No ☐

The number of shares outstanding for each of the registrant’s classes of common equity, as of April 29, 2005 was two voting shares and 55,113,575 listed shares.

KMR Form 10-Q

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY

FORM 10-Q

QUARTER ENDED MARCH 31, 2005

KMR Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

CONSOLIDATED BALANCE SHEETS (Unaudited)

Kinder Morgan Management, LLC and Subsidiary

	March 31, 2005	December 31, 2004
	(In thousands except shares)
ASSETS

Current Assets:
Accounts Receivable, Related Party	$ 14,427	$ 24,857
Prepayments and Other	1,453	884
	15,880	25,741

Investment in Kinder Morgan Energy Partners, L.P.	1,514,845	1,613,607

Total Assets	$1,530,725	$1,639,348

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable	$ 3,919	$ 1,252
Accrued Expenses and Other	11,885	24,413
	15,804	25,665

Deferred Income Taxes	46,804	82,601

Shareholders’ Equity:
Voting Shares - Unlimited Authorized; 2 Voting Shares Issued and Outstanding	100	100
Listed Shares - Unlimited Authorized; 55,113,575 and 54,157,639 Listed
Shares Issued and Outstanding, Respectively	1,818,225	1,778,090
Retained Deficit	(193,540)	(172,127)
Accumulated Other Comprehensive Loss	(156,668)	(74,981)
Total Shareholders’ Equity	1,468,117	1,531,082

Total Liabilities and Shareholders’ Equity	$1,530,725	$1,639,348

The accompanying notes are an integral part of these statements.

KMR Form 10-Q

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

Kinder Morgan Management, LLC and Subsidiary

	Three Months Ended March 31,
	2005	2004
	(In thousands except per share amounts)
Equity in Earnings of Kinder Morgan Energy Partners, L.P.	$ 29,422	$ 25,653
Provision for Income Taxes	10,686	9,748

Net Income	$ 18,736	$ 15,905

Earnings Per Share, Basic and Diluted	$ 0.34	$ 0.32

Number of Shares Used in Computing Basic and Diluted Earnings per Share	54,646	49,435

The accompanying notes are an integral part of these statements.

KMR Form 10-Q

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Kinder Morgan Management, LLC and Subsidiary

Increase (Decrease) in Cash and Cash Equivalents

	Three Months Ended March 31,
	2005	2004
	(In thousands)
Cash Flows From Operating Activities:
Net Income	$ 18,736	$ 15,905
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Deferred Income Taxes	10,686	9,748
Equity in Earnings of Kinder Morgan Energy Partners, L.P.	(29,422)	(25,653)
Decrease in Accounts Receivable	10,430	2,018
(Increase) Decrease in Other Assets	(569)	814
Increase (Decrease) in Accounts Payable	2,667	(142)
Decrease in Other Current Liabilities	(12,528)	(2,690)
Net Cash Flows Provided by Operating Activities	-	-

Cash Flows From Investing Activities:
Purchase of i-units of Kinder Morgan Energy Partners, L.P.	-	(14,925
Net Cash Flows Used In Investing Activities	-	(14,925)

Cash Flows From Financing Activities:
Shares Issued	-	15,000
Share Issuance Costs	-	(75)
Net Cash Flows Provided by Financing Activities	-	14,925

Net Increase in Cash and Cash Equivalents	-	-
Cash and Cash Equivalents at Beginning of Period	-	-
Cash and Cash Equivalents at End of Period	$ -	$ -

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

KMR Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.   General

Kinder Morgan Management, LLC is a publicly traded Delaware limited liability company that was formed on February 14, 2001. Kinder Morgan G.P., Inc., an indirect wholly owned subsidiary of Kinder Morgan, Inc., and the general partner of Kinder Morgan Energy Partners, L.P., owns all of our voting shares. Kinder Morgan G.P., Inc., pursuant to a delegation of control agreement among us, Kinder Morgan G.P., Inc. and Kinder Morgan Energy Partners, L.P., has delegated to us, to the fullest extent permitted under Delaware law and Kinder Morgan Energy Partners, L.P.’s limited partnership agreement, all of its rights and powers to manage and control the business and affairs of Kinder Morgan Energy Partners, L.P., subject to the general partner’s right to approve specified actions. We are a limited partner in Kinder Morgan Energy Partners, L.P. through our ownership of its i-units, and manage and control its business and affairs pursuant to the delegation of control agreement. Our success is dependent upon our operation and management of Kinder Morgan Energy Partners, L.P. and its resulting performance, see Note 6.

We have prepared the accompanying unaudited interim consolidated financial statements under the rules and regulations of the Securities and Exchange Commission. Under such rules and regulations, we have condensed or omitted certain information and notes normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America. We believe, however, that our disclosures are adequate to make the information presented not misleading. The consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of our financial results for the interim periods presented. You should read these interim consolidated financial statements in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2004 (“2004 Form 10-K”) and Kinder Morgan Energy Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2004 and Quarterly Report on Form 10-Q for the three months ended March 31, 2005. Unless the context requires otherwise, references to “we,” “us,” “our,” or the “Company” are intended to mean Kinder Morgan Management, LLC and its consolidated subsidiary, Kinder Morgan Services LLC.

2.   Earnings Per Share

Both basic and diluted earnings per share are computed based on the weighted-average number of shares outstanding during each period. There are no securities outstanding that may be converted into or exercised for shares.

3.   Capitalization

In February 2004, Kinder Morgan Energy Partners, L.P. issued 5.3 million common units in a public offering at a price of $46.80 per common unit, receiving total net proceeds (after underwriting discount) of $237.8 million. We did not acquire any of these common units. On March 25, 2004, we closed the issuance and sale of 360,664 listed shares in a limited registered offering. None of the shares from our offering were purchased by Kinder Morgan, Inc. We used the net proceeds of approximately $14.9 million from the offering to buy additional i-units from Kinder Morgan Energy Partners, L.P. These issuances, collectively, changed our percentage ownership of Kinder Morgan Energy Partners, L.P. and had the associated effects of increasing our (i) investment in the net assets of Kinder Morgan Energy

KMR Form 10-Q

Partners, L.P. by $10.8 million, (ii) associated accumulated deferred income taxes by $4.1 million and (iii) paid-in capital by $6.7 million.

4.   Share Distributions

On February 14, 2005, we paid a share distribution of 0.017651 shares per outstanding share (955,936 total shares) to shareholders of record as of January 31, 2005, based on the $0.74 per common unit distribution declared by Kinder Morgan Energy Partners, L.P. On May 13, 2005, we will pay a share distribution of 0.017482 shares per outstanding share (963,496 total shares) to shareholders of record as of April 29, 2005, based on the $0.76 per common unit distribution declared by Kinder Morgan Energy Partners, L.P. These distributions are paid in the form of additional shares or fractions thereof calculated by dividing the Kinder Morgan Energy Partners, L.P.’s cash distribution per common unit by the average market price of a share determined for a ten-trading day period ending on the trading day immediately prior to the ex-dividend date for our shares.

5.   Business Activities and Related Party Transactions

We do not receive a fee for our services under the delegation of control agreement, nor do we receive any margin or profit when we are reimbursed for expenses incurred. We incurred, on behalf of Kinder Morgan Energy Partners, L.P., approximately $29.6 million and $36.0 million of expenses during the three months ended March 31, 2005 and 2004, respectively. The expense reimbursements by Kinder Morgan Energy Partners, L.P. to us are accounted for as a reduction to the expense incurred by us. At March 31, 2005, $14.4 million, primarily a receivable from Kinder Morgan Energy Partners, L.P., is recorded in the caption “Accounts Receivable, Related Party” in the accompanying interim Consolidated Balance Sheet.

6.   Summarized Income Statement Information for Kinder Morgan Energy Partners, L.P.

At March 31, 2005, through our ownership of Kinder Morgan Energy Partners, L.P. i-units, we owned approximately 26.5% of all of Kinder Morgan Energy Partners, L.P.’s outstanding limited partner interests. We use the equity method of accounting for this investment and, therefore, record earnings equal to our share of Kinder Morgan Energy Partners, L.P.’s limited partners’ net income. Our percentage ownership changes over time upon distribution of additional i-units to us and/or upon issuance of additional common units or other equity securities by Kinder Morgan Energy Partners, L.P. Following is summarized income statement information for Kinder Morgan Energy Partners, L.P. Additional information on Kinder Morgan Energy Partners, L.P.’s results of operations and financial position are contained in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

	Three Months Ended March 31,
	2005	2004
	(In thousands)
Operating Revenues	$ 1,971,932	$ 1,822,256
Operating Expenses	1,702,955	1,597,114

Operating Income	$ 268,977	$ 225,142

Net Income	$ 223,621	$ 191,754

KMR Form 10-Q

7.    Comprehensive Income

Our comprehensive income, which differs from our net income solely due to our equity in the other comprehensive income of Kinder Morgan Energy Partners, L.P., for the three months ended March 31, 2005 and 2004 is as follows:

	Three Months Ended March 31,
	2005	2004
	(In Thousands)
Net Income:	$ 18,736	$ 15,905
Other Comprehensive Loss, Net of Tax:
Equity in Other Comprehensive Loss of
Equity Method Investees	(81,687)	(12,059)
Comprehensive (Loss) Income	$ (62,951)	$ 3,846

8.  Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R (revised 2004), Share-Based Payment. This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, and requires companies to expense the value of employee stock options and similar awards.  Significant provisions of SFAS No. 123R include the following:

•

share-based payment awards result in a cost that will be measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest. Compensation cost for awards that vest would not be reversed if the awards expire without being exercised;

•

when measuring fair value, companies can choose an option-pricing model that appropriately reflects their specific circumstances and the economics of their transactions;

•

companies will recognize compensation cost for share-based payment awards as they vest, including the related tax effects. Upon settlement of share-based payment awards, the tax effects will be recognized in the income statement or additional paid-in capital; and

•

public companies are allowed to select from three alternative transition methods – each having different reporting implications.

In April 2005, the FASB decided to delay the effective date for public companies to implement SFAS No. 123R (revised 2004). The new Statement is now effective for public companies starting with the first interim or annual period of the company’s first fiscal year beginning on or after June 15, 2005 (January 1, 2006, for us). We currently have no share-based compensation plans.

9.  Subsequent Event

Management Changes

On May 4, 2005, we announced that C. Park Shaper, formerly our Executive Vice President and Chief Financial Officer, had been promoted and named our President, remaining a member of the Office of the Chairman, and that Steve Kean, formerly our President – Texas Intrastate Pipelines, had been promoted and named our Executive Vice President – Operations, becoming a member of the Office of the

KMR Form 10-Q

Chairman. In addition, we announced that Kim Allen had been promoted and named our Chief Financial Officer, retaining her role in charge of investor relations, and that David Kinder, our Vice President – Corporate Development, would also assume the role of Treasurer, formerly held by Ms. Allen. We also announced that (i) Deb Macdonald, our President – Natural Gas Pipelines, would resign from that position effective October 2005; (ii) Scott Parker, President of Kinder Morgan, Inc.’s Natural Gas Pipeline Company of America (“NGPL”), would be promoted effective October 2005 to our President – Natural Gas Pipelines; (iii) David Devine would become President of NGPL effective October 2005; and (iv) Tom Martin had been promoted to President – Texas Intrastate Pipelines.

KMR Form 10-Q

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

We are a publicly traded Delaware limited liability company, formed on February 14, 2001, that has elected to be treated as a corporation for federal income tax purposes. Our voting shares are owned by Kinder Morgan G.P., Inc., an indirect wholly owned subsidiary of Kinder Morgan, Inc. that is the general partner of Kinder Morgan Energy Partners, L.P.

Business

Kinder Morgan G.P., Inc. has delegated to us, to the fullest extent permitted under Delaware law and Kinder Morgan Energy Partners, L.P.’s limited partnership agreement, all of its rights and powers to manage and control the business and affairs of Kinder Morgan Energy Partners, L.P., subject to the general partner’s right to approve specified actions.

Financial Condition

As indicated by the accompanying interim Consolidated Balance Sheets, there has been no material change in our financial condition during the current quarter.

Results of Operations

Our results of operations consist of the offsetting expenses and receipts associated with our managing and controlling the business and affairs of Kinder Morgan Energy Partners, L.P. and our equity in the earnings of Kinder Morgan Energy Partners, L.P. attributable to the i-units we own. At March 31, 2005, through our ownership of i-units, we owned approximately 26.5% of all of Kinder Morgan Energy Partners, L.P.’s outstanding limited partner interests. We use the equity method of accounting for our investment in Kinder Morgan Energy Partners, L.P. and, therefore, we record earnings equal to our share of Kinder Morgan Energy Partners, L.P.’s limited partners’ net income. Our percentage ownership in Kinder Morgan Energy Partners, L.P. changes over time upon the distribution of additional i-units to us or upon issuances of additional common units or other equity securities by Kinder Morgan Energy Partners, L.P.

For the three months ended March 31, 2005 and 2004, Kinder Morgan Energy Partners, L.P. reported limited partners’ interest in net income of $111.9 million and $100.1 million, respectively. The reported segment earnings contribution by business segment for Kinder Morgan Energy Partners, L.P. is set forth below. This information should be read in conjunction with Kinder Morgan Energy Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2004 and with its Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

KMR Form 10-Q

Kinder Morgan Energy Partners, L.P.

	Three Months Ended March 31,
	2005	2004
	(In thousands)
Segment Earnings Contribution:
Product Pipelines	$ 105,364	$ 96,017
Natural Gas Pipelines	108,860	90,194
CO2 Pipelines	83,652	50,211
Terminals	62,032	52,888
Total Segment Earnings	359,908	289,310
Interest and Corporate Administrative Expenses[1]	(136,287)	(97,556)
Net Income	$ 223,621	$ 191,754

1

Includes interest and debt expense, general and administrative expenses, minority interest expense and other insignificant items.

Our earnings, as reported in the accompanying interim Consolidated Statements of Income, represent equity in earnings of Kinder Morgan Energy Partners, L.P. attributable to the i-units we own, reduced by a deferred income tax provision. The deferred income tax provision is calculated based on the book/tax basis difference created by our recognition, under accounting principles generally accepted in the United States of America, of our share of the earnings of Kinder Morgan Energy Partners, L.P. Our earnings per share (both basic and diluted) is our net income divided by our weighted-average number of outstanding shares during each period presented. There are no securities outstanding that may be converted into or exercised for our shares.

Income Taxes

We are a limited liability company that has elected to be treated as a corporation for federal income tax purposes. Deferred income tax assets and liabilities are recognized for temporary differences between the basis of our assets and liabilities for financial reporting and tax purposes. Changes in tax legislation are included in the relevant computations in the period in which such changes are effective. Currently, our only such temporary difference results from recognition of the increased investment associated with recording our equity in the earnings of Kinder Morgan Energy Partners, L.P. The effective tax rate used in computing our income tax provision was 36.3 percent and 38.0 percent for the three months ended March 31, 2005 and 2004, respectively. The change in tax rate is due to a reduction in the state effective tax rate.

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

Liquidity and Capital Resources

Our authorized capital structure consists of two classes of interests: (1) our listed shares and (2) our voting shares, collectively referred to in this document as our “shares.” Additional classes of interests may be approved by our board and holders of a majority of our shares, excluding shares held by Kinder Morgan, Inc. and its affiliates. The number of our shares outstanding will at all times equal the number

KMR Form 10-Q

of i-units of Kinder Morgan Energy Partners, L.P., all of which we own. Under the terms of our limited liability company agreement, except in connection with our liquidation, we do not pay distributions on our shares in cash but we make distributions on our shares in additional shares or fractions of shares. At the same time Kinder Morgan Energy Partners, L.P. makes a distribution on its common units and i-units, we distribute on each of our shares that fraction of a share determined by dividing the amount of the cash distribution to be made by Kinder Morgan Energy Partners, L.P. on each common unit by the average market price of a share determined for a ten-trading day period ending on the trading day immediately prior to the ex-dividend date for our shares.

On March 25, 2004, we closed the issuance and sale of 360,664 listed shares in a limited registered offering. None of the shares from our offering were purchased by Kinder Morgan, Inc. We used the net proceeds of approximately $14.9 million from the offering to buy additional i-units from Kinder Morgan Energy Partners, L.P.

On February 14, 2005, we paid a share distribution of 0.017651 shares per outstanding share (955,936 total shares) to shareholders of record as of January 31, 2005, based on the $0.74 per common unit distribution declared by Kinder Morgan Energy Partners, L.P. On May 13, 2005, we will pay a share distribution of 0.017482 shares per outstanding share (963,496 total shares) to shareholders of record as of April 29, 2005, based on the $0.76 per common unit distribution declared by Kinder Morgan Energy Partners, L.P.

Kinder Morgan Energy Partners, L.P.’s partnership agreement requires that it distribute 100% of available cash, as defined in the partnership agreement, to its partners within 45 days following the end of each calendar quarter in accordance with their respective percentage interests. Available cash consists generally of all of Kinder Morgan Energy Partners, L.P.’s cash receipts, including cash received by its operating partnerships, less cash disbursements and net additions to reserves (including any reserves required under debt instruments for future principal and interest payments) and amounts payable to the former general partner of SFPP, L.P. in respect of its remaining 0.5% interest in SFPP.

Kinder Morgan Energy Partners, L.P.’s general partner is granted discretion by the partnership agreement, which discretion has been delegated to us, subject to the approval of the general partner in certain cases, to establish, maintain and adjust reserves for future operating expenses, debt service, maintenance capital expenditures, rate refunds and distributions for up to the next four quarters. These reserves are not restricted by magnitude, but only by type of future cash requirements with which they can be associated. When we determine Kinder Morgan Energy Partners, L.P.’s quarterly distributions, we consider current and expected reserve needs along with current and expected cash flows to identify the appropriate sustainable distribution level.

Typically, the general partner and owners of Kinder Morgan Energy Partners, L.P.’s common units and Class B units receive distributions in cash, while we, the sole owner of Kinder Morgan Energy Partners, L.P.’s i-units, receive distributions in additional i-units. For each outstanding i-unit, a fraction of an
i-unit will be issued. The fraction is calculated by dividing the amount of cash being distributed per Kinder Morgan Energy Partners, L.P. common unit by the average closing price of our shares over the ten consecutive trading days preceding the date on which the shares begin to trade ex-dividend under the rules of the New York Stock Exchange. The cash equivalent of distributions of i-units will be treated as if it had actually been distributed for purposes of determining the distributions to the general partner, although Kinder Morgan Energy Partners, L.P. does not distribute cash to i-unit owners but retains the cash for use in its business.

KMR Form 10-Q

Available cash is initially distributed 98% to the limited partners and 2% to the general partner. These distribution percentages are modified to provide for incentive distributions to be paid to the general partner in the event that quarterly distributions to unitholders exceed certain specified targets.

Kinder Morgan Energy Partners, L.P.’s available cash for each quarter is distributed:

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

Incentive distributions are generally defined as all cash distributions paid to the general partner that are in excess of 2% of the aggregate value of cash and i-units being distributed. The general partner’s incentive distribution for the distribution that Kinder Morgan Energy Partners, L.P. declared for the first quarter of 2005 was $111.1 million. The general partner’s incentive distribution for the distribution that Kinder Morgan Energy Partners, L.P. declared for the first quarter of 2004 was $90.7 million. The general partner’s incentive distribution that Kinder Morgan Energy Partners, L.P. paid during the first quarter of 2005 to the general partner (for the fourth quarter of 2004) was $106.0 million. The general partner’s incentive distribution that Kinder Morgan Energy Partners, L.P. paid during the first quarter of 2004 to the general partner (for the fourth quarter of 2003) was $85.8 million. All partnership distributions Kinder Morgan Energy Partners, L.P. declares for the fourth quarter of each year are declared and paid in the first quarter of the following year.

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

Information Regarding Forward-looking Statements

This filing includes forward-looking statements. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. They use words such as “anticipate,” “believe,” “intend,” “plan,” “projection,” “forecast,” “strategy,” “position,” “continue,” “estimate,” “expect,” “may,” or the negative of those terms or other variations of them or comparable terminology.

KMR Form 10-Q

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

•

changes in Kinder Morgan Energy Partners, L.P.’s tariff rates implemented by the Federal Energy Regulatory Commission or the California Public Utilities Commission;

•

Kinder Morgan Energy Partners, L.P.’s ability to acquire new businesses and assets and integrate those operations into its existing operations, as well as its ability to make expansions to its facilities;

•

difficulties or delays experienced by railroads, barges, trucks, ships or pipelines in delivering products to or from Kinder Morgan Energy Partners, L.P.’s terminals or pipelines;

•

Kinder Morgan Energy Partners, L.P.’s ability to successfully identify and close acquisitions and make cost-saving changes in operations;

•

shut-downs or cutbacks at major refineries, petrochemical or chemical plants, ports, utilities, military bases or other businesses that use Kinder Morgan Energy Partners, L.P.’s services or provide services or products to Kinder Morgan Energy Partners, L.P.;

•

changes in laws or regulations, third-party relations and approvals, decisions of courts, regulators and governmental bodies that may adversely affect Kinder Morgan Energy Partners, L.P.’s business or its ability to compete;

•

our ability to offer and sell equity securities and Kinder Morgan Energy Partners, L.P.’s ability to offer and sell equity securities and debt securities or obtain debt financing in sufficient amounts to implement that portion of Kinder Morgan Energy Partners, L.P.’s business plan that contemplates growth through acquisitions of operating businesses and assets and expansions of its facilities;

•

Kinder Morgan Energy Partners, L.P.’s indebtedness could make it vulnerable to general adverse economic and industry conditions, limit its ability to borrow additional funds and/or place it at competitive disadvantages compared to its competitors that have less debt or have other adverse consequences;

•

interruptions of electric power supply to Kinder Morgan Energy Partners, L.P.’s facilities due to natural disasters, power shortages, strikes, riots, terrorism, war or other causes;

KMR Form 10-Q

•

our and Kinder Morgan Energy Partners, L.P.’s ability to obtain insurance coverage without a significant level of self-retention of risk;

•

acts of nature, sabotage, terrorism or other similar acts causing damage greater than Kinder Morgan Energy Partners, L.P.’s insurance coverage limits;

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

•

the extent of Kinder Morgan Energy Partners, L.P.’s success in discovering, developing and producing oil and gas reserves, including the risks inherent in exploration and development drilling, well completion and other development activities;

•

engineering and mechanical or technological difficulties that Kinder Morgan Energy Partners, L.P. may experience with operational equipment, in well completions and workovers, and in drilling new wells;

•

the uncertainty inherent in estimating future oil and natural gas production or reserves that Kinder Morgan Energy Partners, L.P. may experience;

•

the timing and success of Kinder Morgan Energy Partners, L.P.’s business development efforts; and

•

unfavorable results of litigation involving Kinder Morgan Energy Partners, L.P. and the fruition of contingencies referred to in Kinder Morgan Energy Partners, L.P.’s Quarterly Report on Form 10-Q for the three months ended March 31, 2005.

You should not put undue reliance on any forward-looking statements. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors of our Business” included in our annual report filed on Form 10-K for the year ended December 31, 2004, for a more detailed description of these and other factors that may affect the forward-looking statements. When considering forward-looking statements, one should keep in mind the risk factors described in our

KMR Form 10-Q

2004 Form 10-K report. The risk factors could cause our actual results to differ materially from those contained in any forward-looking statement. We disclaim any obligation to update the above list or to announce publicly the result of any revisions to any of the forward-looking statements to reflect future events or developments.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The nature of our business and operations is such that no activities or transactions of the type requiring discussion under this item are conducted or entered into.

Item 4.  Controls and Procedures.

As of March 31, 2005, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective in all material respects to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required, and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure. There has been no change in our internal control over financial reporting during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

KMR Form 10-Q

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

There are currently no legal proceedings involving us in progress or pending.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended March 31, 2005, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

On May 4, 2005, we announced that C. Park Shaper, formerly our Executive Vice President and Chief Financial Officer, had been promoted and named our President, remaining a member of the Office of the Chairman, and that Steve Kean, formerly our President – Texas Intrastate Pipelines, had been promoted and named our Executive Vice President – Operations, becoming a member of the Office of the Chairman. In addition, we announced that Kim Allen had been promoted and named our Chief Financial Officer, retaining her role in charge of investor relations, and that David Kinder, our Vice President – Corporate Development, would also assume the role of Treasurer, formerly held by Ms. Allen. We also announced that (i) Deb Macdonald, our President – Natural Gas Pipelines, would resign from that position effective October 2005; (ii) Scott Parker, President of Kinder Morgan, Inc.’s Natural Gas Pipeline Company of America (“NGPL”), would be promoted effective October 2005 to our President – Natural Gas Pipelines; (iii) David Devine would become President of NGPL effective October 2005; and (iv) Tom Martin had been promoted to President – Texas Intrastate Pipelines.

Item 6.  Exhibits.

31.1 31.2 32.1 32.2

Section 13a – 14(a) / 15d – 14(a) Certification of Chief Executive Officer

Section 13a – 14(a) / 15d – 14(a) Certification of Chief Financial Officer

Section 1350 Certification of Chief Executive Officer

Section 1350 Certification of Chief Financial Officer

KMR Form 10-Q

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINDER MORGAN MANAGEMENT, LLC (Registrant)
May 6, 2005	/s/ Kimberly J. Allen
Kimberly J. Allen Vice President and Chief Financial Officer