Form 10-Q
period 2005-06-30
KINDER MORGAN MANAGEMENT LLC
filed 2005-08-01
CIK 1135017

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Yes ☒  No ☐

The number of shares outstanding for each of the registrant’s classes of common equity, as of July 22, 2005 was two voting shares and 56,077,070 listed shares.

KMR Form 10-Q

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY

FORM 10-Q

QUARTER ENDED JUNE 30, 2005

KMR Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

CONSOLIDATED BALANCE SHEETS (Unaudited)

Kinder Morgan Management, LLC and Subsidiary

	June 30, 2005	December 31, 2004
	(In thousands except shares)
ASSETS

Current Assets:
Accounts Receivable, Related Party	$ 14,250	$ 24,857
Prepayments and Other	1,529	884
	15,779	25,741

Investment in Kinder Morgan Energy Partners, L.P.	1,511,379	1,613,607

Total Assets	$1,527,158	$1,639,348

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable	$ 1,324	$ 1,252
Accrued Expenses and Other	14,390	24,413
	15,714	25,665

Deferred Income Taxes	45,466	82,601

Shareholders’ Equity:
Voting Shares - Unlimited Authorized; 2 Voting Shares Issued and Outstanding	100	100
Listed Shares - Unlimited Authorized; 56,077,070 and 54,157,639 Listed
Shares Issued and Outstanding, Respectively	1,861,969	1,778,090
Retained Deficit	(218,196)	(172,127)
Accumulated Other Comprehensive Loss	(177,895)	(74,981)
Total Shareholders’ Equity	1,465,978	1,531,082

Total Liabilities and Shareholders’ Equity	$1,527,158	$1,639,348

The accompanying notes are an integral part of these statements.

KMR Form 10-Q

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

Kinder Morgan Management, LLC and Subsidiary

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands except per share amounts)
Equity in Earnings of Kinder Morgan Energy Partners, L.P.	$ 27,825	$ 25,662	$ 57,247	$ 51,315
Provision for Income Taxes	10,106	9,752	20,792	19,500

Net Income	$ 17,719	$ 15,910	$ 36,455	$ 31,815

Earnings Per Share, Basic and Diluted	$ 0.32	$ 0.31	$ 0.66	$ 0.64

Number of Shares Used in Computing
Basic and Diluted Earnings Per Share	55,632	50,596	55,142	50,015

The accompanying notes are an integral part of these statements.

KMR Form 10-Q

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Kinder Morgan Management, LLC and Subsidiary

Increase (Decrease) in Cash and Cash Equivalents

	Six Months Ended June 30,
	2005	2004
	(In thousands)
Cash Flows From Operating Activities:
Net Income	$ 36,455	$ 31,815
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Deferred Income Taxes	20,792	19,500
Equity in Earnings of Kinder Morgan Energy Partners, L.P.	(57,247)	(51,315)
Decrease (Increase) in Accounts Receivable	10,596	(839)
(Increase) Decrease in Other Assets	(645)	1,058
Increase (Decrease) in Accounts Payable	72	(2,107)
(Decrease) Increase in Other Current Liabilities	(10,023)	1,888
Net Cash Flows Provided by Operating Activities	-	-

Cash Flows From Investing Activities:
Purchase of i-units of Kinder Morgan Energy Partners, L.P.	-	(14,925)
Net Cash Flows Used In Investing Activities	-	(14,925)

Cash Flows From Financing Activities:
Shares Issued	-	15,000
Share Issuance Costs	-	(75)
Net Cash Flows Provided by Financing Activities	-	14,925

Net Increase in Cash and Cash Equivalents	-	-
Cash and Cash Equivalents at Beginning of Period	-	-
Cash and Cash Equivalents at End of Period	$ -	$ -

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

We have prepared the accompanying unaudited interim consolidated financial statements under the rules and regulations of the Securities and Exchange Commission. Under such rules and regulations, we have condensed or omitted certain information and notes normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America. We believe, however, that our disclosures are adequate to make the information presented not misleading. The consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of our financial results for the interim periods presented. You should read these interim consolidated financial statements in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2004 (“2004 Form 10-K”) and Kinder Morgan Energy Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2004 and Quarterly Report on Form 10-Q for the three months ended June 30, 2005. Unless the context requires otherwise, references to “we,” “us,” “our,” or the “Company” are intended to mean Kinder Morgan Management, LLC and its consolidated subsidiary, Kinder Morgan Services LLC.

2.   Earnings Per Share

Both basic and diluted earnings per share are computed based on the weighted-average number of shares outstanding during each period. There are no securities outstanding that may be converted into or exercised for shares.

3.   Capitalization

In April 2005, Kinder Morgan Energy Partners, L.P. issued 957,656 common units as partial consideration for the acquisition of seven bulk terminal operations. This transaction changed our percentage ownership of Kinder Morgan Energy Partners, L.P. and had the associated effects of increasing our (i) investment in the net assets of Kinder Morgan Energy Partners, L.P. by $2.2 million, (ii) associated accumulated deferred income taxes by $0.8 million and (iii) paid-in capital by $1.4 million.

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

KMR Form 10-Q

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

4.   Share Distributions

On May 13, 2005, we paid a share distribution of 0.017482 shares per outstanding share (963,495 total shares) to shareholders of record as of April 29, 2005, based on the $0.76 per common unit distribution declared by Kinder Morgan Energy Partners, L.P. On August 12, 2005, we will pay a share distribution of .016210 shares per outstanding share (909,009 total shares) to shareholders of record as of July 29, 2005, based on the $0.78 per common unit distribution declared by Kinder Morgan Energy Partners, L.P. These distributions are paid in the form of additional shares or fractions thereof calculated by dividing Kinder Morgan Energy Partners, L.P.’s cash distribution per common unit by the average market price of a share determined for a ten-trading day period ending on the trading day immediately prior to the ex-dividend date for our shares. We have paid share distributions totaling 1,919,431 shares in the six months ended June 30, 2005.

5.   Business Activities and Related Party Transactions

We do not receive a fee for our services under the delegation of control agreement, nor do we receive any margin or profit when we are reimbursed for expenses incurred. We incurred, on behalf of Kinder Morgan Energy Partners, L.P., approximately $47.0 million and $40.0 million of expenses during the three months ended June 30, 2005 and 2004, respectively, and $89.6 million and $86.8 million of expenses during the six months ended June 30, 2005 and 2004, respectively. The expense reimbursements by Kinder Morgan Energy Partners, L.P. to us are accounted for as a reduction to the expense incurred by us. At June 30, 2005, $14.3 million, primarily a receivable from Kinder Morgan Energy Partners, L.P., is recorded in the caption “Accounts Receivable, Related Party” in the accompanying interim Consolidated Balance Sheet.

6.   Summarized Income Statement Information for Kinder Morgan Energy Partners, L.P.

At June 30, 2005, through our ownership of Kinder Morgan Energy Partners, L.P. i-units, we owned approximately 26.7% of all of Kinder Morgan Energy Partners, L.P.’s outstanding limited partner interests. We use the equity method of accounting for this investment and, therefore, record earnings equal to our share of Kinder Morgan Energy Partners, L.P.’s limited partners’ net income. Our percentage ownership changes over time upon distribution of additional i-units to us and/or upon issuance of additional common units or other equity securities by Kinder Morgan Energy Partners, L.P. Following is summarized income statement information for Kinder Morgan Energy Partners, L.P. Additional information on Kinder Morgan Energy Partners, L.P.’s results of operations and financial position is contained in its Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

KMR Form 10-Q

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands)
Operating Revenues	$ 2,126,355	$ 1,957,182	$ 4,098,287	$ 3,779,438
Operating Expenses	1,851,226	1,725,818	3,554,181	3,322,932

Operating Income	$ 275,129	$ 231,364	$ 544,106	$ 456,506

Net Income	$ 221,826	$ 195,218	$ 445,447	$ 386,972

7.    Comprehensive (Loss) Income

Our comprehensive (loss) income, which differs from our net income solely due to our equity in the other comprehensive loss of Kinder Morgan Energy Partners, L.P., for the three months and six months ended June 30, 2005 and 2004 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In Thousands)
Net Income:	$ 17,719	$ 15,910	$ 36,455	$ 31,815
Other Comprehensive Loss, Net of Tax:
Equity in Other Comprehensive Loss of
Equity Method Investees	(21,227)	(13,613)	(102,914)	(25,672)
Comprehensive (Loss) Income	$ (3,508)	$ 2,297	$ (66,459)	$ 6,143

8.  Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R (revised 2004), Share-Based Payment. This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, and requires companies to expense the value of employee stock options and similar awards.  Significant provisions of SFAS No. 123R include the following:

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

In April 2005, the Securities and Exchange Commission extended the effective date for public companies to implement SFAS No. 123R (revised 2004). The new Statement is now effective for non-small business entities starting with the first interim or annual period of the company’s first fiscal year beginning on or after June 15, 2005 (January 1, 2006, for us). We currently have no share-based

KMR Form 10-Q

compensation plans.

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. This Statement replaces Accounting Principles Board Opinion (“APB”) No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle.

SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. In contrast, APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle.

The provisions of this Statement will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 (January 1, 2006 for us). Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005. The Statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this Statement.  Adoption of this Statement will not have any immediate effect on our consolidated financial statements, and we will apply this guidance prospectively.

In June 2005, the Emerging Issues Task Force reached a consensus on Issue No. 04-5, or EITF 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights. EITF 04-5 provides guidance for purposes of assessing whether certain limited partners rights might preclude a general partner from controlling a limited partnership.

For general partners of all new limited partnerships formed, and for existing limited partnerships for which the partnership agreements are modified, the guidance in EITF 04-5 is effective after June 29, 2005. For general partners in all other limited partnerships, the guidance is effective no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005 (January 1, 2006, for us). We are currently reviewing the effects of this Issue.

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

Financial Condition

As indicated by the accompanying interim Consolidated Balance Sheets, the principal changes in our financial position since December 31, 2004, are a $102.2 million decrease in our investment in Kinder Morgan Energy Partners, L.P. and a $65.1 million decrease in shareholders’ equity. These decreases reflect, principally, the net effect of our equity in the other comprehensive loss of Kinder Morgan Energy Partners, L.P. (see Note 7), partially offset by our earnings, which consist of our equity in the earnings of Kinder Morgan Energy Partners, L.P. attributable to the i-units we own, net of income taxes. Additional information regarding Kinder Morgan Energy Partners, L.P. is available in its Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and in its Annual Report on Form 10-K for the year ended December 31, 2004.

Results of Operations

Our results of operations consist of the offsetting expenses and receipts associated with our managing and controlling the business and affairs of Kinder Morgan Energy Partners, L.P. and our equity in the earnings of Kinder Morgan Energy Partners, L.P. attributable to the i-units we own. At June 30, 2005, through our ownership of i-units, we owned approximately 26.7% of Kinder Morgan Energy Partners, L.P.’s outstanding limited partner interests. We use the equity method of accounting for our investment in Kinder Morgan Energy Partners, L.P. and, therefore, we record earnings equal to our share of Kinder Morgan Energy Partners, L.P.’s limited partners’ net income. Our percentage ownership in Kinder Morgan Energy Partners, L.P. changes over time upon the distribution of additional i-units to us or upon issuances of additional common units or other equity securities by Kinder Morgan Energy Partners, L.P.

For the three months ended June 30, 2005 and 2004, Kinder Morgan Energy Partners, L.P. reported limited partners’ interest in net income of $104.6 million and $99.4 million, respectively. For the six months ended June 30, 2005 and 2004, Kinder Morgan Energy Partners, L.P. reported limited partners’ net income of $216.5 million and $199.4 million, respectively. The reported segment earnings contribution by business segment for Kinder Morgan Energy Partners, L.P. is set forth below. This information should be read in conjunction with Kinder Morgan Energy Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and with its Annual Report on Form 10-K for the year ended December 31, 2004 .

KMR Form 10-Q

Kinder Morgan Energy Partners, L.P.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands)
Segment Earnings Contribution:
Products Pipelines	$ 102,598	$ 101,091	$ 207,962	$ 197,108
Natural Gas Pipelines	99,159	82,443	208,019	172,637
CO2	75,812	46,358	159,464	96,569
Terminals	63,471	55,261	125,503	108,149
Total Segment Earnings	341,040	285,153	700,948	574,463
Interest and Corporate Administrative Expenses[1]	(119,214)	(89,935)	(255,501)	(187,491)
Net Income	$ 221,826	$ 195,218	$ 445,447	$ 386,972

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

Income Taxes

We are a limited liability company that has elected to be treated as a corporation for federal income tax purposes. Deferred income tax assets and liabilities are recognized for temporary differences between the basis of our assets and liabilities for financial reporting and tax purposes. Changes in tax legislation are included in the relevant computations in the period in which such changes are effective. Currently, our only such temporary difference results from recognition of the increased investment associated with recording our equity in the earnings of Kinder Morgan Energy Partners, L.P. The effective tax rate used in computing our income tax provision was 36.3 percent and 38.0 percent for the six months ended June 30, 2005 and 2004, respectively. The change in tax rate is due to a reduction in the state effective tax rate.

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

KMR Form 10-Q

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

On May 13, 2005, we paid a share distribution of 0.017482 shares per outstanding share (963,495 total shares) to shareholders of record as of April 29, 2005, based on the $0.76 per common unit distribution declared by Kinder Morgan Energy Partners, L.P. On August 12, 2005, we will pay a share distribution of .016210 shares per outstanding share (909,009 total shares) to shareholders of record as of July 29, 2005, based on the $0.78 per common unit distribution declared by Kinder Morgan Energy Partners, L.P. We have paid share distributions totaling 1,919,431 shares in the six months ended June 30, 2005.

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

KMR Form 10-Q

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

Incentive distributions are generally defined as all cash distributions paid to the general partner that are in excess of 2% of the aggregate value of cash and i-units being distributed. The general partner’s incentive distribution for the distribution that Kinder Morgan Energy Partners, L.P. declared for the second quarter of 2005 was $115.7 million. The general partner’s incentive distribution for the distribution that Kinder Morgan Energy Partners, L.P. declared for the second quarter of 2004 was $94.9 million. The general partner’s incentive distribution that Kinder Morgan Energy Partners, L.P. paid during the second quarter of 2005 to the general partner (for the first quarter of 2005) was $111.1 million. The general partner’s incentive distribution that Kinder Morgan Energy Partners, L.P. paid during the second quarter of 2004 to the general partner (for the first quarter of 2004) was $90.7 million. All partnership distributions Kinder Morgan Energy Partners, L.P. declares for the fourth quarter of each year are declared and paid in the first quarter of the following year.

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

KMR Form 10-Q

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

KMR Form 10-Q

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

•

the timing and success of Kinder Morgan Energy Partners, L.P.’s business development efforts; and

•

unfavorable results of litigation involving Kinder Morgan Energy Partners, L.P. and the fruition of contingencies referred to in Kinder Morgan Energy Partners, L.P.’s Quarterly Report on Form 10-Q for the three months ended June 30, 2005.

You should not put undue reliance on any forward-looking statements. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors of our Business” included in our annual report filed on Form 10-K for the year ended December 31, 2004, for a more detailed description of these and other factors that may affect the forward-looking statements. When considering forward-looking statements, one should keep in mind the risk factors described in our 2004 Form 10-K report and in Kinder Morgan Energy Partners, L.P.’s 2004 Form 10-K report. The risk factors could cause our actual results to differ materially from those contained in any forward-looking statement. We disclaim any obligation to update the above list or to announce publicly the result of any revisions to any of the forward-looking statements to reflect future events or developments.

KMR Form 10-Q

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The nature of our business and operations is such that no activities or transactions of the type requiring discussion under this item are conducted or entered into.

Item 4.  Controls and Procedures.

As of June 30, 2005, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective in all material respects to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required, and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure. There has been no change in our internal control over financial reporting during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

KMR Form 10-Q

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

There are currently no legal proceedings involving us in progress or pending.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended June 30, 2005, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended, and we did not repurchase any of our equity securities.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

At its July 20, 2005 meeting, the compensation committee of the Kinder Morgan, Inc. board of directors approved a special contribution of an additional 1% of base pay into the Kinder Morgan Savings Plan (a defined contribution 401(k) plan) for each eligible employee. Each eligible employee will receive an additional 1% company contribution based on eligible base pay to his or her Savings Plan account each pay period beginning with the first pay period of August 2005 and continuing through the last pay period of July 2006.

The 1% contribution will be in the form of Kinder Morgan, Inc. common stock (the same as the current 4% contribution). The 1% contribution will be in addition to, and does not change or otherwise impact, the 4% contribution that eligible employees currently receive. It may be converted to any other Savings Plan investment fund at any time and it will vest on the second anniversary of the employee’s date of hire. Since this additional 1% company contribution is discretionary, compensation committee approval will be required annually for each special contribution.

On May 4, 2005, we announced that C. Park Shaper, formerly our Executive Vice President and Chief Financial Officer, had been promoted and named our President, remaining a member of the Office of the Chairman, and that Steve Kean, formerly our President – Texas Intrastate Pipelines, had been promoted and named our Executive Vice President, Operations, becoming a member of the Office of the Chairman. In addition, we announced that Kim Allen had been promoted and named our Chief Financial Officer, retaining her role in charge of investor relations, and that David Kinder, our Vice President, Corporate Development, would also assume the role of Treasurer, formerly held by Ms. Allen. We also announced that (i) Deb Macdonald, our President – Natural Gas Pipelines, would resign from that position effective October 2005; (ii) Scott Parker, President of Kinder Morgan, Inc.’s Natural Gas Pipeline Company of America (“NGPL”), would be promoted effective October 2005 to our President – Natural Gas Pipelines; (iii) David Devine would become President of NGPL effective October 2005; and (iv) Tom Martin had been promoted to President – Texas Intrastate Pipelines. Until Ms. Macdonald’s resignation in October 2005, each of Ms. Macdonald and Mr. Parker are serving as Co-Presidents – Natural Gas Pipelines.

KMR Form 10-Q

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

KINDER MORGAN MANAGEMENT, LLC (Registrant)
August 1, 2005	/s/ Kimberly J. Allen
Kimberly J. Allen Vice President and Chief Financial Officer