Form 10-Q
period 2005-09-30
KINDER MORGAN MANAGEMENT LLC
filed 2005-11-04
CIK 1135017

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

The number of shares outstanding for each of the registrant’s classes of common equity, as of October 28, 2005 was two voting shares and 56,986,079 listed shares.

KMR Form 10-Q

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2005

KMR Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

CONSOLIDATED BALANCE SHEETS (Unaudited)

Kinder Morgan Management, LLC and Subsidiary

	September 30, 2005	December 31, 2004
	(In thousands except shares)
ASSETS

Current Assets:
Accounts Receivable, Related Party	$ 18,614	$ 24,857
Prepayments and Other	441	884
	19,055	25,741

Investment in Kinder Morgan Energy Partners, L.P.	1,522,410	1,613,607

Total Assets	$1,541,465	$1,639,348

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable	$ 2,294	$ 1,252
Accrued Expenses and Other	16,685	24,413
	18,979	25,665

Deferred Income Taxes	50,154	82,601

Shareholders’ Equity:
Voting Shares - Unlimited Authorized; 2 Voting Shares Issued and Outstanding	100	100
Listed Shares - Unlimited Authorized; 56,986,079 and 54,157,639 Listed
Shares Issued and Outstanding, Respectively	1,912,976	1,778,090
Retained Deficit	(240,783)	(172,127)
Accumulated Other Comprehensive Loss	(199,961)	(74,981)
Total Shareholders’ Equity	1,472,332	1,531,082

Total Liabilities and Shareholders’ Equity	$1,541,465	$1,639,348

The accompanying notes are an integral part of these statements.

KMR Form 10-Q

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

Kinder Morgan Management, LLC and Subsidiary

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In thousands except per share amounts)
Equity in Earnings of Kinder Morgan Energy Partners, L.P.	$ 32,621	$ 30,591	$ 89,868	$ 81,906
Provision for Income Taxes	11,848	11,624	32,640	31,124

Net Income	$ 20,773	$ 18,967	$ 57,228	$ 50,782

Earnings Per Share, Basic and Diluted	$ 0.37	$ 0.37	$ 1.03	$ 1.01

Number of Shares Used in Computing
Basic and Diluted Earnings Per Share	56,571	51,498	55,624	50,513

The accompanying notes are an integral part of these statements.

KMR Form 10-Q

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Kinder Morgan Management, LLC and Subsidiary

Increase (Decrease) in Cash and Cash Equivalents

	Nine Months Ended September 30,
	2005	2004
	(In thousands)
Cash Flows From Operating Activities:
Net Income	$ 57,228	$ 50,782
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Deferred Income Taxes	32,640	31,124
Equity in Earnings of Kinder Morgan Energy Partners, L.P.	(89,868)	(81,906)
Decrease (Increase) in Accounts Receivable	6,243	(6,085)
Decrease in Other Assets	443	766
Increase in Accounts Payable	1,042	1,143
(Decrease) Increase in Other Current Liabilities	(7,728)	4,176
Net Cash Flows Provided by Operating Activities	-	-

Cash Flows From Investing Activities:
Purchase of i-units of Kinder Morgan Energy Partners, L.P.	-	(14,925)
Net Cash Flows Used In Investing Activities	-	(14,925)

Cash Flows From Financing Activities:
Shares Issued	-	15,000
Share Issuance Costs	-	(75)
Net Cash Flows Provided by Financing Activities	-	14,925

Net Increase in Cash and Cash Equivalents	-	-
Cash and Cash Equivalents at Beginning of Period	-	-
Cash and Cash Equivalents at End of Period	$ -	$ -

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

We have prepared the accompanying unaudited interim consolidated financial statements under the rules and regulations of the Securities and Exchange Commission. Under such rules and regulations, we have condensed or omitted certain information and notes normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America. We believe, however, that our disclosures are adequate to make the information presented not misleading. The consolidated financial statements reflect all adjustments, which are solely normal and recurring adjustments that are, in the opinion of management, necessary for a fair presentation of our financial results for the interim periods presented. You should read these interim consolidated financial statements in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2004 (“2004 Form 10-K”) and Kinder Morgan Energy Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2004 and its Quarterly Report on Form 10-Q for the three months ended September 30, 2005. Unless the context requires otherwise, references to “we,” “us,” “our,” or the “Company” are intended to mean Kinder Morgan Management, LLC and its consolidated subsidiary, Kinder Morgan Services LLC.

2.   Earnings Per Share

Both basic and diluted earnings per share are computed based on the weighted-average number of shares outstanding during each period. There are no securities outstanding that may be converted into or exercised for shares.

3.   Capitalization

In August and September 2005, Kinder Morgan Energy Partners, L.P. issued 5.75 million common units in a public offering at a price of $51.25 per common unit, receiving total net proceeds (after underwriting discount) of $283.6 million. We did not acquire any of these common units. Also in August 2005, Kinder Morgan Energy Partners, L.P. issued 64,412 common units as partial consideration for the acquisition of General Stevedores, L.P. These issuances, collectively, changed our percentage ownership of Kinder Morgan Energy Partners, L.P. and had the associated effects of increasing our (i) investment in the net assets of Kinder Morgan Energy Partners, L.P. by $12.0 million, (ii) associated accumulated deferred income taxes by $4.3 million and (iii) paid-in capital by $7.7 million.

In April 2005, Kinder Morgan Energy Partners, L.P. issued 957,656 common units as partial consideration for the acquisition of seven bulk terminal operations. This transaction changed our

KMR Form 10-Q

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

4.   Share Distributions

On August 12, 2005, we paid a share distribution of 0.016210 shares per outstanding share (909,009 total shares) to shareholders of record as of July 29, 2005, based on the $0.78 per common unit distribution declared by Kinder Morgan Energy Partners, L.P. On November 14, 2005, we will pay a share distribution of 0.016360 shares per outstanding share (932,292 total shares) to shareholders of record as of October 31, 2005, based on the $0.79 per common unit distribution declared by Kinder Morgan Energy Partners, L.P. These distributions are paid in the form of additional shares or fractions thereof calculated by dividing Kinder Morgan Energy Partners, L.P.’s cash distribution per common unit by the average market price of a listed share determined for a ten-trading day period ending on the trading day immediately prior to the ex-dividend date for our shares. We have paid share distributions totaling 2,828,440 shares in the nine months ended September 30, 2005.

5.   Business Activities and Related Party Transactions

We do not receive a fee for our services under the delegation of control agreement, nor do we receive any margin or profit when we are reimbursed for expenses incurred. We incurred, on behalf of Kinder Morgan Energy Partners, L.P., approximately $48.2 million and $39.5 million of expenses during the three months ended September 30, 2005 and 2004, respectively, and $135.2 million and $123.1 million of expenses during the nine months ended September 30, 2005 and 2004, respectively. The expense reimbursements by Kinder Morgan Energy Partners, L.P. to us are accounted for as a reduction to the expense incurred by us. At September 30, 2005, $18.6 million, primarily a receivable from Kinder Morgan Energy Partners, L.P., is recorded in the caption “Accounts Receivable, Related Party” in the accompanying interim Consolidated Balance Sheet.

One of our affiliates provides, and incurs expense with respect to, payroll services to Kinder Morgan Energy Partners, L.P. These expenses are reimbursed by Kinder Morgan Energy Partners, L.P. at cost. During the three months ended September 30, 2005 and 2004, these expenses totaled approximately $59.0 million and $40.9 million, respectively, and during the nine months ended September 30, 2005 and 2004, these expenses totaled approximately $161.8 million and $127.3 million, respectively.

KMR Form 10-Q

6.   Summarized Income Statement Information for Kinder Morgan Energy Partners, L.P.

At September 30, 2005, through our ownership of Kinder Morgan Energy Partners, L.P. i-units, we owned approximately 26.3% of all of Kinder Morgan Energy Partners, L.P.’s outstanding limited partner interests. We use the equity method of accounting for this investment and, therefore, record earnings equal to our share of Kinder Morgan Energy Partners, L.P.’s limited partners’ net income. Our percentage ownership changes over time upon distribution of additional i-units to us and/or upon issuance of additional common units or other equity securities by Kinder Morgan Energy Partners, L.P. Following is summarized income statement information for Kinder Morgan Energy Partners, L.P. Additional information about Kinder Morgan Energy Partners, L.P.’s results of operations and financial position is contained in its Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In thousands)
Operating Revenues	$ 2,631,254	$ 2,014,659	$ 6,729,541	$ 5,794,097
Operating Expenses	2,332,643	1,761,823	5,886,824	5,084,755

Operating Income	$ 298,611	$ 252,836	$ 842,717	$ 709,342

Net Income	$ 245,387	$ 217,342	$ 690,834	$ 604,314

7.    Comprehensive Loss

Our comprehensive loss, which differs from our net income solely due to our equity in the other comprehensive loss of Kinder Morgan Energy Partners, L.P., for the three months and nine months ended September 30, 2005 and 2004 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In thousands)
Net Income	$ 20,773	$ 18,967	$ 57,228	$ 50,782
Other Comprehensive Loss, Net of Tax:
Equity in Other Comprehensive Loss of
Equity Method Investees	(22,066)	(36,236)	(124,980)	(61,908)
Comprehensive Loss	$ (1,293)	$ (17,269)	$ (67,752)	$ (11,126)

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

KMR Form 10-Q

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

In June 2005, the Emerging Issues Task Force reached a consensus on Issue No. 04-5, or EITF 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights. EITF 04-5 provides guidance for purposes of assessing whether certain limited partners’ rights might preclude a general partner from controlling a limited partnership.

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

Financial Condition

As indicated by the accompanying interim Consolidated Balance Sheets, the principal changes in our financial position since December 31, 2004, are a $91.2 million decrease in our investment in Kinder Morgan Energy Partners, L.P. and a $58.8 million decrease in shareholders’ equity. These decreases reflect, principally, the net effect of our equity in the other comprehensive loss of Kinder Morgan Energy Partners, L.P. (see Note 7), partially offset by our earnings, which consist of our equity in the earnings of Kinder Morgan Energy Partners, L.P. attributable to the i-units we own, net of income taxes. Additional information regarding Kinder Morgan Energy Partners, L.P. is available in its Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 and in its Annual Report on Form 10-K for the year ended December 31, 2004.

Results of Operations

Our results of operations consist of the offsetting expenses and receipts associated with our managing and controlling the business and affairs of Kinder Morgan Energy Partners, L.P. and our equity in the earnings of Kinder Morgan Energy Partners, L.P. attributable to the i-units we own. At September 30, 2005, through our ownership of i-units, we owned approximately 26.3% of Kinder Morgan Energy Partners, L.P.’s outstanding limited partner interests. We use the equity method of accounting for our investment in Kinder Morgan Energy Partners, L.P. and, therefore, we record earnings equal to our share of Kinder Morgan Energy Partners, L.P.’s limited partners’ net income. Our percentage ownership in Kinder Morgan Energy Partners, L.P. changes over time upon the distribution of additional i-units to us or upon issuances of additional common units or other equity securities by Kinder Morgan Energy Partners, L.P.

For the three months ended September 30, 2005 and 2004, Kinder Morgan Energy Partners, L.P. reported limited partners’ interest in net income of $122.6 million and $117.0 million, respectively. For the nine months ended September 30, 2005 and 2004, Kinder Morgan Energy Partners, L.P. reported limited partners’ net income of $339.1 million and $316.5 million, respectively. The reported segment earnings contribution by business segment for Kinder Morgan Energy Partners, L.P. is set forth below. This information should be read in conjunction with Kinder Morgan Energy Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 and with its Annual Report on Form 10-K for the year ended December 31, 2004 .

KMR Form 10-Q

Kinder Morgan Energy Partners, L.P.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In thousands)
Segment Earnings Contribution:
Products Pipelines	$ 106,474	$ 101,583	$ 314,436	$ 298,691
Natural Gas Pipelines	106,680	91,950	314,699	264,587
CO2	84,746	55,148	244,210	151,717
Terminals	66,054	56,561	191,557	164,710
Total Segment Earnings[1]	363,954	305,242	1,064,902	879,705
Interest and Corporate Administrative Expenses[2]	(118,567)	(87,900)	(374,068)	(275,391)
Net Income	$ 245,387	$ 217,342	$ 690,834	$ 604,314

1

Includes revenues, earnings from equity investments, income taxes, allocable interest income and other, net, less operating expenses, depreciation, depletion and amortization, and amortization of excess cost of equity investments.

2

Includes unallocated interest income, interest and debt expense, general and administrative expenses, minority interest expense and loss from early extinguishment of debt (2004 only).

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

Income Taxes

We are a limited liability company that has elected to be treated as a corporation for federal income tax purposes. Deferred income tax assets and liabilities are recognized for temporary differences between the basis of our assets and liabilities for financial reporting and tax purposes. Changes in tax legislation are included in the relevant computations in the period in which such changes are effective. Currently, our only such temporary difference results from recognition of the increased investment associated with recording our equity in the earnings of Kinder Morgan Energy Partners, L.P. The effective tax rate used in computing our income tax provision was 36.3 percent and 38.0 percent for the nine months ended September 30, 2005 and 2004, respectively. The change in tax rate is due to a reduction in the state effective tax rate.

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

Liquidity and Capital Resources

Our authorized capital structure consists of two classes of interests: (1) our listed shares and (2) our voting shares, collectively referred to in this document as our “shares.” Additional classes of interests may be approved by our board and holders of a majority of our shares, excluding shares held by Kinder Morgan, Inc. and its affiliates. The number of our shares outstanding will at all times equal the number

KMR Form 10-Q

of i-units of Kinder Morgan Energy Partners, L.P., all of which we own. Under the terms of our limited liability company agreement, except in connection with our liquidation, we do not pay distributions on our shares in cash but we make distributions on our shares in additional shares or fractions of shares. At the same time Kinder Morgan Energy Partners, L.P. makes a distribution on its common units and i-units, we distribute on each of our shares that fraction of a share determined by dividing the amount of the cash distribution to be made by Kinder Morgan Energy Partners, L.P. on each common unit by the average market price of a listed share determined for a ten-trading day period ending on the trading day immediately prior to the ex-dividend date for our shares.

On March 25, 2004, we closed the issuance and sale of 360,664 listed shares in a limited registered offering. None of the shares from our offering were purchased by Kinder Morgan, Inc. We used the net proceeds of approximately $14.9 million from the offering to buy additional i-units from Kinder Morgan Energy Partners, L.P.

On August 12, 2005, we paid a share distribution of 0.016210 shares per outstanding share (909,009 total shares) to shareholders of record as of July 29, 2005, based on the $0.78 per common unit distribution declared by Kinder Morgan Energy Partners, L.P. On November 14, 2005, we will pay a share distribution of 0.016360 shares per outstanding share (932,292 total shares) to shareholders of record as of October 31, 2005, based on the $0.79 per common unit distribution declared by Kinder Morgan Energy Partners, L.P. We have paid share distributions totaling 2,828,440 shares in the nine months ended September 30, 2005.

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

Typically, the general partner and owners of Kinder Morgan Energy Partners, L.P.’s common units and Class B units receive distributions in cash, while we, the sole owner of Kinder Morgan Energy Partners, L.P.’s i-units, receive distributions in additional i-units. For each outstanding i-unit, a fraction of an
i-unit will be issued. The fraction is calculated by dividing the amount of cash being distributed per Kinder Morgan Energy Partners, L.P. common unit by the average closing price of our listed shares over the ten consecutive trading days preceding the date on which the shares begin to trade ex-dividend under the rules of the New York Stock Exchange. The cash equivalent of distributions of i-units will be treated as if it had actually been distributed for purposes of determining the distributions to the general partner, although Kinder Morgan Energy Partners, L.P. does not distribute cash to i-unit owners but retains the cash for use in its business.

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

Incentive distributions are generally defined as all cash distributions paid to the general partner that are in excess of 2% of the aggregate value of cash and i-units being distributed. The general partner’s incentive distribution for the distribution that Kinder Morgan Energy Partners, L.P. declared for the third quarter of 2005 was $121.5 million. The general partner’s incentive distribution for the distribution that Kinder Morgan Energy Partners, L.P. declared for the third quarter of 2004 was $99.1 million. The general partner’s incentive distribution that Kinder Morgan Energy Partners, L.P. paid during the third quarter of 2005 to the general partner (for the second quarter of 2005) was $115.7 million. The general partner’s incentive distribution that Kinder Morgan Energy Partners, L.P. paid during the third quarter of 2004 to the general partner (for the second quarter of 2004) was $94.9 million. All partnership distributions Kinder Morgan Energy Partners, L.P. declares for the fourth quarter of each year are declared and paid in the first quarter of the following year.

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

KMR Form 10-Q

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

KMR Form 10-Q

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

•

the timing and success of Kinder Morgan Energy Partners, L.P.’s business development efforts; and

•

unfavorable results of litigation involving Kinder Morgan Energy Partners, L.P. and the fruition of contingencies referred to in Kinder Morgan Energy Partners, L.P.’s Quarterly Report on Form 10-Q for the three months ended September 30, 2005.

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

Item 4.  Controls and Procedures.

As of September 30, 2005, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective in all material respects to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required, and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure. There has been no change in our internal control over financial reporting during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

KMR Form 10-Q

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

There are currently no legal proceedings involving us in progress or pending.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended September 30, 2005, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended, and we did not repurchase any of our equity securities.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

At its July 20, 2005 meeting, the compensation committee of the Kinder Morgan, Inc. board of directors approved a special contribution of an additional 1% of base pay into the Kinder Morgan Savings Plan (a defined contribution 401(k) plan) for each eligible employee. Each eligible employee started to receive an additional 1% company contribution based on eligible base pay to his or her Savings Plan account each pay period beginning with the first pay period of August 2005 and continuing through the last pay period of July 2006.

The 1% contribution is in the form of Kinder Morgan, Inc. common stock (the same as the current 4% contribution). The 1% contribution is in addition to, and does not change or otherwise impact, the 4% contribution that eligible employees currently receive. It may be converted to any other Savings Plan investment fund at any time and it will vest on the second anniversary of the employee’s date of hire. Since this additional 1% company contribution is discretionary, compensation committee approval will be required annually for each special contribution.

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

KINDER MORGAN MANAGEMENT, LLC (Registrant)
November 3, 2005	/s/ Kimberly J. Allen
Kimberly J. Allen Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)