Form 10-K
period 2005-12-31
KINDER MORGAN MANAGEMENT LLC
filed 2006-03-15
CIK 1135017

KMR Form 10-K

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the
Securities Act:  Yes ☑  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section
15(d) of the Act:  Yes ☐  No ☑

KMR Form 10-K

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):  Large accelerated filer ☑  Accelerated filer ☐  Non-accelerated filer ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $2,019,519,784 as of June 30, 2005.

The number of shares outstanding for each of the registrant’s classes of common equity, as of February 28, 2006 was approximately two voting shares and 58,915,551 listed shares.

KMR Form 10-K

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY

CONTENTS

Kinder Morgan Energy Partners, L.P. Annual Report on Form 10-K for the year ended December 31, 2005	Exhibit 99.1

Note:  Individual financial statements of the parent company are omitted pursuant to the provisions of Accounting Series Release No. 302.

KMR Form 10-K

PART I

Items 1 and 2.  Business and Properties.

In this report, unless the context requires otherwise, references to “we,” “us,” “our,” or the “Company” are intended to mean Kinder Morgan Management, LLC and its consolidated subsidiary. Our shares representing limited liability company interests are traded on the New York Stock Exchange under the symbol “KMR”. Our executive offices are located at 500 Dallas Street, Suite 1000, Houston, Texas 77002 and our telephone number is (713) 369-9000.

We are a publicly traded Delaware limited liability company that was formed on February 14, 2001. We are a limited partner in Kinder Morgan Energy Partners, L.P., and manage and control its business and affairs pursuant to a delegation of control agreement. Pursuant to this delegation of control agreement among Kinder Morgan G.P., Inc., Kinder Morgan Energy Partners, L.P., Kinder Morgan Energy Partners, L.P.’s operating partnerships and us:

•

Kinder Morgan G.P., Inc., as general partner of Kinder Morgan Energy Partners, L.P., delegated to us, to the fullest extent permitted under Delaware law and the Kinder Morgan Energy Partners, L.P. partnership agreement, and we assumed, all of Kinder Morgan G.P., Inc.’s power and authority to manage and control the business and affairs of Kinder Morgan Energy Partners, L.P. and Kinder Morgan Energy Partners, L.P.’s operating partnerships; and

•

We have agreed that we will not take any of the following actions without the approval of Kinder Morgan G.P., Inc.:

–

amend or propose an amendment to the Kinder Morgan Energy Partners, L.P. partnership agreement,

–

change the amount of the distribution made on the Kinder Morgan Energy Partners, L.P. common units,

–

allow a merger or consolidation involving Kinder Morgan Energy Partners, L.P.,

–

allow a sale or exchange of all or substantially all of the assets of Kinder Morgan Energy Partners, L.P.,

–

dissolve or liquidate Kinder Morgan Energy Partners, L.P.,

–

take any action requiring unitholder approval,

–

call any meetings of the Kinder Morgan Energy Partners, L.P. common unitholders,

–

take any action that, under the terms of the partnership agreement of Kinder Morgan Energy Partners, L.P., must or should receive a special approval of the conflicts and audit committee of Kinder Morgan G.P., Inc.,

–

take any action that, under the terms of the partnership agreement of Kinder Morgan Energy Partners, L.P., cannot be taken by the general partner without the approval of all outstanding units,

–

settle or compromise any claim or action directly against or otherwise relating to indemnification of our or the general partner’s (and respective affiliates) officers, directors, managers or members or relating to our structure or securities,

Items 1 and 2. Business and Properties. (continued)	KMR Form 10-K

–

settle or compromise any claim or action relating to the i-units, which are a separate class of Kinder Morgan Energy Partners, L.P.’s limited partnership interests, our shares or any offering of our shares,

–

settle or compromise any claim or action involving tax matters,

–

allow Kinder Morgan Energy Partners, L.P. to incur indebtedness if the aggregate amount of its indebtedness then exceeds 50% of the market value of the then outstanding units of Kinder Morgan Energy Partners, L.P., or

–

allow Kinder Morgan Energy Partners, L.P. to issue units in one transaction, or in a series of related transactions, having a market value in excess of 20% of the market value of then outstanding units of Kinder Morgan Energy Partners, L.P.

•

Kinder Morgan G.P., Inc.:

–

is not relieved of any responsibilities or obligations to Kinder Morgan Energy Partners, L.P. or its unitholders as a result of such delegation,

–

owns, or one of its affiliates owns, all of our voting shares, and

–

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

•

Kinder Morgan Energy Partners, L.P. has agreed to:

–

recognize the delegation of rights and powers to us,

–

indemnify and protect us and our officers and directors to the same extent as it does with respect to Kinder Morgan G.P., Inc. as general partner, and

–

reimburse our expenses to the same extent as it does with respect to Kinder Morgan G.P., Inc. as general partner.

The delegation of control agreement will continue in effect until either Kinder Morgan G.P., Inc. has withdrawn or been removed as the general partner of Kinder Morgan Energy Partners, L.P. or all of our shares are owned by Kinder Morgan, Inc. and its affiliates. The partnership agreement of Kinder Morgan Energy Partners, L.P. recognizes the delegation of control agreement. The delegation of control agreement also applies to the operating partnerships of Kinder Morgan Energy Partners, L.P. and their partnership agreements.

Kinder Morgan G.P., Inc. remains the sole general partner of Kinder Morgan Energy Partners, L.P. and all of its operating partnerships. Kinder Morgan G.P., Inc. retains all of its general partner interests and shares in the profits, losses and distributions from all of these partnerships.

The withdrawal or removal of Kinder Morgan G.P., Inc. as general partner of Kinder Morgan Energy Partners, L.P. will simultaneously result in the termination of our power and authority to manage and control the business and affairs of Kinder Morgan Energy Partners, L.P. Similarly, if Kinder Morgan G.P., Inc.’s power and authority as general partner are modified in the partnership agreement of Kinder

Items 1 and 2. Business and Properties. (continued)	KMR Form 10-K

Morgan Energy Partners, L.P., then the power and authority delegated to us will be modified on the same basis. The delegation of control agreement can be amended by all parties to the agreement, but on any amendment that would reduce the time for any notice to which owners of our shares are entitled or that would have a material adverse effect on our shares, as determined by our board of directors in its discretion, the approval of the owners of a majority of the shares, excluding shares owned by Kinder Morgan, Inc. and its affiliates, is required.

Through our ownership of i-units, we are a limited partner in Kinder Morgan Energy Partners, L.P. We do not expect to have any cash flow attributable to our ownership of the i-units, but we expect that we will receive quarterly distributions of additional i-units from Kinder Morgan Energy Partners, L.P. The number of additional i-units we receive will be based on the amount of cash to be distributed by Kinder Morgan Energy Partners, L.P. to an owner of one of its common units. The amount of cash distributed by Kinder Morgan Energy Partners, L.P. to its owners of common units is dependent on the operations of Kinder Morgan Energy Partners, L.P. and its operating limited partnerships and their subsidiaries and investees, and will be determined in accordance with its partnership agreement.

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

We have no employees. For more information, see Note 4 of the accompanying Notes to Consolidated Financial Statements and Kinder Morgan Energy Partners, L.P.’s report on Form 10-K for the year ended December 31, 2005.

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

Item 1A.  Risk Factors

You should carefully consider the risks described below, in addition to the other information contained in this document. Realization of any of the following risks could have a material adverse effect on our business, financial condition, cash flows and results of operations.

Because our only assets are the i-units issued by Kinder Morgan Energy Partners, L.P., our success is dependent solely upon our operation and management of Kinder Morgan Energy Partners, L.P. and its resulting performance. We are a limited partner in Kinder Morgan Energy Partners, L.P. In the event that Kinder Morgan Energy Partners, L.P. decreases its cash distributions to its common unitholders, distributions of i-units on the i-units that we own will decrease correspondingly, and distributions of additional shares to owners of our shares will decrease as well. The risk factors that affect Kinder

Items 1 and 2. Business and Properties. (continued)	KMR Form 10-K

Morgan Energy Partners, L.P. also affect us; see “Risk Factors” for Kinder Morgan Energy Partners, L.P. included in Exhibit 99.1.

The value of the quarterly distribution of an additional fractional share may be less than the cash distribution on a common unit of Kinder Morgan Energy Partners, L.P. The fraction of a Kinder Morgan Management, LLC share to be issued per share outstanding with each quarterly distribution is based on the average closing price of the shares for the ten consecutive trading days preceding the ex-dividend date for our shares. Because the market price of our shares may vary substantially over time, the market value of our shares on the date a shareholder receives a distribution of additional shares may vary substantially from the cash the shareholder would have received had the shareholder owned common units instead of our shares.

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

If Kinder Morgan Energy Partners, L.P. were to be treated as a corporation for United States federal income tax purposes, it would pay United States federal income tax on its income at the corporate tax rate, which is currently a maximum of 35%, and would pay state income taxes at varying rates. Distributions to us of additional i-units would generally be taxed as a corporate distribution. Because a tax would be imposed upon Kinder Morgan Energy Partners, L.P. as a corporation, the cash available for distribution to common unitholders would be substantially reduced, which would reduce the values of
i-units distributed quarterly to us and our shares distributed quarterly to our shareholders. Treatment of Kinder Morgan Energy Partners, L.P. as a corporation would cause a substantial reduction in the value of our shares.

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

Items 1 and 2. Business and Properties. (continued)	KMR Form 10-K

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

Our management and control of the business and affairs of Kinder Morgan Energy Partners, L.P. and its operating partnerships could result in our being liable for obligations to third parties who transact business with Kinder Morgan Energy Partners, L.P. and its operating partnerships and to whom we held ourselves out as a general partner. We could also be responsible for environmental costs and liabilities associated with Kinder Morgan Energy Partners, L.P.’s assets in the event that it is not able to perform all of its obligations under environmental laws. Kinder Morgan Energy Partners, L.P. may not be able to reimburse or indemnify us as a result of its insolvency or bankruptcy. The primary adverse impact of that insolvency or bankruptcy on us would be the decline in or elimination of the value of our i-units, which are our only significant assets. Assuming under these circumstances that we have some residual value in our i-units, a direct claim by creditors of Kinder Morgan Energy Partners, L.P. against us could further reduce our net asset value and cause us also to declare bankruptcy. Another risk with respect to third party claims will occur, however, under the circumstances when Kinder Morgan Energy Partners, L.P. is financially able to pay us, but for some other reason does not reimburse or indemnify us. For example, to the extent that Kinder Morgan Energy Partners, L.P. fails to satisfy any environmental liabilities for which it is responsible, we could be held liable under environmental laws. For additional information, see the following risk factor.

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

Items 1 and 2. Business and Properties. (continued)	KMR Form 10-K

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

Our limited liability company agreement restricts or eliminates a number of the fiduciary duties that would otherwise be owed by our board of directors to our shareholders, and the partnership agreement of Kinder Morgan Energy Partners, L.P. restricts or eliminates a number of the fiduciary duties that would otherwise be owed by the general partner to the unitholders. Modifications of state law standards of fiduciary duties may significantly limit the ability of our shareholders and the unitholders to successfully challenge the actions of our board of directors and the general partner, respectively, in the event of a breach of their fiduciary duties. These state law standards include the duties of care and loyalty. The duty of loyalty, in the absence of a provision in the limited liability company agreement or the limited partnership agreement to the contrary, would generally prohibit our board of directors or the general partner from taking any action or engaging in any transaction as to which it has a conflict of interest. Our limited liability company agreement and the limited partnership agreement of Kinder Morgan Energy Partners, L.P. contain provisions that prohibit our shareholders and the limited partners, respectively, from advancing claims that otherwise might raise issues as to compliance with fiduciary duties or applicable law. For example, the limited partnership agreement of Kinder Morgan Energy Partners, L.P. provides that the general partner may take into account the interests of parties other than Kinder Morgan Energy Partners, L.P. in resolving conflicts of interest. Further, it provides that in the absence of bad faith by the general partner, the resolution of a conflict by the general partner will not be a breach of any duty. The provisions relating to the general partner apply equally to us as its delegate. Our limited liability company agreement provides that none of our directors or officers will be liable to us or any other person for any acts or omissions if they acted in good faith.

Item 1B.  Unresolved Staff Comments.

None.

Item 3.  Legal Proceedings.

We are not a party to any litigation.

Item 4.  Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of our shareholders during the fourth quarter of 2005.

KMR Form 10-K

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases
              of Equity Securities.

Our shares are listed for trading on the New York Stock Exchange under the symbol “KMR.” The per share high and low sale prices of our shares, as reported on the New York Stock Exchange, by quarter for the last two years are provided below.

	Market Price Per Share
	2005		2004
	Low	High	Low	High
Quarter Ended:
March 31	$39.33	$43.93	$39.72	$44.50
June 30	$40.93	$46.47	$34.25	$42.86
September 30	$46.01	$50.05	$36.25	$41.52
December 31	$44.50	$50.06	$39.28	$42.39

There were approximately 23,000 holders of our listed shares as of February 3, 2006, which includes individual participants in security position listings.

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

	Share Distributions
	Shares Distributed Per Outstanding Share		Equivalent Distribution Value Per Share[1]		Total Number of Additional Shares Distributed
Quarter Ended:	2005	2004	2005	2004	2005	2004
March 31	0.017482	0.017412	$0.76	$0.69	963,495	872,958
June 30	0.016210	0.018039	$0.78	$0.71	909,009	920,140
September 30	0.016360	0.017892	$0.79	$0.73	932,292	929,105
December 31	0.017217	0.017651	$0.80	$0.74	997,180	955,936

___________

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

There were no sales of unregistered equity securities during the periods covered by this report. We did not repurchase any shares during the fourth quarter of 2005.

KMR Form 10-K

Item 6.  Selected Financial Data.

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY

	Year Ended December 31,				February 14, 2001 (Inception) Through December 31,
	2005	2004	2003	2002	2001
	(In thousands except per share amounts)
Equity in Earnings of Kinder Morgan Energy Partners, L.P.	$88,448	$113,482	$94,775	$72,199	$28,354
Provision for Income Taxes	32,124	38,360	36,014	26,865	11,342
Net Income	$56,324	$75,122	$58,761	$45,334	$17,012
Earnings Per Share, Basic and Diluted	$1.00	$1.47	$1.24	$1.23	$0.78
Number of Shares Used in Computing Basic and Diluted Earnings Per Share	56,090	51,181	47,372	36,790	21,756
Equivalent Distribution Value Per Share[1]	$3.130	$2.870	$2.630	$2.435	$1.625
Total Number of Additional Shares Distributed	3,802	3,678	3,262	2,944	1,340
Total Assets at End of Period	$1,583,661	$1,639,348	$1,506,286	$1,439,190	$1,034,824

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

We are a publicly traded Delaware limited liability company, formed on February 14, 2001, that has elected to be treated as a corporation for federal income tax purposes. Our voting shares are owned by Kinder Morgan, G.P., Inc., an indirect wholly owned subsidiary of Kinder Morgan, Inc. and the general partner of Kinder Morgan Energy Partners, L.P. Kinder Morgan, Inc. is one of the largest energy storage and transportation companies in North America, operating, either for itself or on behalf of Kinder Morgan Energy Partners, L.P., or owning an interest in approximately 43,000 miles of pipelines and approximately 150 terminals. Kinder Morgan Energy Partners, L.P. is one of the largest publicly traded pipeline limited partnerships in the United States in terms of market capitalization, and the owner and operator of the largest independent refined petroleum products pipeline system in the United States in terms of volumes delivered. Kinder Morgan Energy Partners, L.P. owns and/or operates a diverse group of assets used in the transportation, storage and processing of energy products, including (i) refined petroleum products pipeline systems with more than 10,000 miles of products pipeline and over 60 associated products terminals, (ii) approximately 15,000 miles of natural gas transmission pipelines and gathering lines, plus natural gas storage, treating and processing facilities, (iii) approximately 85 liquid and bulk terminal facilities and more than 50 rail transloading and material handling facilities located throughout the United States, handling over 80 million tons of coal, petroleum coke and other dry-bulk materials annually and having a liquids storage capacity of almost 70 million barrels for refined petroleum products, chemicals and other liquid products and (iv) Kinder Morgan CO2 Company, L.P., which transports, markets and produces carbon dioxide for use in enhanced oil recovery operations and owns interests in and/or operates seven oil fields in West Texas, all of which are using or have used carbon dioxide injection operations. Kinder Morgan CO2 Company, L.P. also owns and operates the

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)	KMR Form 10-K

Wink Pipeline, a crude oil pipeline in West Texas.

We are a limited partner in Kinder Morgan Energy Partners, L.P., and manage and control its business and affairs pursuant to a delegation of control agreement. Our success is dependent upon our operation and management of Kinder Morgan Energy Partners, L.P. and its resulting performance. Therefore, we have attached as Exhibit 99.1 hereto Kinder Morgan Energy Partners, L.P.’s 2005 Annual Report on Form 10-K. The following discussion should be read in conjunction with the accompanying financial statements and related notes.

Business

Kinder Morgan G.P., Inc. has delegated to us, to the fullest extent permitted under Delaware law and Kinder Morgan Energy Partners, L.P.’s limited partnership agreement, all of its rights and powers to manage and control the business and affairs of Kinder Morgan Energy Partners, L.P. subject to Kinder Morgan G.P., Inc.’s right to approve specified actions.

Results of Operations

Our results of operations consist of the offsetting expenses and revenues associated with our managing and controlling the business and affairs of Kinder Morgan Energy Partners, L.P. and our equity in the earnings of Kinder Morgan Energy Partners, L.P. attributable to the i-units we own. At December 31, 2005, through our ownership of i-units, we owned approximately 26.3% of all of Kinder Morgan Energy Partners, L.P.’s outstanding limited partner interests. We use the equity method of accounting for our investment in Kinder Morgan Energy Partners, L.P. and, therefore, we record earnings equal to approximately 26.3% of Kinder Morgan Energy Partners, L.P.’s limited partners’ net income. Our percentage ownership in Kinder Morgan Energy Partners, L.P. will change over time upon the distribution of additional i-units to us or upon issuances of additional common units or other equity securities by Kinder Morgan Energy Partners, L.P.

For the years ended December 31, 2005, 2004 and 2003, Kinder Morgan Energy Partners, L.P. reported limited partners’ net income of $334.9 million, $436.5 million and $370.8 million, respectively. Our net income for the corresponding periods was $56.3 million, $75.1 million and $58.8 million, respectively. The reported segment earnings contribution by business segment for Kinder Morgan Energy Partners, L.P. is set forth below. This information should be read in conjunction with Kinder Morgan Energy Partners, L.P.’s 2005 Annual Report on Form 10-K, which is attached hereto as Exhibit 99.1.

Kinder Morgan Energy Partners, L.P.

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
Segment Earnings Contribution:
Product Pipelines	$287,503	$370,321	$370,974
Natural Gas Pipelines	438,386	364,872	319,288
CO2	318,980	234,258	140,755
Terminals	255,529	238,848	203,701
Total Segment Earnings	1,300,398	1,208,299	1,034,718
Interest and Corporate Administrative Expenses[1]	(488,171)	(376,721)	(337,381)
Net Income	$812,227	$831,578	$697,337

1

Includes interest and debt expense, general and administrative expenses, minority interest expense and other insignificant items.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)	KMR Form 10-K

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

The income tax provision decreased from $38.4 million in 2004 to $32.1 million in 2005, a decrease of $6.3 million (16.4%) due principally to (i) the fact that the tax provision for 2004 includes a reduction of $2.9 million due to the impact of applying a lower effective tax rate on previously recorded net deferred tax liabilities and (ii) a decrease of $9.2 million due to a decrease in pre-tax income of $25.0 million.

The income tax provision increased from $36.0 million in 2003 to $38.4 million in 2004, an increase of $2.4 million (6.7%). The net increase of $2.4 million results from (i) a reduction of $2.9 million due to the impact of applying a lower effective tax rate on previously recorded net deferred tax liabilities and (ii) an increase of $5.3 million due to an increase in pre-tax income of $18.7 million.

The effective tax rate used in computing our income tax provision was 36.3% for 2005, 33.8% for 2004 and 38% for 2003. The effective tax rate for 2004 was reduced by 2.5%, due to a reduction in the state tax rate on our cumulative deferred tax liability.

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

See Note 2E of the accompanying Notes to Consolidated Financial Statements for additional information on income taxes.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)	KMR Form 10-K

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

On February 14, 2006, we paid a share distribution of 0.017217 shares per outstanding share (997,180 total shares) to shareholders of record as of January 31, 2006, based on the $0.80 per common unit distribution declared by Kinder Morgan Energy Partners, L.P. This distribution is paid in the form of additional shares or fractions thereof based on the average market price of a share determined for a ten-trading day period ending on the trading day immediately prior to the ex-dividend date for our shares.

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

Information Regarding Forward-looking Statements

This filing includes forward-looking statements. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. They use words such as “anticipate,” “believe,” “intend,” “plan,” “projection,” “forecast,” “strategy,” “position,” “continue,” “estimate,” “expect,” “may,” or the negative of those terms or other variations of them or comparable terminology. In particular, statements, express or implied, concerning future actions, conditions or events, future operating results or the ability to generate sales, income or cash flow or to pay dividends or make distributions are forward-looking statements. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Future actions, conditions or events and future results of our operations and those of Kinder Morgan Energy Partners, L.P. may differ materially from those expressed in these forward-looking statements. Please see “Information Regarding Forward-Looking Statements” for Kinder Morgan Energy Partners, L.P. included in Exhibit 99.1. Many of the factors that will determine these results are beyond our ability to control or predict. Specific factors that could cause actual results to differ from those in the forward-looking statements include:

•

price trends and overall demand for natural gas liquids, refined petroleum products, oil, carbon dioxide, natural gas, coal and other bulk materials and chemicals in North America;

•

economic activity, weather, alternative energy sources, conservation and technological advances that may affect price trends and demand;

•

changes in Kinder Morgan Energy Partners, L.P.’s tariff rates implemented by the Federal Energy Regulatory Commission or the California Public Utilities Commission;

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)	KMR Form 10-K

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

•

crude oil production from exploration and production areas that Kinder Morgan Energy Partners, L.P. serves, including, among others, the Permian Basin area of West Texas;

•

changes in laws or regulations, third-party relations and approvals, decisions of courts, regulators and governmental bodies that may adversely affect Kinder Morgan Energy Partners, L.P.’s business or its ability to compete;

•

changes in accounting pronouncements that impact the measurement of Kinder Morgan Energy Partners, L.P.’s or our results of operations, the timing of when such measurements are to be made and recorded, and the disclosures surrounding these activities;

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)	KMR Form 10-K

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

•

the timing and success of Kinder Morgan Energy Partners, L.P.’s business development efforts; and

•

unfavorable results of litigation involving Kinder Morgan Energy Partners, L.P. and the fruition of contingencies referred to in Kinder Morgan Energy Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2005.

There is no assurance that any of the actions, events or results of the forward-looking statements will occur, or if any of them do, what impact they will have on our results of operations or financial condition. Because of these uncertainties, you should not put undue reliance on any forward-looking statements. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors of our Business” for a more detailed description of these and other factors that may affect the forward-looking statements. When considering forward-looking statements, one should keep in mind the risk factors described in “Risk Factors of our Business” above. The risk factors could cause our actual results to differ materially from those contained in any forward-looking statement. We disclaim any obligation to update the above list or to announce publicly the result of any revisions to any of the forward-looking statements to reflect future events or developments.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The nature of our business and operations is such that no activities or transactions of the type requiring discussion under this item are conducted or entered into.

KMR Form 10-K

Item 8.  Financial Statements and Supplementary Data.

Item 8. Financial Statements and Supplementary Data. (continued)	KMR Form 10-K

Report of Independent Registered Public Accounting Firm

To the Board of Directors

and Stockholders of Kinder Morgan Management, LLC:

We have completed integrated audits of Kinder Morgan Management, LLC’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Kinder Morgan Management, LLC and its subsidiary (the “Company”) at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

Item 8. Financial Statements and Supplementary Data. (continued)	KMR Form 10-K

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP

Houston, Texas

March 13, 2006

Item 8. Financial Statements and Supplementary Data. (continued)	KMR Form 10-K

CONSOLIDATED STATEMENTS OF INCOME
Kinder Morgan Management, LLC and Subsidiary

	Year Ended December 31,
	2005	2004	2003
	(In thousands except per share amounts)
Equity in Earnings of Kinder Morgan Energy Partners, L.P.	$88,448	$113,482	$94,775
Provision for Income Taxes	32,124	38,360	36,014

Net Income	$56,324	$75,122	$58,761

Earnings Per Share, Basic and Diluted	$1.00	$1.47	$1.24

Number of Shares Used in Computing Basic and Diluted Earnings Per Share	56,090	51,181	47,372

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2005	2004	2003
	(In thousands except per share amounts)
Net Income	$56,324	$75,122	$58,761

Equity in Other Comprehensive Loss of Equity Method Investee (Net of Tax Benefits of $58,950, $28,798 and $11,828)	(103,359)	(50,497)	(19,297)

Total Comprehensive Income (Loss)	$(47,035)	$24,625	$39,464

The accompanying notes are an integral part of these statements.

Item 8. Financial Statements and Supplementary Data. (continued)	KMR Form 10-K

CONSOLIDATED BALANCE SHEETS
Kinder Morgan Management, LLC and Subsidiary

	December 31,
	2005	2004
	(In thousands)
ASSETS

Current Assets:
Accounts Receivable – Related Party	$22,230	$24,857
Prepayments and Other	3,498	884
	25,728	25,741

Investment in Kinder Morgan Energy Partners, L.P.	1,557,933	1,613,607

Total Assets	$1,583,661	$1,639,348

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable	$2,648	$1,252
Accrued Expenses and Other	23,004	24,413
	25,652	25,665

Deferred Income Taxes	62,395	82,601

Shareholders’ Equity:
Voting Shares - Unlimited Authorized; 2 Voting Shares Issued and Outstanding	100	100
Listed Shares - Unlimited Authorized; 57,918,371 and 54,157,639 Listed Shares Issued and Outstanding, Respectively	1,958,445	1,778,090
Retained Deficit	(284,591)	(172,127)
Accumulated Other Comprehensive Loss	(178,340)	(74,981)
Total Shareholders’ Equity	1,495,614	1,531,082

Total Liabilities and Shareholders’ Equity	$1,583,661	$1,639,348

The accompanying notes are an integral part of these statements.

Item 8. Financial Statements and Supplementary Data. (continued)	KMR Form 10-K

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Kinder Morgan Management, LLC and Subsidiary

	Year Ended December 31,
	2005		2004		2003
	Shares	Amount	Shares	Amount	Shares	Amount
	(Dollars in thousands)
Voting Shares:
Beginning Balance	2	$100	2	$100	2	$100
Ending Balance	2	100	2	100	2	100

Listed Shares:
Beginning Balance	54,157,639	1,778,090	48,996,463	1,559,485	45,654,046	1,440,255
Listed Shares Issued	-	-	1,660,664	67,603	-	-
Share Dividends	3,760,732	168,788	3,500,512	137,733	3,342,417	117,972
Share Issuance Costs	-	(40)	-	(1,777)	-	-
Revaluation of Kinder Morgan Energy Partners, L.P. Investment (Note 3)	-	11,607	-	15,046	-	1,258
Ending Balance	57,918,371	1,958,445	54,157,639	1,778,090	48,996,463	1,559,485

Retained Deficit:
Beginning Balance		(172,127)		(109,516)		(50,305)
Net Income		56,324		75,122		58,761
Share Dividends		(168,788)		(137,733)		(117,972)
Ending Balance		(284,591)		(172,127)		(109,516)

Accumulated Other Comprehensive Loss (Net of Tax Benefits):
Beginning Balance		(74,981)		(24,484)		(5,187)
Equity in Other Comprehensive Loss of Equity Method Investees (Net of Tax Benefits of $58,950, $28,798 and $11,828)		(103,359)		(50,497)		(19,297)
Ending Balance		(178,340)		(74,981)		(24,484)

Total Shareholders’ Equity	57,918,373	$1,495,614	54,157,641	$1,531,082	48,996,465	$1,425,585

The accompanying notes are an integral part of these statements.

Item 8. Financial Statements and Supplementary Data. (continued)	KMR Form 10-K

CONSOLIDATED STATEMENTS OF CASH FLOWS
Kinder Morgan Management, LLC and Subsidiary

Increase (Decrease) in Cash and Cash Equivalents

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
Cash Flows From Operating Activities:
Net Income	$56,324	$75,122	$58,761
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Deferred Income Taxes	32,124	38,360	36,014
Equity in Earnings of Kinder Morgan Energy Partners, L.P.	(88,448)	(113,482)	(94,775)
Decrease (Increase) in Accounts Receivable	2,627	(10,196)	(260)
(Increase) Decrease in Other Current Assets	(773)	773	3,318
(Decrease) Increase in Accounts Payable	1,396	(1,490)	(677)
(Decrease) Increase in Other Current Liabilities	(3,250)	10,913	(2,381)
Net Cash Flows Provided by Operating Activities	-	-	-

Cash Flows From Investing Activities:
Purchase of i-units of Kinder Morgan Energy Partners, L.P.	-	(67,528)	-
Net Cash Flows Used in Investing Activities	-	(67,528)	-

Cash Flows From Financing Activities:
Shares Issued	-	67,603	-
Share Issuance Costs	-	(75)	-
Net Cash Flows Provided by Financing Activities	-	67,528	-

Net Increase in Cash and Cash Equivalents	-	-	-
Cash and Cash Equivalents at Beginning of Period	-	-	-
Cash and Cash Equivalents at End of Period	$-	$-	$-

The accompanying notes are an integral part of these statements.

Item 8. Financial Statements and Supplementary Data. (continued)	KMR Form 10-K

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  General

Kinder Morgan Management, LLC is a publicly traded Delaware limited liability company that was formed on February 14, 2001. Kinder Morgan G.P., Inc., an indirect wholly owned subsidiary of Kinder Morgan, Inc., (a midstream energy company traded on the New York Stock Exchange under the symbol “KMI”), owns all of our voting shares. References to “we,” “our” or “the Company” are intended to mean Kinder Morgan Management, LLC and its consolidated subsidiary.

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

(B) Accounting for Investment in Kinder Morgan Energy Partners, L.P.

We use the equity method of accounting for our investment in Kinder Morgan Energy Partners, L.P., which investment is further described in Notes 3 and 4. Kinder Morgan Energy Partners, L.P. is a publicly traded limited partnership and is traded on the New York Stock Exchange under the symbol “KMP.” We record, in the period in which it is earned, our share of the earnings of Kinder Morgan Energy Partners, L.P. attributable to the i-units we own. We receive distributions from Kinder Morgan Energy Partners, L.P. in the form of additional i-units, which increase the number of i-units we own. We issue additional shares (or fractions thereof) of the Company to our existing shareholders in an amount equal to the additional i-units received from Kinder Morgan Energy Partners, L.P. At December 31, 2005, through our ownership of i-units, we owned approximately 26.3% of all of Kinder Morgan Energy Partners, L.P.’s outstanding limited partner interests.

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

Item 8. Financial Statements and Supplementary Data. (continued)	KMR Form 10-K

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

Our long-term deferred income tax liability of $62.4 million and $82.6 million at December 31, 2005 and 2004, respectively, results from recognition of the increased investment associated with recording our equity in the earnings of Kinder Morgan Energy Partners, L.P. The effective tax rate utilized in computing our income tax provision was 36.3% for 2005, 33.8% for 2004 and 38% for 2003. The effective tax rate includes the 35% federal statutory rate, a provision for state income taxes and a reduction of 2.5% in 2004 due to a reduction in the state tax rate on our cumulative deferred tax liability.

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

3.  Capitalization

Our authorized capital structure consists of two classes of interests: (1) our listed shares and (2) our voting shares, collectively referred to in this document as our “shares.” Prior to the May 2001 initial public offering of our shares, our issued capitalization consisted of $100,000 contributed by Kinder Morgan, G.P., Inc. for two voting shares. At December 31, 2005, Kinder Morgan, Inc. owned approximately 10.0 million, or approximately 17.2% of our outstanding shares.

On November 8, 2005, Kinder Morgan Energy Partners, L.P. issued 2.6 million common units in a public offering at a price of $51.75 per common unit, receiving total net proceeds (after underwriting discount) of $130.1 million. We did not acquire any of these common units. This transaction changed our percentage ownership of Kinder Morgan Energy Partners, L.P. and had the associated effects of increasing our (i) investment in the net assets of Kinder Morgan Energy Partners, L.P. by $4.0 million,

Item 8. Financial Statements and Supplementary Data. (continued)	KMR Form 10-K

(ii) associated accumulated deferred income taxes by $1.5 million and (iii) paid-in capital by $2.5 million.

In August and September 2005, Kinder Morgan Energy Partners, L.P. issued an aggregate of 5.75 million common units in a public offering at a price of $51.25 per common unit, receiving total net proceeds (after underwriting discount) of $283.6 million. We did not acquire any of these common units. Also in August 2005, Kinder Morgan Energy Partners, L.P. issued 64,412 common units as partial consideration for the acquisition of General Stevedores, L.P. These issuances, collectively, changed our percentage ownership of Kinder Morgan Energy Partners, L.P. and had the associated effects of increasing our (i) investment in the net assets of Kinder Morgan Energy Partners, L.P. by $12.0 million, (ii) associated accumulated deferred income taxes by $4.3 million and (iii) paid-in capital by $7.7 million.

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

In February 2004, Kinder Morgan Energy Partners, L.P. issued 5.3 million common units in a public offering at a price of $46.80 per common unit, receiving total net proceeds (after underwriting discount) of $237.8 million. We did not acquire any of these common units. On March 25, 2004, we closed the issuance and sale of 360,664 of our listed shares in a limited registered offering. None of the shares from our offering were purchased by Kinder Morgan, Inc. We used the net proceeds of approximately $14.9 million from the offering to buy additional i-units from Kinder Morgan Energy Partners, L.P. In November 2004, Kinder Morgan Energy Partners, L.P. issued 5.5 million common units in a public offering at a price of $46.00 per common unit. An additional 0.6 million common units were issued by Kinder Morgan Energy Partners, L.P. in December 2004 in order to meet the underwriters’ over-allotment option. Kinder Morgan Energy Partners, L.P. received total net proceeds (after underwriting discount) from these offerings of $268.3 million. We did not acquire any of these common units. Also in November 2004, we closed the issuance and sale of 1.3 million of our listed shares in a limited registered offering. None of the shares from our offering were purchased by Kinder Morgan, Inc. We used the net proceeds of approximately $52.6 million from the offering to buy additional i-units from Kinder Morgan Energy Partners, L.P. These issuances, collectively, changed our percentage ownership of Kinder Morgan Energy Partners, L.P. and had the associated effects of increasing our (i) investment in the net assets of Kinder Morgan Energy Partners, L.P. by $23.6 million, (ii) associated accumulated deferred income taxes by $8.6 million and (iii) paid-in capital by $15.0 million. See Note 2(B).

In June 2003, Kinder Morgan Energy Partners, L.P. issued 4.6 million common units in a public offering at a price of $39.35 per common unit, receiving total net proceeds (after underwriting discount) of $173.3 million. We did not acquire any of these common units. This issuance of common units by Kinder Morgan Energy Partners, L.P. changed our percentage ownership of Kinder Morgan Energy Partners, L.P. and had the associated effects of increasing our (i) investment in the net assets of Kinder Morgan Energy Partners by $6.4 million, (ii) associated accumulated deferred income taxes by $2.4 million and (iii) paid-in capital by $4.0 million. See Note 2(B).

On February 14, 2006, we paid a share distribution of 0.017217 shares per outstanding share (997,180 total shares) to shareholders of record as of January 31, 2006, based on the $0.80 per common unit distribution declared by Kinder Morgan Energy Partners, L.P. This distribution is paid in the form of additional shares or fractions thereof based on the average market price of a share determined for a ten-trading day period ending on the trading day immediately prior to the ex-dividend date for our shares.

Item 8. Financial Statements and Supplementary Data. (continued)	KMR Form 10-K

4.  Business Activities and Related Party Transactions

At no time after our formation and prior to our initial public offering did we have any operations or own any interest in Kinder Morgan Energy Partners, L.P. Upon the closing of our initial public offering in May 2001, we became a limited partner in Kinder Morgan Energy Partners, L.P. and, pursuant to a delegation of control agreement, we assumed the management and control of its business and affairs. Under the delegation of control agreement, Kinder Morgan G.P., Inc. delegated to us, to the fullest extent permitted under Delaware law and the Kinder Morgan Energy Partners, L.P. partnership agreement, all of Kinder Morgan G.P., Inc.’s power and authority to manage and control the business and affairs of Kinder Morgan Energy Partners, L.P., subject to Kinder Morgan G.P., Inc.’s right to approve certain transactions. Kinder Morgan Energy Partners, L.P. will either pay directly or reimburse us for all expenses we incur in performing under the delegation of control agreement and will be obligated to indemnify us against claims and liabilities provided that we have acted in good faith and in a manner we believed to be in, or not opposed to, the best interests of Kinder Morgan Energy Partners, L.P. and the indemnity is not prohibited by law. Kinder Morgan Energy Partners, L.P. consented to the terms of the delegation of control agreement including Kinder Morgan Energy Partners, L.P.’s indemnity and reimbursement obligations. We do not receive a fee for our service under the delegation of control agreement, nor do we receive any margin or profit on the expense reimbursement. We incurred approximately $178.4 million, $167.4 million and $140.4 million of expenses during the years ended December 31, 2005, 2004 and 2003, respectively, on behalf of Kinder Morgan Energy Partners, L.P. The expense reimbursements by Kinder Morgan Energy Partners, L.P. to us are accounted for as a reduction to the expense incurred by us. The net monthly balance payable or receivable from these activities is settled in cash in the following month. At December 31, 2005, $22.2 million, primarily a receivable from Kinder Morgan Energy Partners, L.P., is recorded in the caption “Accounts Receivable, Related Party” in the accompanying Consolidated Balance Sheet.

Kinder Morgan Services LLC is our wholly owned subsidiary and provides centralized payroll and employee benefits services to us, Kinder Morgan G.P., Inc., Kinder Morgan Energy Partners, L.P. and Kinder Morgan Energy Partners, L.P.’s operating partnerships and subsidiaries (collectively, the “Group”). Employees of KMGP Services Company, Inc., a subsidiary of Kinder Morgan G.P., Inc., are assigned to work for one or more members of the Group. When they do so, they remain under our ultimate management and control. The direct costs of all compensation, benefits expenses, employer taxes and other employer expenses for these employees are allocated and charged by Kinder Morgan Services LLC to the appropriate members of the Group, and the members of the Group reimburse Kinder Morgan Services LLC for their allocated shares of these direct costs. There is no profit or margin charged by Kinder Morgan Services LLC to the members of the Group. The administrative support necessary to implement these payroll and benefits services is provided by the human resource department of Kinder Morgan, Inc., and the related administrative costs are allocated to members of the Group in accordance with expense allocation procedures. The effect of these arrangements is that each member of the Group bears the direct compensation and employee benefits costs of its assigned or partially assigned employees, as the case may be, while also bearing its allocable share of administrative costs. Pursuant to its limited partnership agreement, Kinder Morgan Energy Partners, L.P. reimburses Kinder Morgan Services LLC for its share of these administrative costs, and such reimbursements are accounted for as described above. During the twelve months ended December 31, 2005, 2004 and 2003 the expenses totaled approximately $215.3 million, $172.6 million and $165.8 million, respectively.

Item 8. Financial Statements and Supplementary Data. (continued)	KMR Form 10-K

5.  Summarized Financial Information for Kinder Morgan Energy Partners, L.P.

Following is summarized financial information for Kinder Morgan Energy Partners, L.P., a publicly traded limited partnership in which we own a significant interest. Additional information on Kinder Morgan Energy Partners, L.P.’s results of operations and financial position are contained in its 2005 Annual Report on Form 10-K, which is attached to this report as Exhibit 99.1.

Summarized Income Statement Information

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
Operating Revenues	$9,787,128	$7,932,861	$6,624,322
Operating Expenses	8,773,606	6,958,865	5,817,633
Operating Income	$1,013,522	$973,996	$806,689

Income Before Cumulative Effect of a Change in Accounting Principle	$812,227	$831,578	$693,872

Net Income	$812,227	$831,578	$697,337

Summarized Balance Sheet Information

	As of December 31,
	2005	2004
	(In thousands)
Current Assets	$1,215,224	$853,171
Noncurrent Assets	$10,708,238	$9,699,771

Current Liabilities	$1,808,885	$1,180,855
Noncurrent Liabilities	$6,458,506	$5,429,921
Minority Interest	$42,331	$45,646

6.  Recent Accounting Pronouncements

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

Item 8. Financial Statements and Supplementary Data. (continued)	KMR Form 10-K

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

For general partners of all new limited partnerships formed, and for existing limited partnerships for which the partnership agreements are modified, the guidance in EITF 04-5 is effective after June 29, 2005. For general partners in all other limited partnerships, the guidance is effective no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005 (January 1, 2006, for us). The implementation of this Issue will have no impact on our consolidated financial statements.

We do not expect these pronouncements to have a significant impact on our financial statements, except for any impacts that may result from changes in our equity in earnings of Kinder Morgan Energy Partners, L.P. as a result of its adoption of these pronouncements.

Item 8. Financial Statements and Supplementary Data. (continued)	KMR Form 10-K

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Quarterly Operating Results for 2005 and 2004

	2005-Three Months Ended
	March 31	June 30	September 30	December 31
	(In thousands except per share amounts)
Equity in Earnings (Losses) of Kinder Morgan Energy Partners, L.P.	$29,422	$27,825	$32,621	$(1,420)
Income Tax Provision (Benefit)	10,686	10,106	11,848	(516)
Net Income (Loss)	$18,736	$17,719	$20,773	$(904)

Earnings (Loss) Per Share, Basic and Diluted	$0.34	$0.32	$0.37	$(0.02)

Number of Shares Used in Computing Basic and Diluted Earnings Per Share	54,646	55,632	56,571	57,472

	2004-Three Months Ended
	March 31	June 30	September 30	December 31
	(In thousands except per share amounts)
Equity in Earnings of Kinder Morgan Energy Partners, L.P.	$25,653	$25,662	$30,591	$31,576
Provision for Income Taxes	9,748	9,752	11,624	7,236
Net Income	$15,905	$15,910	$18,967	$24,340

Earnings Per Share, Basic and Diluted	$0.32	$0.31	$0.37	$0.46

Number of Shares Used in Computing Basic and Diluted Earnings Per Share	49,435	50,596	51,498	53,168

Supplemental Information on Oil and Gas Producing Activities (Unaudited)

We do not directly have oil and gas producing activities, however, our equity method investee, Kinder Morgan Energy Partners, L.P., does have significant oil and gas producing activities. The Supplementary Information on Oil and Gas Producing Activities that follows is presented as required by SFAS No. 69, Disclosures about Oil and Gas Producing Activities, and represents our equity interest in the oil and gas producing activities of Kinder Morgan Energy Partners, L.P. Our proportionate share of Kinder Morgan Energy Partners, L.P.’s capitalized costs, costs incurred and results of operations from oil and gas producing activities consisted of the following:

	December 31,
	2005	2004	2003
	(In thousands)
Net Capitalized Costs	$287,433	$245,006	$194,101
Costs Incurred for the Year Ended	74,264	75,294	150,539	[1]
Results of Operations for the Year Ended	30,939	21,054	10,473	[1]

1

Includes amounts relating to Kinder Morgan Energy Partners, L.P.’s previous 15% ownership interest in MKM Partners, L.P., which Kinder Morgan Energy Partners, L.P. accounted for under the equity method. MKM Partners, L.P. was dissolved on June 30, 2003.

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

Item 8. Financial Statements and Supplementary Data. (continued)	KMR Form 10-K

reservoirs under existing economic and operating conditions, that is, prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations or declines based upon future conditions. Proved developed reserves are the quantities of crude oil, natural gas liquids and natural gas expected to be recovered through existing investments in wells and field infrastructure under current operating conditions. Proved undeveloped reserves require additional investments in wells and related infrastructure in order to recover the production.

The standardized measure of discounted cash flows is based on assumptions including year-end market pricing, future development and production costs and projections of future abandonment costs.  A discount factor of 10% is applied annually to the future net cash flows.

The table below represents our proportionate share of Kinder Morgan Energy Partners, L.P.’s (i) estimate of proved crude oil, natural gas liquids and natural gas reserves and (ii) standardized measure of discounted cash flows.

	December 31,
	2005	2004	2003	2002[1]
Proved Reserves:
Crude Oil (MBbls)	36,584	31,723	29,619	18,838
Natural Gas Liquids (MBbls)	4,892	5,191	4,131	4,008
Natural Gas (MMcf)[2]	555	408	836	4,592
Standardized Measure of Discounted Cash Flows for the Year Ended	$792,497	$524,304	$357,589	$140,834

1

Includes amounts relating to Kinder Morgan Energy Partners, L.P.’s previous 15% ownership interest in MKM Partners, L.P., which Kinder Morgan Energy Partners, L.P. accounted for under the equity method. MKM Partners, L.P. was dissolved on June 30, 2003.

2

Natural gas reserves are computed at 14.65 pounds per square inch absolute and 60 degrees Fahrenheit.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2005, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective in all material respects to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required, and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure. There has been no change in our internal control over financial reporting during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9A. Controls and Procedures. (continued)	KMR Form 10-K

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None

KMR Form 10-K

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

Name	Age	Position
Richard D. Kinder	61	Director, Chairman and Chief Executive Officer
C. Park Shaper	37	Director and President
Steven J. Kean	44	Executive Vice President and Chief Operating Officer
Edward O. Gaylord	74	Director
Gary L. Hultquist	62	Director
Perry M. Waughtal	70	Director
Kimberly A. Dang	36	Vice President, Investor Relations and Chief Financial Officer
Jeffrey R. Armstrong	37	Vice President (President, Terminals)
Thomas A. Bannigan	52	Vice President (President, Products Pipelines)
Richard T. Bradley	50	Vice President (President, CO2)
David D. Kinder	31	Vice President, Corporate Development and Treasurer
Joseph Listengart	37	Vice President, General Counsel and Secretary
Scott E. Parker	45	Vice President (President, Natural Gas Pipelines)
James E. Street	49	Vice President, Human Resources and Administration

Richard D. Kinder is Director, Chairman and Chief Executive Officer of Kinder Morgan Management, LLC, Kinder Morgan G.P., Inc. and Kinder Morgan, Inc. Mr. Kinder has served as Director, Chairman and Chief Executive Officer of Kinder Morgan Management, LLC since its formation in February 2001. He was elected Director, Chairman and Chief Executive Officer of Kinder Morgan, Inc. in October 1999. He was elected Director, Chairman and Chief Executive Officer of Kinder Morgan G.P., Inc. in February 1997. Mr. Kinder was elected President of Kinder Morgan Management, LLC, Kinder Morgan G.P., Inc. and Kinder Morgan, Inc. in July 2004 and served as President until May 2005. Mr. Kinder is the uncle of David Kinder, Vice President, Corporate Development and Treasurer of Kinder Morgan Management, LLC, Kinder Morgan G.P., Inc. and Kinder Morgan, Inc.

C. Park Shaper is Director and President of Kinder Morgan Management, LLC and Kinder Morgan G.P., Inc. and President of Kinder Morgan, Inc. Mr. Shaper was elected President of Kinder Morgan Management, LLC, Kinder Morgan G.P., Inc. and Kinder Morgan, Inc. in May 2005. He served as Executive Vice President of Kinder Morgan Management, LLC, Kinder Morgan G.P., Inc. and Kinder Morgan, Inc. from July 2004 until May 2005. Mr. Shaper was elected Director of Kinder Morgan Management, LLC and Kinder Morgan G.P., Inc. in January 2003. He was elected Vice President, Treasurer and Chief Financial Officer of Kinder Morgan Management, LLC upon its formation in February 2001, and served as its Treasurer until January 2004, and its Chief Financial Officer until May 2005. He was elected Vice President, Treasurer and Chief Financial Officer of Kinder Morgan, Inc. in January 2000, and served as its Treasurer until January 2004, and its Chief Financial Officer until May 2005. Mr. Shaper was elected Vice President, Treasurer and Chief Financial Officer of Kinder Morgan G.P., Inc. in January 2000, and served as its Treasurer until January 2004, and its Chief Financial Officer until May 2005. He received a Masters of Business Administration degree from the J.L. Kellogg Graduate School of Management at Northwestern University. Mr. Shaper also has a Bachelor of Science degree in Industrial Engineering and a Bachelor of Arts degree in Quantitative Economics from Stanford University.

Item 10. Directors and Executive Officers of the Registrant. (continued)	KMR Form 10-K

Steven J. Kean is Executive Vice President and Chief Operating Officer of Kinder Morgan Management, LLC, Kinder Morgan G.P., Inc. and Kinder Morgan Inc.  Mr. Kean was elected Executive Vice President and Chief Operating Officer of Kinder Morgan Management, LLC, Kinder Morgan G.P., Inc. and Kinder Morgan Inc. in January 2006. He served as Executive Vice President, Operations of Kinder Morgan Management, LLC, Kinder Morgan G.P., Inc. and Kinder Morgan Inc. from May 2005 to January 2006. He served as President, Texas Intrastate Pipeline Group from June 2002 until May 2005. He served as Vice President of Strategic Planning for the Kinder Morgan Gas Pipeline Group from January 2002 until June 2002.  Until December 2001, Mr. Kean was Executive Vice President and Chief of Staff of Enron Corp.  Mr. Kean received his Juris Doctor from the University of Iowa in May 1985 and received a Bachelor of Arts degree from Iowa State University in May 1982.

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

Kimberly A. Dang, formerly Kimberly J. Allen, is Vice President, Investor Relations and Chief Financial Officer of Kinder Morgan Management, LLC, Kinder Morgan G.P., Inc. and Kinder Morgan, Inc. Mrs. Dang was elected Chief Financial Officer of Kinder Morgan Management, LLC, Kinder Morgan G.P., Inc. and Kinder Morgan, Inc. in May 2005. She served as Treasurer of Kinder Morgan Management, LLC, Kinder Morgan G.P., Inc. and Kinder Morgan, Inc. from January 2004 to May 2005. She was elected Vice President, Investor Relations of Kinder Morgan Management, LLC, Kinder Morgan G.P., Inc. and Kinder Morgan, Inc. in July 2002. From November 2001 to July 2002, she served as Director, Investor Relations. From May 2001 until November 2001, Mrs. Dang was an independent financial consultant. From September 2000 until May 2001, she served as an associate and later a principal at Murphee Venture Partners, a venture capital firm. Mrs. Dang has received a Masters in Business Administration degree from the J.L. Kellogg Graduate School of Management at Northwestern University and a Bachelor of Business Administration degree in accounting from Texas A&M University.

Jeffrey R. Armstrong is Vice President (President, Terminals) of Kinder Morgan Management, LLC and Kinder Morgan G.P., Inc. Mr. Armstrong became Vice President (President, Terminals) in July 2003. He served as President, Kinder Morgan Liquids Terminals LLC from March 1, 2001, when the company was formed via the acquisition of GATX Terminals, through July 2003. From 1994 to 2001, Mr. Armstrong worked for GATX Terminals, where he was General Manager of their East Coast operations. He received his bachelor’s degree from the United States Merchant Marine Academy and an MBA from the University of Notre Dame.

Item 10. Directors and Executive Officers of the Registrant. (continued)	KMR Form 10-K

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

David D. Kinder is Vice President, Corporate Development and Treasurer of Kinder Morgan Management, LLC, Kinder Morgan G.P., Inc. and Kinder Morgan, Inc. Mr. Kinder was elected Treasurer of Kinder Morgan Management, LLC, Kinder Morgan G.P., Inc. and Kinder Morgan, Inc. in May 2005. He was elected Vice President, Corporate Development of Kinder Morgan Management, LLC, Kinder Morgan G.P., Inc. and Kinder Morgan, Inc. in October 2002. He served as manager of corporate development for Kinder Morgan G.P., Inc. and Kinder Morgan, Inc. from January 2000 to October 2002. Mr. Kinder graduated cum laude with a Bachelors degree in Finance from Texas Christian University in 1996. Mr. Kinder is the nephew of Richard D. Kinder.

Joseph Listengart is Vice President, General Counsel and Secretary of Kinder Morgan Management, LLC, Kinder Morgan G.P., Inc. and Kinder Morgan, Inc. Mr. Listengart was elected Vice President, General Counsel and Secretary of Kinder Morgan Management, LLC upon its formation in February 2001. He was elected Vice President and General Counsel of Kinder Morgan G.P., Inc. and Vice President, General Counsel and Secretary of Kinder Morgan, Inc. in October 1999. Mr. Listengart was elected Kinder Morgan G.P., Inc.’s Secretary in November 1998 and has been an employee of Kinder Morgan G.P., Inc. since March 1998. Mr. Listengart received his Masters in Business Administration from Boston University in January 1995, his Juris Doctor, magna cum laude, from Boston University in May 1994, and his Bachelor of Arts degree in Economics from Stanford University in June 1990.

Scott E. Parker is Vice President (President, Natural Gas Pipelines) of Kinder Morgan Management, LLC, Kinder Morgan G.P., Inc. and Kinder Morgan, Inc. He was elected Vice President (President, Natural Gas Pipelines) of Kinder Morgan Management, LLC, Kinder Morgan G.P., Inc. and Kinder Morgan, Inc. in May 2005.  Mr. Parker served as Co-President of Kinder Morgan, Inc.’s Natural Gas Pipeline Company of America, or NGPL, from March 2003 to May 2005. Mr. Parker served as Vice President, Business Development of NGPL from January 2001 to March 2003. He held various positions at NGPL from January 1984 to January 2001. Mr. Parker holds a Bachelor’s degree in accounting from Governors State University.

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

Item 10. Directors and Executive Officers of the Registrant. (continued)	KMR Form 10-K

Business Administration degree from the University of Nebraska at Omaha and a Bachelor of Science degree from the University of Nebraska at Kearney.

Corporate Governance

Pursuant to a delegation of control agreement among Kinder Morgan Energy Partners, L.P., its general partner, us and others, we manage and control the business and affairs of Kinder Morgan Energy Partners, L.P., except that we cannot take certain specified actions without the approval of Kinder Morgan Energy Partners, L.P.’s general partner. The limited partnership agreement of Kinder Morgan Energy Partners, L.P. provides for a general partner of the Partnership rather than a board of directors. Through the operation of Kinder Morgan Energy Partners, L.P.’s limited partnership agreement and the delegation of control agreement, our board of directors performs the functions of and is the equivalent of a board of directors of Kinder Morgan Energy Partners, L.P. Similarly, the standing committees of our board function as standing committees of the board of Kinder Morgan Energy Partners, L.P. Our board of directors is comprised of the same persons who comprise Kinder Morgan Energy Partners, L.P.’s general partner’s board of directors. References in this report to the board mean our board acting as the delegate of and as the board of directors of Kinder Morgan Energy Partners, L.P.’s general partner, and references to committees mean committees of the board acting as the delegate of and as the committees of the board of directors of Kinder Morgan Energy Partners, L.P.’s general partner.

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

•

If the director is at the date of determination a current employee, or has an immediate family member that is at the date of determination a current executive officer, of another company that has made payments to, or received payments from, Kinder Morgan Energy Partners, L.P. and its affiliates for property or services in an amount which, in each of the three fiscal years prior to the date of determination, was less than the greater of $1.0 million or 2% of such other company’s annual consolidated gross revenues. Contributions to tax-exempt organizations are not considered payments for purposes of this determination;

Item 10. Directors and Executive Officers of the Registrant. (continued)	KMR Form 10-K

•

If the director is also a director, but is not an employee or executive officer, of Kinder Morgan Energy Partners, L.P.’s general partner or another affiliate or affiliates of us or Kinder Morgan Energy Partners, L.P., so long as such director is otherwise independent; and

•

If the director beneficially owns less than 10% of each class of voting securities of us, Kinder Morgan, Inc., Kinder Morgan Energy Partners, L.P. or its general partner.

The board has affirmatively determined that Messrs. Gaylord, Hultquist and Waughtal, who constitute a majority of the directors, are independent as described in our governance guidelines and the New York Stock Exchange rules. Each of them meets the standards above and has no other relationship with us. In conjunction with all regular quarterly and certain special board meetings, these three non-management directors also meet in executive session without members of management. In January 2006, Mr. Hultquist was elected for a one year term to serve as lead director to develop the agendas for and moderate these executive sessions of independent directors.

We have a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934 comprised of Messrs. Gaylord, Hultquist and Waughtal. Mr. Waughtal is the chairman of the audit committee and has been determined by the board to be an “audit committee financial expert.” The governance guidelines and our audit committee charter, as well as the rules of the New York Stock Exchange and the Securities and Exchange Commission, require that members of the audit committee satisfy independence requirements in addition to those above. The board has determined that all of the members of the audit committee are independent as described under the relevant standards.

We have not, nor has Kinder Morgan Energy Partners, L.P. nor its general partner made, within the preceding three years, contributions to any tax-exempt organization in which any of our or Kinder Morgan Energy Partners, L.P.’s independent directors serves as an executive officer that in any single fiscal year exceeded the greater of $1 million or 2% of such tax-exempt organization’s consolidated gross revenues.

On March 25, 2005, our chief executive officer certified to the New York Stock Exchange, as required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual, that as of March 25, 2005, he was not aware of any violation by us of the New York Stock Exchange’s Corporate Governance listing standards. We have also filed as an exhibit to this report the Sarbanes-Oxley Act Section 302 certifications regarding the quality of our public disclosure.

We make available free of charge within the “Investors” information section of our internet website, at www.kindermorgan.com, and in print to any shareholder who requests, the governance guidelines, the charters of the audit committee, compensation committee and nominating and governance committee, and our code of business conduct and ethics (which applies to senior financial and accounting officers and the chief executive officer, among others). Requests for copies may be directed to Investor Relations, Kinder Morgan Management, LLC, 500 Dallas Street, Suite 1000, Houston, Texas 77002, or telephone (713) 369-9490. We intend to disclose any amendments to our code of business conduct and ethics that would otherwise be disclosed on Form 8-K and any waiver from a provision of that code granted to our executive officers or directors that would otherwise be disclosed on Form 8-K on our internet website within four business days following such amendment or waiver. The information contained on or connected to our internet website is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that we file with or furnish to the Securities and Exchange Commission.

Item 10. Directors and Executive Officers of the Registrant. (continued)	KMR Form 10-K

You may contact our lead director, the chairpersons of any of the board’s committees, the independent directors as a group or the full board by mail to Kinder Morgan Management, LLC, 500 Dallas Street, Suite 1000, Houston, Texas 77002, Attention: General Counsel, or by e-mail within the “Contact Us” section of our internet website, at www.kindermorgan.com. Your communication should specify the intended recipient.

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

Based solely on our review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that all Section 16(a) filing requirements were met during 2005.

KMR Form 10-K

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

Summary Compensation Table

	Annual Compensation			Long-term Compensation Awards
Name and Principal Position	Year	Salary	Bonus[1]	Restricted Stock Awards[2]		Kinder Morgan, Inc. Shares Underlying Options		All Other Compensation[6]
Richard D. Kinder	2005	$1	$-	$-		-		$-
Director, Chairman and	2004	1	-	-		-		-
CEO	2003	1	-	-		-		-

C. Park Shaper	2005	200,000	1,050,000	-		-		10,027
Director and President	2004	200,000	975,000	-		-		8,378
	2003	200,000	875,000	5,918,000	[3]	-		8,378

Steven J. Kean	2005	200,000	750,000	6,263,600	[4]	-		10,069
Executive Vice President	2004	200,000	500,000	486,320	[4]	-		8,420
and Chief Operating Officer	2003	200,000	400,000	-		10,000	[5]	14,420

Joseph Listengart	2005	200,000	975,000	-		-		9,224
Vice President, General	2004	200,000	875,000	-		-		8,378
Counsel and Secretary	2003	200,000	825,000	3,766,000	[3]	-		8,378

Scott E. Parker	2005	200,000	650,000	3,221,280	[4]	-		9,266
Vice President, (President,	2004	200,000	440,000	486,320	[4]	-		8,420
Natural Gas Pipelines)	2003	199,038	375,000	-		10,000	[5]	48,378

____________

1

Amounts earned in year shown and paid the following year.

2

As of December 31, 2005, Mr. Shaper held 112,500 shares of restricted Kinder Morgan, Inc. stock having a value of $10,344,375; Mr. Kean held 83,000 shares of restricted Kinder Morgan, Inc. stock having a value of $7,631,850; Mr. Listengart held 72,500 shares of restricted Kinder Morgan, Inc. stock having a value of $6,666,375; and Mr. Parker held 44,625 shares of restricted Kinder Morgan, Inc. stock having a value of $4,103,269. Restricted stock earns dividends at the same rate as the dividends paid to shareholders; otherwise, restricted stock awards have no value to the recipient until the restrictions are released.

3

Represent shares of restricted Kinder Morgan, Inc. stock awarded in 2003. The awards were issued under a shareholder approved plan. For the 2003 awards, value computed as the number of shares awarded times the closing price on date of grant ($53.80 at July 16, 2003). Twenty-five percent of the shares in each grant vest on the third anniversary after the date of grant and the remaining seventy-five percent of the shares in each grant vest on the fifth anniversary after the date of grant. To vest, Kinder Morgan Energy Partners, L.P. and/or Kinder Morgan, Inc. must also achieve one of the following performance hurdles during the vesting period: (i) Kinder Morgan, Inc. must earn at least $3.70 per share in any fiscal year; (ii) Kinder Morgan Energy Partners, L.P. must distribute at least $2.72 over four consecutive quarters; (iii) fund at least one year’s annual incentive program; or (iv) Kinder Morgan, Inc.’s stock price must average over $60.00 per share during any consecutive 30-day period. All of these hurdles have been met. The 2003 awards were long-term equity compensation for our current senior management through July 2008. The holders of the restricted stock awards are eligible to vote and to receive dividends declared on such shares.

4

Represent shares of restricted Kinder Morgan, Inc. stock awarded in 2005 and 2004. The awards were issued under a shareholder approved plan. For the 2005 awards, value computed as the number of shares awarded times the closing price on date of grant ($89.48 at July 20, 2005). Twenty-five percent of the shares in each grant vest on the third anniversary after the date of grant and the remaining seventy-five percent of the shares in each grant vest on the fifth anniversary after

Item 11. Executive Compensation. (continued)	KMR Form 10-K

the date of grant. To vest, Kinder Morgan Energy Partners, L.P. and/or Kinder Morgan, Inc. must also achieve one of the following performance hurdles during the vesting period: (i) Kinder Morgan, Inc. must earn at least $4.22 per share in any fiscal year; (ii) Kinder Morgan Energy Partners, L.P.  must distribute at least $3.13 over four consecutive quarters; (iii) fund at least one year’s annual incentive program; or (iv) Kinder Morgan, Inc.’s stock price must average over $90.00 per share during any consecutive 30-day period. All of these hurdles have been met. For the 2004 awards, value computed as the number of shares awarded times the closing price on date of grant ($60.79 at July 20, 2004). Fifty percent of the shares vest on the third anniversary after the date of grant and the remaining fifty percent of the shares vest on the fifth anniversary after the date of grant. The 2005 and 2004 awards were long-term equity compensation for senior managers through July 2010. The holders of the restricted stock awards are eligible to vote and to receive dividends declared on such shares.

5

Messrs. Kean and Parker were each granted 10,000 options to purchase Kinder Morgan, Inc. shares on July 16, 2003 by the compensation committee of the Kinder Morgan, Inc. board of directors under the 1999 Employee Stock Plan as part of the regular stock option grant under the program. The options have an exercise price of $53.80 per share and vest at the rate of twenty-five percent on each of the first four anniversaries after the date of grant. The compensation committee stopped granting options after 2003.

6

Amounts represent value of contributions to the Kinder Morgan Savings Plan (a 401(k) plan), value of group-term life insurance exceeding $50,000 and taxable parking subsidy. For Messrs. Kean and Parker, in 2003, each received a $6,000 lump sum amount in lieu of a promised salary increase. Mr. Parker also received $34,000 in 2003 for relocation assistance.

Kinder Morgan Savings Plan. The Kinder Morgan Savings Plan is a defined contribution 401(k) plan. The plan permits all full-time employees of Kinder Morgan, Inc. and KMGP Services Company, Inc. to contribute between 1% and 50% of base compensation, on a pre-tax basis, into participant accounts. In addition to a mandatory contribution equal to 4% of base compensation per year for most plan participants, Kinder Morgan G.P., Inc. may make discretionary contributions in years when specific performance objectives are met. Certain employees’ contributions are based on collective bargaining agreements. The mandatory contributions are made each pay period on behalf of each eligible employee. Any discretionary contributions are generally made during the first quarter following the performance year. All employer contributions, including discretionary contributions, are in the form of Kinder Morgan, Inc. stock that is immediately convertible into other available investment vehicles at the employee’s discretion. Participants may direct the investment of their contributions into a variety of investments. Plan assets are held and distributed pursuant to a trust agreement. Because levels of future compensation, participant contributions and investment yields cannot be reliably predicted over the span of time contemplated by a plan of this nature, it is impractical to estimate the annual benefits payable at retirement to the individuals listed in the Summary Compensation Table above.

For employees hired on or prior to December 31, 2004, all contributions, together with earnings thereon, are immediately vested and not subject to forfeiture. Employer contributions for employees hired on or after January 1, 2005 will vest on the second anniversary of the date of hire. Effective October 1, 2005, for new employees of Kinder Morgan Energy Partners, L.P.’s Terminals segment, a tiered employer contribution schedule was implemented. This tiered schedule provides for employer contributions of 1% for service less than one year, 2% for service between one and two years, 3% for services between two and five years, and 4% for service of five years or more. All employer contributions for Terminal employees hired after October 1, 2005 will vest on the fifth anniversary of the date of hire. Vesting and contributions for bargaining employees will follow the collective bargaining agreements.

At its July 2005 meeting, the compensation committee of the Kinder Morgan, Inc. board of directors approved a special contribution of an additional 1% of base pay into the Savings Plan for each eligible employee. Each eligible employee will receive an additional 1% company contribution based on eligible base pay each pay period beginning with the first pay period of August 2005 and continuing through the last pay period of July 2006. The additional 1% contribution is in the form of KMI common stock (the same as the current 4% contribution) and does not change or otherwise impact, the annual 4% contribution that eligible employees currently receive. It may be converted to any other Savings Plan investment fund at any time and the vesting schedule mirrors the company’s 4% contribution. Since this additional 1% company contribution is discretionary, compensation committee approval will be required

Item 11. Executive Compensation. (continued)	KMR Form 10-K

annually for each additional contribution. During the first quarter of 2006, excluding the 1% additional contribution described above, Kinder Morgan Energy Partners, L.P. will not make any additional discretionary contributions to individual accounts for 2005.

It is expected that sometime in 2006, an option to make after-tax “Roth” contributions (Roth 401(k) option) to a separate participant account will be added to the plan as an additional benefit to all participants. Unlike traditional 401(k) plans, where participant contributions are made with pre-tax dollars, earnings grow tax-deferred, and the withdrawals are treated as taxable income, Roth 401(k) contributions are made with after-tax dollars, earnings are tax-free, and the withdrawals are tax-free if they occur after both (i) the fifth year of participation in the Roth 401(k) option and (ii) attainment of age 59 ½, death or disability. Also, even though an employer matching contribution may be based entirely, or partly, on the Roth 401(k) contribution, the employer matching contribution will still be considered taxable income at the time of withdrawal.

Common Unit Option Plan. Pursuant to Kinder Morgan Energy Partners, L.P.’s Common Unit Option Plan, key personnel are eligible to receive grants of options to acquire common units. The total number of common units authorized under the option plan is 500,000. None of the options granted under the option plan may be “incentive stock options” under Section 422 of the Internal Revenue Code. If an option expires without being exercised, the number of common units covered by such option will be available for a future award. The exercise price for an option may not be less than the fair market value of a common unit on the date of grant. Kinder Morgan Management, LLC’s compensation committee administers the option plan, and the plan has a termination date of March 5, 2008.

No individual employee may be granted options for more than 20,000 common units in any year. Kinder Morgan Management, LLC’s compensation committee will determine the duration and vesting of the options to employees at the time of grant. As of December 31, 2005, options to purchase 15,300 common units were outstanding and held by 10 former Kinder Morgan G.P., Inc. employees who are now employees of Kinder Morgan, Inc. or KMGP Services Company, Inc. Forty percent of such options will vest on the first anniversary of the date of grant and twenty percent on each of the next three anniversaries. The options expire seven years from the date of grant. As of December 31, 2005, all 15,300 outstanding options were fully vested.

The option plan also granted to each of Kinder Morgan G.P., Inc.’s non-employee directors an option to purchase 10,000 common units at an exercise price equal to the fair market value of the common units at the end of the trading day on such date. Under this provision, as of December 31, 2005, options to purchase 10,000 common units are currently outstanding and held by one of Kinder Morgan G.P., Inc.’s three non-employee directors. Forty percent of all such options will vest on the first anniversary of the date of grant and twenty percent on each of the next three anniversaries. The non-employee director options will expire seven years from the date of grant. As of December 31, 2005, all 10,000 outstanding options were fully vested.

For the year ended December 31, 2005, no options to purchase common units were granted to or exercised by any of the individuals named in the Summary Compensation Table above. Furthermore, as of December 31, 2005, no person named in the Summary Compensation Table owned unexercised common unit options.

Kinder Morgan, Inc. Stock Plan.  Under Kinder Morgan, Inc.’s stock plan, employees of Kinder Morgan, Inc. and its affiliates, including employees of Kinder Morgan, Inc.’s direct and indirect subsidiaries, like KMGP Services Company, Inc., are eligible to receive grants of restricted Kinder Morgan, Inc. stock and grants of options to acquire shares of common stock of Kinder Morgan, Inc. The Compensation Committee of Kinder Morgan, Inc.’s board of directors administers this plan. The primary purpose for granting restricted Kinder Morgan, Inc. stock and Kinder Morgan, Inc. stock

Item 11. Executive Compensation. (continued)	KMR Form 10-K

options under this plan to employees of Kinder Morgan, Inc., KMGP Services Company, Inc. and Kinder Morgan Energy Partners, L.P.’s subsidiaries is to provide them with an incentive to increase the value of the common stock of Kinder Morgan, Inc. A secondary purpose of the grants is to provide compensation to those employees for services rendered to Kinder Morgan Energy Partners, L.P. and its subsidiaries. During 2005, none of the persons named in the Summary Compensation Table above were granted Kinder Morgan, Inc. stock options.

Aggregated Kinder Morgan, Inc. Stock Option Exercises in 2005
and 2005 Year-End Kinder Morgan, Inc. Stock Option Values

			Number of Shares Underlying Unexercised Options at 2005 Year-End		Value of Unexercised In-the-Money Options at 2005 Year-End[1]
Name	Shares Acquired on Exercise	Value Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
C. Park Shaper	-	$ -	195,000	25,000	$10,057,875	$ 874,000
Steven J. Kean	62,500	1,712,569	12,500	35,000	660,375	1,478,875
Joseph Listengart	-	-	56,300	-	3,671,948	-
Scott E. Parker	3,750	206,614	-	10,000	-	381,500

_____________

1

Calculated on the basis of the fair market value of the underlying shares at year-end, minus the exercise price.

Cash Balance Retirement Plan.  Employees of KMGP Services Company, Inc. and Kinder Morgan, Inc. are also eligible to participate in a Cash Balance Retirement Plan. Certain employees continue to accrue benefits through a career-pay formula, “grandfathered” according to age and years of service on December 31, 2000, or collective bargaining arrangements. All other employees accrue benefits through a personal retirement account in the Cash Balance Retirement Plan. Employees with prior service and not grandfathered converted to the Cash Balance Retirement Plan on January 1, 2001, and were credited with the current fair value of any benefits they had previously accrued through the defined benefit plan. Under the plan, we make contributions on behalf of participating employees equal to 3% of eligible compensation every pay period. In addition, discretionary contributions are made to the plan based on the performance of Kinder Morgan, Inc. and Kinder Morgan Energy Partners, L.P. No discretionary contributions were made for 2005 performance. Interest is credited to the personal retirement accounts at the 30-year U.S. Treasury bond rate, or an approved substitute, in effect each year. Employees become fully vested in the plan after five years, and they may take a lump sum distribution upon termination of employment or retirement.

The following table sets forth the estimated annual benefits payable as of December 31, 2005, under normal retirement at age sixty-five, assuming current remuneration levels without any salary projection, and participation until normal retirement at age sixty-five, with respect to the named executive officers under the provisions of the Kinder Morgan Cash Balance Retirement Plan. These benefits are subject to federal and state income taxes, where applicable, but are not subject to deduction for social security or other offset amounts.

Item 11. Executive Compensation. (continued)	KMR Form 10-K

Name	Current Credited Years of Service	Estimated Credited Years of Service at Age 65	Age as of Jan. 1, 2006	Current Compensation Covered by Plans	Estimated Annual Benefit Payable Upon Retirement[1]
Richard D. Kinder	5	8.8	61.2	$ 1	$ -
C. Park Shaper	5	32.7	37.4	200,000	62,110
Steven J. Kean	4	24.5	44.5	200,000	33,269
Joseph Listengart	5	32.5	37.6	200,000	61,358
Scott E. Parker	7	27.1	45.0	200,000	41,381

____________

1

The estimated annual benefits payable are based on the straight-life annuity form.

2005 Annual Incentive Plan. Effective January 18, 2005, Kinder Morgan, Inc. established the 2005 Annual Incentive Plan of Kinder Morgan, Inc. The plan was approved at the Kinder Morgan, Inc. shareholders meeting on May 10, 2005. The plan was established, in part, to enable the portion of an officer’s or other employee’s annual bonus based on objective performance criteria to qualify as “qualified performance–based compensation” under the Internal Revenue Code. “Qualified performance–based compensation” compensation is deductible for tax purposes. The plan permits annual bonuses to be paid to Kinder Morgan, Inc.’s officers and other employees and employees of Kinder Morgan, Inc.’s subsidiaries based on their individual performance, Kinder Morgan, Inc.’s performance and the performance of Kinder Morgan, Inc.’s subsidiaries. The plan is administered by the compensation committee of Kinder Morgan, Inc.’s Board of Directors. Under the plan, at or before the start of each calendar year, the compensation committee establishes written performance objectives. The performance objectives are based on one or more criteria set forth in the plan. The compensation committee may specify a minimum acceptable level of achievement of each performance objective below which no bonus is payable with respect to that objective. The maximum payout to any individual under the plan in any year is $2.0 million, and the compensation committee has the discretion to reduce the bonus amount in any performance period. The cash bonuses set forth in the Summary Compensation Table above were paid under the plan. Awards were granted under the plan for calendar year 2005; awards granted for calendar years prior to 2005 were granted under the 2000 Annual Incentive Plan, which was replaced by the 2005 Plan.

Compensation Committee Interlocks and Insider Participation.   Kinder Morgan Management, LLC’s compensation committee, comprised of Mr. Edward O. Gaylord, Mr. Gary L. Hultquist and Mr. Perry M. Waughtal, makes compensation decisions regarding our and Kinder Morgan G.P., Inc.’s executive officers. Mr. Richard D. Kinder and Mr. James E. Street, who are executive officers of Kinder Morgan Management, LLC, participate in the deliberations of our compensation committee concerning executive officer compensation. Mr. Kinder receives $1.00 annually in total compensation for services to Kinder Morgan, Inc., Kinder Morgan G.P., Inc. and us.

Directors Fees. Beginning in 2005, Kinder Morgan Energy Partners, L.P.’s Common Unit Compensation Plan for Non-Employee Directors, as discussed below, served as compensation for each of our three non-employee directors. In addition, directors are reimbursed for reasonable expenses in connection with board meetings. Our directors who are also employees of Kinder Morgan, Inc. do not receive compensation in their capacity as directors.

In January 2005, we terminated the Directors’ Unit Appreciation Rights Plan and implemented the Kinder Morgan Energy Partners, L.P. Common Unit Compensation Plan for Non-Employee Directors. Both plans are discussed following:

Item 11. Executive Compensation. (continued)	KMR Form 10-K

Directors’ Unit Appreciation Rights Plan.  On April 1, 2003, our compensation committee established the Kinder Morgan Energy Partners, L.P. Directors’ Unit Appreciation Rights Plan. Pursuant to this plan, each of our three non-employee directors was eligible to receive common unit appreciation rights. Upon the exercise of unit appreciation rights, we will pay, within thirty days of the exercise date, the participant an amount of cash equal to the excess, if any, of the aggregate fair market value of the unit appreciation rights exercised as of the exercise date over the aggregate award price of the rights exercised. The fair market value of one unit appreciation right as of the exercise date will be equal to the closing price of one common unit on the New York Stock Exchange on that date. The award price of one unit appreciation right will be equal to the closing price of one common unit on the New York Stock Exchange on the date of grant. Proceeds, if any, from the exercise of a unit appreciation right granted under the plan will be payable only in cash (that is, no exercise will result in the issuance of additional common units) and will be evidenced by a unit appreciation rights agreement.

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

On April 1, 2003, the date of adoption of the plan, each of our three non-employee directors was granted 7,500 unit appreciation rights. In addition, 10,000 unit appreciation rights were granted to each of our three non-employee directors on January 21, 2004, at the first meeting of the board in 2004. During the first board meeting of 2005, the plan was terminated and replaced by the Kinder Morgan Energy Partners, L.P. Common Unit Compensation Plan for Non-Employee Directors; however, all unexercised awards made under the plan remain outstanding. No unit appreciation rights were exercised during 2005, and as of December 31, 2005, 52,500 unit appreciation rights had been granted, vested and remained outstanding.

Kinder Morgan Energy Partners, L.P. Common Unit Compensation Plan for Non-Employee Directors. On January 18, 2005, our compensation committee established the Kinder Morgan Energy Partners, L.P. Common Unit Compensation Plan. The plan is administered by our compensation committee and our board has sole discretion to terminate the plan at any time. The primary purpose of this plan was to promote Kinder Morgan Energy Partners, L.P.’s interests and the interests of Kinder Morgan Energy Partners, L.P.’s unitholders by aligning the compensation of the non-employee members of our board of directors with unitholders’ interests. Further, since our success is dependent on our operation and management of Kinder Morgan Energy Partners, L.P.’s business and its resulting performance, the plan is expected to align the compensation of the non-employee members of the board with the interests of our shareholders.

The plan recognizes that the compensation to be paid to each non-employee director is fixed by our board, generally annually, and that the compensation is expected to include an annual retainer payable in cash and other cash compensation. Pursuant to the plan, in lieu of receiving the other cash compensation, each non-employee director may elect to receive common units. Each election shall be generally at or around the first board meeting in January of each calendar year and will be effective for the entire calendar year. The initial election under this plan for service in 2005 was made effective January 20, 2005. The election for 2006 was made effective January 17, 2006. A non-employee director may make a new election each calendar year. The total number of common units authorized under this compensation plan is 100,000.

Each annual election shall be evidenced by an agreement, the Common Unit Compensation Agreement, between Kinder Morgan Energy Partners, L.P. and each non-employee director, and this agreement will contain the terms and conditions of each award. Pursuant to this agreement, all common units issued

Item 11. Executive Compensation. (continued)	KMR Form 10-K

under this plan are subject to forfeiture restrictions that expire six months from the date of issuance. Until the forfeiture restrictions lapse, common units issued under the plan may not be sold, assigned, transferred, exchanged, or pledged by a non-employee director. In the event the director’s service as a director of our board is terminated prior to the lapse of the forfeiture restriction either for cause, or voluntary resignation, each director shall, for no consideration, forfeit to Kinder Morgan Energy Partners, L.P. all common units to the extent then subject to the forfeiture restrictions. Common units with respect to which forfeiture restrictions have lapsed shall cease to be subject to any forfeiture restrictions, and Kinder Morgan Energy Partners, L.P. will provide each director a certificate representing the units as to which the forfeiture restrictions have lapsed. In addition, each non-employee director shall have the right to receive distributions with respect to the common units awarded to him under the plan, to vote such common units and to enjoy all other unitholder rights, including during the period prior to the lapse of the forfeiture restrictions.

The number of common units to be issued to a non-employee director electing to receive the other cash compensation in the form of common units will equal the amount of such other cash compensation awarded, divided by the closing price of the common units on the New York Stock Exchange on the day the cash compensation is awarded (such price, the fair market value), rounded down to the nearest 50 common units. The common units will be issuable as specified in the Common Unit Compensation Agreement. A non-employee director electing to receive the other cash compensation in the form of common units will receive cash equal to the difference between (i) the other cash compensation awarded to such non-employee director and (ii) the number of common units to be issued to such non-employee director multiplied by the fair market value of a common unit. This cash payment shall be payable in four equal installments (together with the annual cash retainer) generally around March 31, June 30, September 30 and December 31 of the calendar year in which such cash compensation is awarded.

On January 18, 2005, the date of adoption of the plan, each of our three non-employee directors was awarded a cash retainer of $40,000, which was paid quarterly during 2005, and other cash compensation of $79,750. The total compensation of $119,750 was for board service during 2005. Effective January 20, 2005, each non-employee director elected to receive the other cash compensation of $79,750 in the form of Kinder Morgan Energy Partners, L.P. common units and was issued 1,750 common units pursuant to the plan and its agreements (based on the $45.55 closing market price of Kinder Morgan Energy Partners, L.P. common units on January 18, 2005, as reported on the New York Stock Exchange). Also, consistent with the plan, the $37.50 of other cash compensation that did not equate to a whole common unit, based on the January 18, 2005 closing price, was paid to each of the non-employee directors as described above. No other compensation was paid to the non-employee directors during 2005.

On January 17, 2006, each of our three non-employee directors was awarded a cash retainer of $72,220, which will be paid quarterly during 2006, and other cash compensation of $87,780. The total compensation of $160,000 is for board service during 2006. Effective January 17, 2006, each non-employee director elected to receive the other cash compensation of $87,780 in the form of Kinder Morgan Energy Partners, L.P. common units and was issued 1,750 common units pursuant to the plan and its agreements (based on the $50.16 closing market price of Kinder Morgan Energy Partners, L.P. common units on January 17, 2006, as reported on the New York Stock Exchange). The annual cash retainer will be paid to each of the non-employee directors as described above. No other compensation will be paid to the non-employee directors during 2006.

KMR Form 10-K

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information as of January 31, 2006, regarding (a) the beneficial ownership of (i) Kinder Morgan Energy Partners, L.P.’s common and Class B units, (ii) our shares and (iii) the common stock of Kinder Morgan, Inc., the parent company of Kinder Morgan G.P., Inc., by all our directors and those of Kinder Morgan G.P., Inc., by each of the named executive officers and by all our directors and executive officers as a group and (b) the beneficial ownership of Kinder Morgan Energy Partners, L.P.’s common and Class B units or our shares by all persons known by us to own beneficially at least 5% of Kinder Morgan Energy Partners, L.P.’s common and Class B units and our shares. Unless otherwise noted, the address of each person below is c/o Kinder Morgan Energy Partners, L.P., 500 Dallas Street, Suite 1000, Houston, Texas 77002.

Amount and Nature of Beneficial Ownership1

	Kinder Morgan Energy Partners, L.P.				Kinder Morgan
					Management,		Kinder Morgan, Inc.
	Common Units		Class B Units		LLC Shares		Voting Stock
	Number of Units[2]	Percent of Class	Number of Units[3]	Percent of Class	Number of Shares[4]	Percent of Class	Number of Shares[5]	Percent of Class
Richard D. Kinder[6]	315,979	*	-	-	55,695	*	24,000,000	17.90%
C. Park Shaper[7]	4,000	*	-	-	2,708	*	351,932	*
Edward O. Gaylord[8]	36,500	*	-	-	-	-	2,000	*
Gary L. Hultquist[9]	14,500	*	-	-	-	-	-	-
Perry M. Waughtal[10]	40,800	*	-	-	40,202	*	60,000	*
Steven J. Kean[11]	-	-	-	-	-	-	113,627	*
Joseph Listengart[12]	4,198	*	-	-	-	-	140,230	*
Scott E. Parker[13]	-	-	-	-	-	-	45,316	*
Directors and Executive
Officers as a group
(14 persons)[14]	429,377	*	-	-	103,351	*	25,069,687	18.70%
Kinder Morgan, Inc.[15]	14,355,735	9.14%	5,313,400	100.00%	8,951,851	15.46%	-	-
Fayez Sarofim[16]	7,729,948	5.00%	-	-	-	-	-	-
Kayne Anderson Capital
Advisors, L.P. [17]	-	-	-	-	6,250,520	10.79%	-	-
OppenheimerFunds, Inc.[18]	-	-	-	-	5,047,640	8.72%	-	-
Tortoise Capital
Advisors, L.L.C.[19]	-	-	-	-	3,728,878	6.44%	-	-

______________

*Less than 1%.

1

Except as noted otherwise, all units, our shares and Kinder Morgan, Inc. shares involve sole voting power and sole investment power. For Kinder Morgan Management, LLC, see note (4). On January 18, 2005, Kinder Morgan Management, LLC’s board of directors initiated a rule requiring each director to own a minimum of 10,000 common units, Kinder Morgan Management, LLC shares, or a combination thereof. If a director does not already own the minimum number of required securities, the director will have six years to acquire such securities.

2

As of January 31, 2006, Kinder Morgan Energy Partners, L.P. had 157,012,776 common units issued and outstanding.

3

As of January 31, 2006, Kinder Morgan Energy Partners, L.P. had 5,313,400 Class B units issued and outstanding.

4

Represent the limited liability company shares of Kinder Morgan Management, LLC. As of January 31, 2006, there were 57,918,373 issued and outstanding Kinder Morgan Management, LLC shares, including two voting shares owned by Kinder Morgan G.P., Inc. In all cases, Kinder Morgan Energy Partners, L.P.’s i-units will be voted in proportion to the affirmative and negative votes, abstentions and non-votes of owners of Kinder Morgan Management, LLC shares. Through the provisions in Kinder Morgan Energy Partners, L.P.’s partnership agreement and Kinder Morgan Management, LLC’s limited liability company agreement, the number of outstanding Kinder Morgan Management, LLC shares, including voting shares owned by Kinder Morgan G.P., Inc., and the number of Kinder Morgan Energy Partners, L.P.’s i-units will at all times be equal.

5

As of January 31, 2006, Kinder Morgan, Inc. had a total of 134,041,480 shares of issued and outstanding voting common stock, which excludes 14,592,001 shares held in treasury.

6

Includes (a) 7,879 common units owned by Mr. Kinder’s spouse, (b) 5,173 Kinder Morgan, Inc. shares held by Mr. Kinder’s spouse and (c) 250 Kinder Morgan, Inc. shares held by Mr. Kinder in a custodial account for his nephew. Mr. Kinder disclaims any and all beneficial or pecuniary interest in these units and shares.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters (continued)	KMR Form 10-K

7

Includes options to purchase 220,000 Kinder Morgan, Inc. shares exercisable within 60 days of January 31, 2006, and includes 110,000 shares of restricted Kinder Morgan, Inc. stock.

8

Includes 1,750 restricted common units.

9

Includes options to purchase 10,000 common units exercisable within 60 days of January 31, 2006, and includes 1,750 restricted common units.

10

Includes 1,750 restricted common units.

11

Includes options to purchase 25,000 Kinder Morgan, Inc. shares exercisable within 60 days of January 31, 2006, and includes 78,000 shares of restricted Kinder Morgan, Inc. stock.

12

Includes options to purchase 56,300 kinder Morgan, Inc. shares exercisable within 60 days of January 31, 2006, and includes 70,000 shares of restricted Kinder Morgan, Inc. stock.

13

Includes 44,000 shares of restricted Kinder Morgan, Inc. stock.

14

Includes options to purchase 10,000 common units and 432,550 Kinder Morgan, Inc. shares exercisable within 60 days of January 31, 2006, and includes 5,250 restricted common units and 489,500 shares of restricted Kinder Morgan, Inc. stock.

15

Includes common units owned by Kinder Morgan, Inc. and its consolidated subsidiaries, including 1,724,000 common units owned by Kinder Morgan G.P., Inc.

16

As reported on the Schedule 13G/A filed February 13, 2006 by Fayez Sarofim & Co. and Fayez Sarofim. Fayez Sarofim & Co. reported that in regard to Kinder Morgan Energy Partners, L.P.’s common units, it had sole voting power over 0 common units, shared voting power over 4,108,689 common units, sole disposition power over 0 common units and shared disposition power over 5,424,148 common units. Mr. Sarofim reported that in regard to Kinder Morgan Energy Partners, L.P.’s common units, he had sole voting power over 2,300,000 common units, shared voting power over 4,114,489 common units, sole disposition power over 2,300,000 common units and shared disposition power over 5,429,948 common units. Mr. Sarofim’s address is 2907 Two Houston Center, Houston, Texas 77010.

17

As reported on the Schedule 13G/A filed February 9, 2006 by Kayne Anderson Capital Advisors, L.P. and Richard A. Kayne. Kayne Anderson Capital Advisors, L.P. reported that in regard to Kinder Morgan Management, LLC shares, it had sole voting power over 0 shares, shared voting power over 6,250,520 shares, sole disposition power over 0 shares and shared disposition power over 6,250,520 shares. Mr. Kayne reports that in regard to Kinder Morgan Management, LLC shares, he had sole voting power over 988 shares, shared voting power over 6,250,520 shares, sole disposition power over 988 shares and shared disposition power over 6,250,520 shares. Kayne Anderson Capital Advisors, L.P.’s and Richard A. Kayne’s address is 1800 Avenue of the Stars, Second Floor, Los Angeles, California 90067.

18

As reported on the Schedule 13G/A filed February 8, 2006 by OppenheimerFunds, Inc. and Oppenheimer Capital Income Fund. OppenheimerFunds, Inc. reported that in regard to Kinder Morgan Management, LLC shares, it had sole voting power over 0 shares, shared voting power over 5,047,640 shares, sole disposition power over 0 shares and shared disposition power over 5,047,640 shares. Of those 5,047,640 Kinder Morgan Management, LLC shares, Oppenheimer Capital Income Fund had sole voting power over 0 shares, shared voting power over 3,510,000 shares, sole disposition power over 0 shares and shared disposition power over 3,510,000 shares. OppenheimerFunds, Inc.’s address is Two World Financial Center, 225 Liberty Street, 11th Floor, New York, New York 10281, and Oppenheimer Capital Income Fund’s address is 6803 South Tucson Way, Centennial, Colorado 80112.

19

As reported on the Schedule 13G filed February 10, 2006 by Tortoise Capital Advisors, L.L.C. Tortoise Capital Advisors, L.L.C. reported that in regard to Kinder Morgan Management, LLC shares, it had sole voting power over 0 shares, shared voting power over 3,658,188 shares, sole disposition power over 0 shares and shared disposition power over 3,728,878 shares. Tortoise Capital Advisors, L.L.C.’s address is 10801 Mastin Blvd., Suite 222, Overland Park, Kansas 66210.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters (continued)	KMR Form 10-K

Equity Compensation Plan Information

The following table sets forth information regarding Kinder Morgan Energy Partners, L.P.’s equity compensation plans as of December 31, 2005. Specifically, the table provides information regarding Kinder Morgan Energy Partners, L.P.’s Common Unit Option Plan described in Item 11. “Executive Compensation” as of December 31, 2005.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	-	-

Equity compensation plans not approved by security holders	25,300	$ 19.2494	55,400

Total	25,300		55,400

Item 13.  Certain Relationships and Related Transactions.

General and Administrative Expenses

KMGP Services Company, Inc., a subsidiary of Kinder Morgan G.P., Inc., provides employees and Kinder Morgan Services LLC, our wholly owned subsidiary, provides centralized payroll and employee benefits services to us, Kinder Morgan G.P., Inc., Kinder Morgan Energy Partners, L.P. and Kinder Morgan Energy Partners, L.P.’s operating partnerships and subsidiaries (collectively, the “Group”). Employees of KMGP Services Company, Inc. are assigned to work for one or more members of the Group. The direct costs of all compensation, benefits expenses, employer taxes and other employer expenses for these employees are allocated and charged by Kinder Morgan Services LLC to the appropriate members of the Group, and the members of the Group reimburse for their allocated shares of these direct costs. There is no profit or margin charged by Kinder Morgan Services LLC to the members of the Group. The administrative support necessary to implement these payroll and benefits services is provided by the human resource department of Kinder Morgan, Inc., and the related administrative costs are allocated to members of the Group in accordance with existing expense allocation procedures. The effect of these arrangements is that each member of the Group bears the direct compensation and employee benefits costs of its assigned or partially assigned employees, as the case may be, while also bearing its allocable share of administrative costs. Pursuant to its limited partnership agreement, Kinder Morgan Energy Partners, L.P. provides reimbursement for its share of these administrative costs and such reimbursements will be accounted for as described above. Additionally, Kinder Morgan Energy Partners, L.P. reimburses us with respect to costs incurred or allocated to us in accordance with Kinder Morgan Energy Partners, L.P.’s limited partnership agreement, the delegation of control agreement among Kinder Morgan G.P., Inc., Kinder Morgan Energy Partners, L.P., us and others, and our limited liability company agreement.

Our named executive officers and other employees that provide management or services to both Kinder Morgan, Inc. and the Group are employed by Kinder Morgan, Inc. Additionally, other Kinder Morgan, Inc. employees assist in the operation of Kinder Morgan Energy Partners, L.P.’s Natural Gas Pipeline assets. These Kinder Morgan, Inc. employees’ expenses are allocated without a profit component between Kinder Morgan, Inc. and the appropriate members of the Group.

Item 13. Certain Relationships and Related Transactions. (continued)	KMR Form 10-K

Kinder Morgan Energy Partners, L.P. Distributions

Kinder Morgan G.P., Inc.

Kinder Morgan G.P., Inc. serves as the sole general partner of Kinder Morgan Energy Partners, L.P. Pursuant to their partnership agreements, Kinder Morgan G.P., Inc.’s general partner interests represent a 1% ownership interest in Kinder Morgan Energy Partners, L.P., and a direct 1.0101% ownership interest in each of Kinder Morgan Energy Partners, L.P.’s five operating partnerships. Collectively, Kinder Morgan G.P., Inc. owns an effective 2% interest in the operating partnerships, excluding incentive distributions rights as follows:

•

its 1.0101% direct general partner ownership interest (accounted for as minority interest in the consolidated financial statements of Kinder Morgan Energy Partners, L.P.); and

•

its 0.9899% ownership interest indirectly owned via its 1% ownership interest in Kinder Morgan Energy Partners, L.P.

As of December 31, 2005, Kinder Morgan G.P., Inc. owned 1,724,000 common units, representing approximately 0.78% of Kinder Morgan Energy Partners, L.P.’s outstanding limited partner units. Kinder Morgan Energy Partners, L.P.’s partnership agreement requires that it distribute 100% of available cash, as defined in the partnership agreement, to its partners within 45 days following the end of each calendar quarter in accordance with their respective percentage interests. Available cash consists generally of all of Kinder Morgan Energy Partners, L.P.’s cash receipts, including cash received by its operating partnerships and net reductions in reserves, less cash disbursements and net additions to reserves and amounts payable to the former general partner of SFPP, L.P. in respect of its remaining 0.5% interest in SFPP, L.P.

Kinder Morgan G.P., Inc. is granted discretion by Kinder Morgan Energy Partners, L.P.’s partnership agreement, which discretion has been delegated to us, subject to the approval of Kinder Morgan G.P., Inc. in certain cases, to establish, maintain and adjust reserves for future operating expenses, debt service, maintenance capital expenditures, rate refunds and distributions for the next four quarters. These reserves are not restricted by magnitude, but only by type of future cash requirements with which they can be associated. When we determine Kinder Morgan Energy Partners, L.P.’s quarterly distributions, we consider current and expected reserve needs along with current and expected cash flows to identify the appropriate sustainable distribution level.

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

Available cash is initially distributed 98% to Kinder Morgan Energy Partners, L.P.’s limited partners and 2% to Kinder Morgan G.P., Inc. These distribution percentages are modified to provide for incentive distributions to be paid to Kinder Morgan G.P., Inc. in the event that quarterly distributions to unitholders exceed certain specified targets.

Item 13. Certain Relationships and Related Transactions. (continued)	KMR Form 10-K

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

Incentive distributions are generally defined as all cash distributions paid to Kinder Morgan G.P., Inc. that are in excess of 2% of the aggregate amount of cash and i-units being distributed. Kinder Morgan G.P., Inc.’s declared incentive distributions for the years ended December 31, 2005, 2004 and 2003 were $473.9 million, $390.7 million and $322.8 million, respectively.

Kinder Morgan, Inc.

Kinder Morgan, Inc., through its subsidiary Kinder Morgan (Delaware), Inc., remains the sole stockholder of Kinder Morgan G.P., Inc. At December 31, 2005, Kinder Morgan, Inc. directly owned 8,838,095 common units and 5,313,400 Class B units, indirectly owned 5,517,640 common units owned by its consolidated affiliates, including Kinder Morgan G.P., Inc., and owned 9,980,494 of our shares, representing an indirect ownership interest of 9,980,494 Kinder Morgan Energy Partners, L.P.’s i-units. Together, these units represent approximately 13.5% of Kinder Morgan Energy Partners, L.P.’s outstanding limited partner units. Including both its general and limited partner interests in Kinder Morgan Energy Partners, L.P., at the 2005 distribution level, Kinder Morgan, Inc. received approximately 51% of all quarterly distributions from Kinder Morgan Energy Partners, L.P., of which approximately 42% is attributable to its general partner interest and 9% is attributable to its limited partner interest. The actual level of distributions Kinder Morgan, Inc. will receive in the future will vary with the level of distributions to the limited partners determined in accordance with Kinder Morgan Energy Partners, L.P.’s partnership agreement.

Kinder Morgan Management, LLC

We, as Kinder Morgan G.P., Inc.’s delegate, are the sole owner of Kinder Morgan Energy Partners, L.P.’s 57,918,373 i-units.

Operations

Kinder Morgan, Inc. or its subsidiaries operate and maintain for Kinder Morgan Energy Partners, L.P. the assets comprising Kinder Morgan Energy Partners, L.P.’s Natural Gas Pipelines business segment. Natural Gas Pipeline Company of America, a subsidiary of Kinder Morgan, Inc., operates Trailblazer Pipeline Company’s assets under a long-term contract pursuant to which Trailblazer Pipeline Company incurs the costs and expenses related to Natural Gas Pipeline Company of America’s operating and maintaining the assets. Trailblazer Pipeline Company provides the funds for capital expenditures.

Item 13. Certain Relationships and Related Transactions. (continued)	KMR Form 10-K

Natural Gas Pipeline Company of America does not profit from or suffer loss related to its operation of Trailblazer Pipeline Company’s assets.

The remaining assets comprising Kinder Morgan Energy Partners, L.P.’s Natural Gas Pipelines business segment as well as Kinder Morgan Energy Partners, L.P.’s North System and Cypress Pipeline, which are part of Kinder Morgan Energy Partners, L.P.’s Products Pipelines business segment, are operated under agreements between Kinder Morgan, Inc. and Kinder Morgan Energy Partners, L.P. Pursuant to the applicable underlying agreements, Kinder Morgan Energy Partners, L.P. pays Kinder Morgan, Inc. either a fixed amount or actual costs incurred as reimbursement for the corporate general and administrative expenses incurred in connection with the operation of these assets. The amounts paid to Kinder Morgan, Inc. for corporate general and administrative costs, including amounts related to Trailblazer Pipeline Company, were $5.5 million of fixed costs and $24.2 million of actual costs incurred for 2005, and $8.8 million of fixed costs and $13.1 million of actual costs incurred for 2004. Kinder Morgan Energy Partners, L.P. estimates the total reimbursement for corporate general and administrative costs to be paid to Kinder Morgan, Inc. in respect of all pipeline assets operated by Kinder Morgan, Inc. and its subsidiaries for Kinder Morgan Energy Partners, L.P. for 2006 will be approximately $40.3 million, which includes $1.0 million of fixed costs (adjusted for inflation) and $39.3 million of actual costs. The expected increase in actual costs and expected decrease in fixed costs, in 2006 relative to 2005, relate to a higher level of future reimbursements being based on actual incurred expenses versus negotiated/fixed amounts.

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

Kinder Morgan, Inc. or its subsidiaries operate and maintain for Kinder Morgan Energy Partners, L.P. the power plant Kinder Morgan Energy Partners, L.P. constructed at the SACROC oil field unit, located in the Permian Basin area of West Texas. Kinder Morgan Production Company, a subsidiary of one of Kinder Morgan Energy Partners, L.P.’s operating limited partnerships, completed construction of the power plant in June 2005 at an approximate cost of $76 million. The power plant provides the majority of SACROC’s current electricity needs.

Kinder Morgan Power Company, a subsidiary of Kinder Morgan, Inc., operates and maintains the power plant under a five-year contract entered into in June 2005. Pursuant to the contract, Kinder Morgan, Inc. incurs the costs and expenses related to operating and maintaining the power plant for the production of electrical energy at the SACROC field. Such costs include supervisory personnel and qualified operating and maintenance personnel in sufficient numbers to accomplish the services provided in accordance with good engineering, operating and maintenance practices. Kinder Morgan Production Company fully reimburses Kinder Morgan, Inc.’s expenses, including all agreed-upon labor costs, and also pays to Kinder Morgan, Inc. an operating fee of $20,000 per month.

In addition, Kinder Morgan Production Company is responsible for processing and directly paying invoices for fuels utilized by the plant. Other materials, including but not limited to lubrication oil, hydraulic oils, chemicals, ammonia and any catalyst are purchased by Kinder Morgan, Inc. and invoiced monthly as provided by the contract, if not paid directly by Kinder Morgan Production Company. The amount paid to Kinder Morgan, Inc. in 2005 for operating and maintaining the power plant was $0.8 million. Kinder Morgan Energy Partners, L.P. estimates the total reimbursement to be paid to Kinder

Item 13. Certain Relationships and Related Transactions. (continued)	KMR Form 10-K

Morgan, Inc. for operating and maintaining the plant for 2006 will be approximately $2.2 million. Furthermore, Kinder Morgan Energy Partners, L.P. believes the amounts paid to Kinder Morgan, Inc. for the services they provide each year fairly reflect the value of the services performed.

KM Insurance, Ltd., referred to as KMIL, is a Bermuda insurance company and wholly-owned subsidiary of Kinder Morgan, Inc. KMIL was formed during the second quarter of 2005 as a Class 2 Bermuda insurance company, the sole business of which is to issue policies for Kinder Morgan, Inc. and Kinder Morgan Energy Partners, L.P. to secure the deductible portion of Kinder Morgan Energy Partners, L.P.’s workers compensation, automobile liability, and general liability policies placed in the commercial insurance market. Kinder Morgan Energy Partners, L.P. accrues for the cost of insurance, which is included in the related party general and administrative expenses.

From time to time in the ordinary course of business, Kinder Morgan Energy Partners, L.P. buys and sells pipeline and related services from Kinder Morgan, Inc. and its subsidiaries. Such transactions are conducted in accordance with all applicable laws and regulations and on an arms’ length basis consistent with Kinder Morgan Energy Partners, L.P.’s policies governing such transactions.

Certain of Kinder Morgan Energy Partners, L.P.’s business activities expose Kinder Morgan Energy Partners, L.P. to risks associated with changes in the market price of natural gas, natural gas liquids, crude oil and carbon dioxide. Kinder Morgan Energy Partners, L.P. performs risk management activities that involve the use of energy financial instruments to reduce these risks and protect Kinder Morgan Energy Partners, L.P.’s profit margins. Kinder Morgan Energy Partners, L.P.’s risk management policies prohibit Kinder Morgan Energy Partners, L.P. from engaging in speculative trading. Commodity-related activities of Kinder Morgan Energy Partners, L.P.’s risk management group are monitored by Kinder Morgan Energy Partners, L.P.’s risk management committee, which is a separately designated standing committee comprised of 15 executive-level employees of Kinder Morgan, Inc. or KMGP Services Company, Inc. whose job responsibilities involve operations exposed to commodity market risk and other external risks in the ordinary course of business.

Other

Generally, we make all decisions relating to the management and control of Kinder Morgan Energy Partners, L.P.’s business. Kinder Morgan G.P., Inc. owns all of our voting securities and is our sole managing member. Kinder Morgan, Inc., through its wholly owned and controlled subsidiary Kinder Morgan (Delaware), Inc., owns all the common stock of Kinder Morgan G.P., Inc. Certain conflicts of interest could arise as a result of the relationships among Kinder Morgan Energy Partners, L.P., Kinder Morgan G.P., Inc., Kinder Morgan, Inc. and us. The directors and officers of Kinder Morgan, Inc. have fiduciary duties to manage Kinder Morgan, Inc., including selection and management of its investments in its subsidiaries and affiliates, in a manner beneficial to the shareholders of Kinder Morgan, Inc. In general, we have a fiduciary duty to manage Kinder Morgan Energy Partners, L.P. in a manner beneficial to Kinder Morgan Energy Partners, L.P. unitholders. The partnership agreements for Kinder Morgan Energy Partners, L.P. and its operating partnerships contain provisions that allow us to take into account the interests of parties in addition to Kinder Morgan Energy Partners, L.P. in resolving conflicts of interest, thereby limiting our fiduciary duty to Kinder Morgan Energy Partners, L.P. unitholders, as well as provisions that may restrict the remedies available to Kinder Morgan Energy Partners, L.P. unitholders for actions taken that might, without such limitations, constitute breaches of fiduciary duty.

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

Item 13. Certain Relationships and Related Transactions. (continued)	KMR Form 10-K

interest that may arise between Kinder Morgan, Inc. or its subsidiaries, on the one hand, and Kinder Morgan Energy Partners, L.P., on the other hand.

Item 14. Principal Accounting Fees and Services.

The following sets forth fees billed for the audit and other services provided by PricewaterhouseCoopers LLP to us for the fiscal years ended December 31, 2005, and December 31, 2004:

	Year Ended December 31,
	2005	2004
	(In dollars)
Audit fees_	$189,000	$171,000
Total	$189,000	$171,000

1

Includes fees for integrated audit of annual financial statements and internal control over financial reporting, reviews of the related quarterly financial statements and reviews of documents filed with the Securities and Exchange Commission.

All services rendered by PricewaterhouseCoopers LLP are permissible under applicable laws and regulations, and are pre-approved by our audit committee. Pursuant to the charter of our audit committee, the committee’s primary purposes include the following:

•

to select, appoint, engage, oversee, retain, evaluate and terminate our external auditors;

•

to pre-approve all audit and non-audit services, including tax services, to be provided, consistent with all applicable laws, to us by our external auditors; and

•

to establish the fees and other compensation to be paid to our external auditors.

Furthermore, the audit committee will review the external auditors’ proposed audit scope and approach as well as the performance of the external auditors. It also has direct responsibility for and sole authority to resolve any disagreements between our management and our external auditors regarding financial reporting, will regularly review with the external auditors any problems or difficulties the auditors encountered in the course of their audit work, and will, at least annually, use its reasonable efforts to obtain and review a report from the external auditors addressing the following (among other items):

•

the auditors’ internal quality-control procedures;

•

any material issues raised by the most recent internal quality-control review, or peer review, of the external auditors;

•

the independence of the external auditors; and

•

the aggregate fees billed by our external auditors for each of the previous two fiscal years.

KMR Form 10-K

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a) 1.	Financial Statements

Reference is made to the index of financial statements and supplementary data under Item 8 in Part II.

2.	Financial Statement Schedules

The financial statements of Kinder Morgan Energy Partners, L.P., an equity method investee of the Registrant, are incorporated herein by reference from pages 107 through 200 of Kinder Morgan Energy Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2005.

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

We have no valuation or qualifying accounts subject to disclosure in Schedule II.

3.	Exhibits

Exhibit Number	Description

3.1	Form of Certificate of Formation of the Company (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-55868) and incorporated by reference herein).

3.2

Second Amended and Restated Limited Liability Company Agreement of the Company (filed as Exhibit 4.2 to the Company’s Registration Statement on Form 8-A/A filed on July 24, 2002 and incorporated by reference herein).

4.1	Form of certificate representing shares of the Company (filed as Exhibit 4.3 to the Company’s Registration Statement on Form 8-A/A filed on July 24, 2002 and incorporated by reference herein).

4.2

Form of Purchase Provisions between the Company and Kinder Morgan, Inc. (included as Annex B to the Second Amended and Restated Limited Liability Company Agreement filed as Exhibit 4.2 to the Company’s Registration Statement on Form 8-A/A filed on July 24, 2002 and incorporated by reference herein).

4.3

Registration Rights Agreement dated May 18, 2001 among the Company, Kinder Morgan Energy Partners, L.P. and Kinder Morgan, Inc. (Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.1

Form of Tax Indemnity Agreement between the Company and Kinder Morgan, Inc. (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-55868) and incorporated by reference herein).

Item 15. Exhibits and Financial Statement Schedules. (continued)	KMR Form 10-K

10.2

Delegation of Control Agreement among Kinder Morgan Management, LLC, Kinder Morgan G.P., Inc. and Kinder Morgan Energy Partners, L.P. and its operating partnerships (filed as Exhibit 10.1 to the Kinder Morgan Energy Partners, L.P. June 30, 2001 Form 10-Q (Commission File No. 1-11234)).

10.3

Resignation and Non-Compete Agreement, dated as of July 21, 2004, between KMGP Services, Inc. and Michael C. Morgan (Exhibit 10.4 to Kinder Morgan Management, LLC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

21.1*	List of Subsidiaries.

23.1*	Consent of PricewaterhouseCoopers LLP.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Kinder Morgan Energy Partners, L.P. Annual Report on Form 10-K for the year ended December 31, 2005.

__________

* Filed herewith.

KMR Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KINDER MORGAN MANAGEMENT, LLC (Registrant)
	By	/s/ Kimberly A. Dang
Kimberly A. Dang Vice President and Chief Financial Officer
Date: March 14, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities set forth below and as of the date set forth above.

/s/ Richard D. Kinder	Director, Chairman and Chief Executive Officer
Richard D. Kinder	(Principal Executive Officer)

/s/ Kimberly A. Dang	Vice President and Chief Financial Officer (Principal
Kimberly A. Dang	Financial Officer and Principal Accounting Officer)

/s/ Edward O. Gaylord	Director
Edward O. Gaylord

/s/ Gary L. Hultquist	Director
Gary L. Hultquist

/s/ C. Park Shaper	Director and President
C. Park Shaper

/s/ Perry M. Waughtal	Director
Perry M. Waughtal