Form 10-Q
period 2006-03-31
KINDER MORGAN MANAGEMENT LLC
filed 2006-05-10
CIK 1135017

Table of Contents

KMR Form 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

The number of shares outstanding for each of the registrant’s classes of common equity, as of April 28, 2006 was two voting shares and 58,915,551 listed shares.

  KMR Form 10-Q

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY

FORM 10-Q

QUARTER ENDED MARCH 31, 2006

  KMR Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

CONSOLIDATED BALANCE SHEETS (Unaudited)

Kinder Morgan Management, LLC and Subsidiary

	March 31, 2006	December 31, 2005
	(In thousands except shares)
ASSETS
Current Assets:
Accounts Receivable, Related Party	$8,271	$22,230
Prepayments and Other	4,077	3,498
	12,348	25,728
Investment in Kinder Morgan Energy Partners, L.P.	1,558,945	1,557,933
Total Assets	$1,571,293	$1,583,661
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$1,407	$2,648
Accrued Expenses and Other	10,865	23,004
	12,272	25,652
Deferred Income Taxes	62,775	62,395
Shareholders’ Equity:
Voting Shares - Unlimited Authorized; 2 Voting Shares Issued and Outstanding	100	100
Listed Shares - Unlimited Authorized; 58,915,551 and 57,918,371 Listed Shares Issued and Outstanding, Respectively	2,001,938	1,958,445
Retained Deficit	(308,266)	(284,591)
Accumulated Other Comprehensive Loss	(197,526)	(178,340)
Total Shareholders’ Equity	1,496,246	1,495,614
Total Liabilities and Shareholders’ Equity	$1,571,293	$1,583,661

The accompanying notes are an integral part of these statements.

  KMR Form 10-Q

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

Kinder Morgan Management, LLC and Subsidiary

	Three Months Ended March 31,
	2006	2005
	(In thousands except per share amounts)
Equity in Earnings of Kinder Morgan Energy Partners, L.P.	$31,174	$29,422
Provision for Income Taxes	11,322	10,686

Net Income	$19,852	$18,736

Earnings Per Share, Basic and Diluted	$0.34	$0.34

Number of Shares Used in Computing Basic and Diluted Earnings per Share	58,428	54,646

The accompanying notes are an integral part of these statements.

  KMR Form 10-Q

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Kinder Morgan Management, LLC and Subsidiary

Increase (Decrease) in Cash and Cash Equivalents

	Three Months Ended March 31,
	2006	2005
	(In thousands)
Cash Flows From Operating Activities:
Net Income	$19,852	$18,736
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Deferred Income Taxes	11,322	10,686
Equity in Earnings of Kinder Morgan Energy Partners, L.P.	(31,174)	(29,422)
Decrease in Accounts Receivable	13,959	10,430
Increase in Other Assets	(579)	(569)
Increase (Decrease) in Accounts Payable	(1,241)	2,667
Decrease in Other Current Liabilities	(12,139)	(12,528)
Net Cash Flows Provided by Operating Activities	-	-

Net Cash Flows Used In Investing Activities	-	-

Net Cash Flows Provided by Financing Activities	-	-

Net Increase in Cash and Cash Equivalents	-	-
Cash and Cash Equivalents at Beginning of Period	-	-
Cash and Cash Equivalents at End of Period	$-	$-

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

We have prepared the accompanying unaudited interim consolidated financial statements under the rules and regulations of the Securities and Exchange Commission. Under such rules and regulations, we have condensed or omitted certain information and notes normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America. We believe, however, that our disclosures are adequate to make the information presented not misleading. The consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of our financial results for the interim periods presented. You should read these interim consolidated financial statements in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2005 (“2005 Form 10-K”) and Kinder Morgan Energy Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2005 and Quarterly Report on Form 10-Q for the three months ended March 31, 2006. Unless the context requires otherwise, references to “we,” “us,” “our,” or the “Company” are intended to mean Kinder Morgan Management, LLC and its consolidated subsidiary, Kinder Morgan Services LLC.

2.

Earnings Per Share

Both basic and diluted earnings per share are computed based on the weighted-average number of shares outstanding during each period. There are no securities outstanding that may be converted into or exercised for shares.

3.

Share Distributions

On February 14, 2006, we paid a share distribution of 0.017217 shares per outstanding share (997,180 total shares) to shareholders of record as of January 31, 2006, based on the $0.80 per common unit distribution declared by Kinder Morgan Energy Partners, L.P. On May 15, 2006, we will pay a share distribution of 0.018566 shares per outstanding share (1,093,826 total shares) to shareholders of record as of April 28, 2006, based on the $0.81 per common unit distribution declared by Kinder Morgan Energy Partners, L.P. These distributions are paid in the form of additional shares or fractions thereof calculated by dividing the Kinder Morgan Energy Partners, L.P.’s cash distribution per common unit by the average market price of a share determined for a ten-trading day period ending on the trading day immediately prior to the ex-dividend date for our shares.

4.

Business Activities and Related Party Transactions

We do not receive a fee for our services under the delegation of control agreement, nor do we receive any margin or profit when we are reimbursed for expenses incurred. We incurred, on behalf of Kinder Morgan Energy Partners, L.P., approximately $56.3 million and $41.3 million of expenses during the three months ended March 31, 2006 and 2005, respectively. The expense reimbursements by Kinder Morgan Energy Partners, L.P. to us are accounted for as a reduction to the expense incurred by us. At March 31, 2006, $8.3 million, primarily a receivable from Kinder Morgan Energy Partners, L.P., is recorded in the caption “Accounts Receivable, Related Party” in the accompanying interim Consolidated Balance Sheet.

One of our affiliates provides, and incurs expense with respect to, payroll services to Kinder Morgan Energy Partners, L.P. These expenses are reimbursed by Kinder Morgan Energy Partners, L.P. at cost. During the three months ended March 31, 2006 and 2005, these expenses totaled approximately $63.0 million and $46.9 million, respectively.

  KMR Form 10-Q

5.

Summarized Income Statement Information for Kinder Morgan Energy Partners, L.P.

At March 31, 2006, through our ownership of Kinder Morgan Energy Partners, L.P. i-units, we owned approximately 26.6% of all of Kinder Morgan Energy Partners, L.P.’s outstanding limited partner interests. We use the equity method of accounting for this investment and, therefore, record earnings equal to our share of Kinder Morgan Energy Partners, L.P.’s limited partners’ net income. Our percentage ownership changes over time upon distribution of additional i-units to us and/or upon issuance of additional common units or other equity securities by Kinder Morgan Energy Partners, L.P. Following is summarized income statement information for Kinder Morgan Energy Partners, L.P. Additional information on Kinder Morgan Energy Partners, L.P.’s results of operations and financial position are contained in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

	Three Months Ended March 31,
	2006	2005
	(In thousands)
Operating Revenues	$2,391,601	$1,971,932
Operating Expenses	2,086,407	1,702,955
Operating Income	$305,194	$268,977
Net Income	$246,709	$223,621

6.

Comprehensive Income

Our comprehensive income, which differs from our net income solely due to our equity in the other comprehensive income of Kinder Morgan Energy Partners, L.P., for the three months ended March 31, 2006 and 2005 is as follows:

	Three Months Ended March 31,
	2006	2005
	(In thousands)
Net Income:	$19,852	$18,736
Other Comprehensive Loss, Net of Tax:
Equity in Other Comprehensive Loss of Equity Method Investees	(19,186)	(81,687)
Comprehensive Income (Loss)	$666	$(62,951)

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

Results of Operations

Our results of operations consist of the offsetting expenses and receipts associated with our managing and controlling the business and affairs of Kinder Morgan Energy Partners, L.P. and our equity in the earnings of Kinder Morgan Energy Partners, L.P. attributable to the i-units we own. At March 31, 2006, through our ownership of i-units, we owned approximately 26.6% of all of Kinder Morgan Energy Partners, L.P.’s outstanding limited partner interests. We use the equity method of accounting for our investment in Kinder Morgan Energy Partners, L.P. and, therefore, we record earnings equal to our share of Kinder Morgan Energy Partners, L.P.’s limited partners’ net income. Our percentage ownership in Kinder Morgan Energy Partners, L.P. changes over time upon the distribution of additional i-units to us or upon issuances of additional common units or other equity securities by Kinder Morgan Energy Partners, L.P.

For the three months ended March 31, 2006 and 2005, Kinder Morgan Energy Partners, L.P. reported limited partners’ interest in net income of $117.2 million and $111.9 million, respectively. Our net income for the corresponding periods was $19.9 million and $18.7 million, respectively. The reported segment earnings contribution by business segment for Kinder Morgan Energy Partners, L.P. is set forth below. This information should be read in conjunction with Kinder Morgan Energy Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2005 and with its Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

Kinder Morgan Energy Partners, L.P.

	Three Months Ended March 31,
	2006	2005
	(In thousands)
Segment Earnings Contribution:
Product Pipelines	$104,812	$105,364
Natural Gas Pipelines	127,530	108,860
CO2 Pipelines	81,892	83,652
Terminals	72,695	62,032
Total Segment Earnings[1]	386,929	359,908
Interest and Corporate Administrative Expenses[2]	(140,220)	(136,287)
Net Income[3]	$246,709	$223,621

1

Includes revenues, earnings from equity investments, income taxes, allocable interest income and other, net, less operating expenses, depreciation, depletion and amortization, and amortization of excess cost of equity investments.

2

Includes unallocated interest income, interest and debt expense, general and administrative expenses and minority interest expense.

3

Includes general partners’ interest in net income of $129.5 million and $111.7 million and limited partners’ interest in net income of $117.2 million and $111.9 million for the three months ended March 31, 2006 and 2005, respectively.

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

Income Taxes

We are a limited liability company that has elected to be treated as a corporation for federal income tax purposes. Deferred income tax assets and liabilities are recognized for temporary differences between the basis of our assets and liabilities for financial reporting and tax purposes. Changes in tax legislation are included in the relevant computations in the period in which such changes are effective. Currently, our only such temporary difference results from recognition of the increased investment associated with recording our equity in the earnings of Kinder Morgan Energy Partners, L.P. The effective tax rate used in computing our income tax provision was 36.3 percent for each of the three months ended March 31, 2006 and 2005.

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

  KMR Form 10-Q

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

On February 14, 2006, we paid a share distribution of 0.017217 shares per outstanding share (997,180 total shares) to shareholders of record as of January 31, 2006, based on the $0.80 per common unit distribution declared by Kinder Morgan Energy Partners, L.P. On May 15, 2006, we will pay a share distribution of 0.018566 shares per outstanding share (1,093,826 total shares) to shareholders of record as of April 28, 2006, based on the $0.81 per common unit distribution declared by Kinder Morgan Energy Partners, L.P.

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

  KMR Form 10-Q

common units and Class B units in cash and to owners of i-units in the equivalent number of i-units, and 50% to the general partner.

Incentive distributions are generally defined as all cash distributions paid to the general partner that are in excess of 2% of the aggregate value of cash and i-units being distributed. The general partner’s incentive distribution for the distribution that Kinder Morgan Energy Partners, L.P. declared for the first quarter of 2006 was $128.3 million. The general partner’s incentive distribution for the distribution that Kinder Morgan Energy Partners, L.P. declared for the first quarter of 2005 was $111.1 million. The general partner’s incentive distribution that Kinder Morgan Energy Partners, L.P. paid during the first quarter of 2006 to the general partner (for the fourth quarter of 2005) was $125.6 million. The general partner’s incentive distribution that Kinder Morgan Energy Partners, L.P. paid during the first quarter of 2005 to the general partner (for the fourth quarter of 2004) was $106.0 million. All partnership distributions Kinder Morgan Energy Partners, L.P. declares for the fourth quarter of each year are declared and paid in the first quarter of the following year.

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

Information Regarding Forward-looking Statements

This filing includes forward-looking statements. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. They use words such as “anticipate,” “believe,” “intend,” “plan,” “projection,” “forecast,” “strategy,” “position,” “continue,” “estimate,” “expect,” “may,” or the negative of those terms or other variations of them or comparable terminology. In particular, statements, express or implied, concerning future actions, conditions or events, future operating results or the ability to generate sales, income or cash flow or to pay dividends or make distributions are forward-looking statements. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Future actions, conditions or events and future results of our operations and those of Kinder Morgan Energy Partners, L.P. may differ materially from those expressed in these forward-looking statements. Please see “Information Regarding Forward-Looking Statements” for Kinder Morgan Energy Partners, L.P. included in Kinder Morgan Energy Partners, L.P.’s Quarterly Report on Form 10-Q for the three months ended March 31, 2006. Many of the factors that will determine these results are beyond our ability to control or predict. Specific factors that could cause actual results to differ from those in the forward-looking statements include:

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

•

crude oil and natural gas production from exploration and production areas that Kinder Morgan Energy Partners, L.P. serves, including, among others, the Permian Basin area of West Texas;

  KMR Form 10-Q

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

•

the timing and success of Kinder Morgan Energy Partners, L.P.’s business development efforts; and

•

unfavorable results of litigation involving Kinder Morgan Energy Partners, L.P. and the fruition of contingencies referred to in Kinder Morgan Energy Partners, L.P.’s Quarterly Report on Form 10-Q for the three months ended March 31, 2006.

  KMR Form 10-Q

There is no assurance that any of the actions, events or results of the forward-looking statements will occur, or if any of them do, what impact they will have on our results of operations or financial condition. Because of these uncertainties, you should not put undue reliance on any forward-looking statements. See Item 1A “Risk Factors” included in our annual report filed on Form 10-K for the year ended December 31, 2005, for a more detailed description of these and other factors that may affect the forward-looking statements. When considering forward-looking statements, one should keep in mind the risk factors described in our 2005 Form 10-K report. The risk factors could cause our actual results to differ materially from those contained in any forward-looking statement. We disclaim any obligation to update the above list or to announce publicly the result of any revisions to any of the forward-looking statements to reflect future events or developments.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The nature of our business and operations is such that no activities or transactions of the type requiring discussion under this item are conducted or entered into.

Item 4.  Controls and Procedures.

As of March 31, 2006, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective in all material respects to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required, and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure. There has been no change in our internal control over financial reporting during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

  KMR Form 10-Q

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

There are currently no legal proceedings involving us in progress or pending.

Item 1A.  Risk Factors.

There have been no material changes in the risk factors set forth in our annual report on Form 10-K for the year ended December 31, 2005.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended March 31, 2006, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

31.1

Section 13a – 14(a) / 15d – 14(a) Certification of Chief Executive Officer

31.2

Section 13a – 14(a) / 15d – 14(a) Certification of Chief Financial Officer

32.1

Section 1350 Certification of Chief Executive Officer

32.2

Section 1350 Certification of Chief Financial Officer

  KMR Form 10-Q

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINDER MORGAN MANAGEMENT, LLC (Registrant)
May 10, 2006	/s/ Kimberly A. Dang
Kimberly A. Dang Vice President and Chief Financial Officer