Form 10-Q
period 2006-09-30
KINDER MORGAN MANAGEMENT LLC
filed 2006-11-08
CIK 1135017

Table of Contents

KMR Form 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Yes ☐ No ☑

The number of shares outstanding for each of the registrant’s classes of common equity, as of October 31, 2006 was two voting shares and 61,141,154 listed shares.

KMR Form 10-Q

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2006

KMR Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

CONSOLIDATED BALANCE SHEETS (Unaudited)

Kinder Morgan Management, LLC and Subsidiary

	September 30, 2006	December 31, 2005
	(In thousands except shares)
ASSETS
Current Assets:
Accounts Receivable, Related Party	$16,184	$22,230
Prepayments and Other	5,770	3,498
	21,954	25,728
Investment in Kinder Morgan Energy Partners, L.P.	1,661,271	1,557,933
Total Assets	$1,683,225	$1,583,661
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$929	$2,648
Accrued Expenses and Other	20,949	23,004
	21,878	25,652
Deferred Income Taxes	99,444	62,395
Shareholders’ Equity:
Voting Shares - Unlimited Authorized; 2 Voting Shares Issued and Outstanding	100	100
Listed Shares - Unlimited Authorized; 61,141,154 and 57,918,371 Listed Shares Issued and Outstanding, Respectively	2,097,726	1,958,445
Retained Deficit	(364,654)	(284,591)
Accumulated Other Comprehensive Loss	(171,269)	(178,340)
Total Shareholders’ Equity	1,561,903	1,495,614
Total Liabilities and Shareholders’ Equity	$1,683,225	$1,583,661

The accompanying notes are an integral part of these statements.

KMR Form 10-Q

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

Kinder Morgan Management, LLC and Subsidiary

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In thousands except per share amounts)
Equity in Earnings of Kinder Morgan Energy Partners, L.P.	$24,064	$32,621	$86,591	$89,868
Provision for Income Taxes	8,575	11,848	30,954	32,640

Net Income	$15,489	$20,773	$55,637	$57,228

Earnings Per Share, Basic and Diluted	$0.26	$0.37	$0.93	$1.03

Number of Shares Used in Computing Basic and Diluted Earnings per Share	60,600	56,571	59,511	55,624

The accompanying notes are an integral part of these statements.

KMR Form 10-Q

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Kinder Morgan Management, LLC and Subsidiary

Increase (Decrease) in Cash and Cash Equivalents

	Nine Months Ended September 30,
	2006	2005
	(In thousands)
Cash Flows From Operating Activities:
Net Income	$55,637	$57,228
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Deferred Income Taxes	30,954	32,640
Equity in Earnings of Kinder Morgan Energy Partners, L.P.	(86,591)	(89,868)
Decrease in Accounts Receivable	6,046	6,243
(Increase) Decrease in Other Assets	(2,272)	443
(Decrease) Increase in Accounts Payable	(1,719)	1,042
Decrease in Other Current Liabilities	(2,055)	(7,728)
Net Cash Flows Provided by Operating Activities	-	-

Net Cash Flows Used In Investing Activities	-	-

Net Cash Flows Provided by Financing Activities	-	-

Net Increase in Cash and Cash Equivalents	-	-
Cash and Cash Equivalents at Beginning of Period	-	-
Cash and Cash Equivalents at End of Period	$-	$-

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

We have prepared the accompanying unaudited interim consolidated financial statements under the rules and regulations of the Securities and Exchange Commission. Under such rules and regulations, we have condensed or omitted certain information and notes normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America. We believe, however, that our disclosures are adequate to make the information presented not misleading. The consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of our financial results for the interim periods presented. You should read these interim consolidated financial statements in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2005 (“2005 Form 10-K”) and Kinder Morgan Energy Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2005 and Quarterly Report on Form 10-Q for the three months ended September 30, 2006. Unless the context requires otherwise, references to “we,” “us,” “our,” or the “Company” are intended to mean Kinder Morgan Management, LLC and its consolidated subsidiary, Kinder Morgan Services LLC.

2.

Earnings Per Share

Both basic and diluted earnings per share are computed based on the weighted-average number of shares outstanding during each period. There are no securities outstanding that may be converted into or exercised for shares.

3.

Capitalization

In August 2006, Kinder Morgan Energy Partners issued 5.75 million common units in a public offering at a price of $44.80 per common unit, receiving total net proceeds (after underwriting discount) of $248.0 million. We did not acquire any of these common units. This transaction changed our percentage ownership of Kinder Morgan Energy Partners, L.P. and had the associated effects of increasing our (i) investment in the net assets of Kinder Morgan Energy Partners, L.P. by $5.7 million, (ii) associated accumulated deferred income taxes by $2.1 million and (iii) paid-in capital by $3.6 million.

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

4.

Share Distributions

On August 14, 2006, we paid a share distribution of 0.018860 shares per outstanding share (1,131,777 total shares) to shareholders of record as of July 31, 2006, based on the $0.81 per common unit distribution declared by Kinder Morgan Energy Partners, L.P. On November 14, 2006, we will pay a share distribution of 0.018981 shares per outstanding share (1,160,520 total shares) to shareholders of record as of October 31, 2006, based on the $0.81 per common unit distribution declared by Kinder Morgan Energy Partners, L.P. These distributions are paid in the form of additional shares or fractions thereof calculated by dividing Kinder Morgan Energy Partners, L.P.’s cash distribution per common unit by the average

KMR Form 10-Q

market price of a share determined for a ten-trading day period ending on the trading day immediately prior to the ex-dividend date for our shares.

5.

Business Activities and Related Party Transactions

We do not receive a fee for our services under the delegation of control agreement, nor do we receive any margin or profit when we are reimbursed for expenses incurred. We incurred, on behalf of Kinder Morgan Energy Partners, L.P., approximately $58.2 million and $48.2 million of expenses during the three months ended September 30, 2006 and 2005, respectively, and $173.6 million and $135.2 million of expenses during the nine months ended September 30, 2006 and 2005, respectively. The expense reimbursements by Kinder Morgan Energy Partners, L.P. to us are accounted for as a reduction to the expense incurred by us. At September 30, 2006, $16.2 million, primarily a receivable from Kinder Morgan Energy Partners, L.P., is recorded in the caption “Accounts Receivable, Related Party” in the accompanying interim Consolidated Balance Sheet.

One of our affiliates provides, and incurs expense with respect to, payroll services to Kinder Morgan Energy Partners, L.P. These expenses are reimbursed by Kinder Morgan Energy Partners, L.P. at cost. These expenses totaled approximately $66.8 million and $59.0 million during the three months ended September 30, 2006 and 2005, respectively, and $187.0 million and $161.8 million during the nine months ended September 30, 2006 and 2005, respectively.

6.

Summarized Income Statement Information for Kinder Morgan Energy Partners, L.P.

At September 30, 2006, through our ownership of Kinder Morgan Energy Partners, L.P. i-units, we owned approximately 26.7% of all of Kinder Morgan Energy Partners, L.P.’s outstanding limited partner interests. We use the equity method of accounting for this investment and, therefore, record earnings equal to our share of Kinder Morgan Energy Partners, L.P.’s limited partners’ net income. Our percentage ownership changes over time upon distribution of additional i-units to us and/or upon issuance of additional common units or other equity securities by Kinder Morgan Energy Partners, L.P. Following is summarized income statement information for Kinder Morgan Energy Partners, L.P. Additional information on Kinder Morgan Energy Partners, L.P.’s results of operations and financial position are contained in its Quarterly Report on Form
10-Q for the quarter ended September 30, 2006.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In thousands)
Operating Revenues	$2,273,433	$2,631,254	$6,861,522	$6,729,541
Operating Expenses	1,971,206	2,332,643	5,942,262	5,886,824
Operating Income	$302,227	$298,611	$919,260	$842,717
Net Income	$223,818	$245,387	$717,588	$690,834

7.

Comprehensive Income (Loss)

Our comprehensive income (loss), which differs from our net income solely due to our equity in the other comprehensive income (loss) of Kinder Morgan Energy Partners, L.P., for the three months and nine months ended September 30, 2006 and 2005 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In thousands)
Net Income:	$15,489	$20,773	$55,637	$57,228
Other Comprehensive Income (Loss), Net of Tax:
Equity in Other Comprehensive Income (Loss) of Equity Method Investees	53,868	(22,066)	7,071	(124,980)
Comprehensive Income (Loss)	$69,357	$(1,293)	$62,708	$(67,752)

KMR Form 10-Q

8.

Recent Accounting Pronouncements

On September 15, 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. This Statement defines fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. It addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles and, as a result, there is now a common definition of fair value to be used throughout generally accepted accounting principles.

This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements; however, for some entities the application of this Statement will change current practice. The changes to current practice resulting from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements.

This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 (January 1, 2008 for us), and interim periods within those fiscal years. This Statement is to be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, with certain exceptions. The disclosure requirements of this Statement are to be applied in the first interim period of the fiscal year in which this Statement is initially applied. We are currently reviewing the effects of this Statement.

On September 29, 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statement Nos. 87, 88, 106 and 132(R). This Statement requires an employer to:

•

recognize the overfunded or underfunded status of a defined benefit pension plan or postretirement benefit plan (other than a multiemployer plan) as an asset or liability in its statement of financial position;

•

measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions), and to disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition assets or obligations; and

•

recognize changes in the funded status of a plan in the year in which the changes occur through comprehensive income.

Past accounting standards only required an employer to disclose the complete funded status of its plans in the notes to the financial statements. Recognizing the funded status of a company’s benefit plans as a net liability or asset on its balance sheet will require an offsetting adjustment to “Accumulated other comprehensive income/loss” in shareholders’ equity. SFAS No. 158 does not change how pensions and other postretirement benefits are accounted for and reported in the income statement—companies will continue to follow the existing guidance in previous accounting standards. Accordingly, the amounts to be recognized in “Accumulated other comprehensive income/loss” representing unrecognized gains/losses, prior service costs/credits, and transition assets/obligations will continue to be amortized under the existing guidance. Those amortized amounts will continue to be reported as net periodic benefit cost in the income statement. Prior to SFAS No. 158, those unrecognized amounts were only disclosed in the notes to the financial statements.

According to the provisions of this Statement, an employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit pension plan or postretirement benefit plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006 (December 31, 2006 for us). In the year that the recognition provisions of this Statement are initially applied, an employer is required to disclose, in the notes to the annual financial statements, the incremental effect of applying this Statement on individual line items in the year-end statement of financial position. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008 (December 31, 2008 for us). In the year that the measurement date provisions of this Statement are initially applied, a business entity is required to disclose the separate adjustments of retained earnings and “Accumulated other comprehensive income/loss” from applying this Statement. We currently have no defined benefit pension and other postretirement benefit plans.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108. This Bulletin requires a “dual approach” for quantifications of errors using both a method that focuses on the income statement impact, including the cumulative effect of prior years’ misstatements, and a method that focuses on the period-end balance sheet. SAB No. 108 will be effective for us as of January 1, 2007. The adoption of this Bulletin is not expected to have a material impact on our consolidated financial statements.

KMR Form 10-Q

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006 (January 1, 2007 for us). We are currently reviewing the effects of this Interpretation.

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

Results of Operations

Our results of operations consist of the offsetting expenses and receipts associated with our managing and controlling the business and affairs of Kinder Morgan Energy Partners, L.P. and our equity in the earnings of Kinder Morgan Energy Partners, L.P. attributable to the i-units we own. At September 30, 2006, through our ownership of i-units, we owned approximately 26.7% of all of Kinder Morgan Energy Partners, L.P.’s outstanding limited partner interests. We use the equity method of accounting for our investment in Kinder Morgan Energy Partners, L.P. and, therefore, we record earnings equal to our share of Kinder Morgan Energy Partners, L.P.’s limited partners’ net income. Our percentage ownership in Kinder Morgan Energy Partners, L.P. changes over time upon the distribution of additional i-units to us or upon issuances of additional common units or other equity securities by Kinder Morgan Energy Partners, L.P.

For the three months ended September 30, 2006 and 2005, Kinder Morgan Energy Partners, L.P. reported limited partners’ interest in net income of $89.9 million and $122.6 million, respectively. Our net income for the corresponding periods was $15.5 million and $20.8 million, respectively. For the nine months ended September 30, 2006 and 2005, Kinder Morgan Energy Partners, L.P. reported limited partners’ net income of $324.0 million and $339.1 million, respectively. Our net income for the corresponding periods was $55.6 million and $57.2 million, respectively. The reported segment earnings contribution by business segment for Kinder Morgan Energy Partners, L.P. is set forth below. This information should be read in conjunction with Kinder Morgan Energy Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2005 and with its Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

KMR Form 10-Q

Kinder Morgan Energy Partners, L.P.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In thousands)
Segment Earnings Contribution:
Product Pipelines	$95,260	$106,474	$297,982	$314,436
Natural Gas Pipelines	124,733	106,680	386,988	314,699
CO2	75,827	84,746	239,305	244,210
Terminals	79,134	66,054	234,724	191,557
Total Segment Earnings[1]	374,954	363,954	1,158,999	1,064,902
Interest and Corporate Administrative Expenses[2]	(151,136)	(118,567)	(441,411)	(374,068)
Net Income[3]	$223,818	$245,387	$717,588	$690,834

1

Includes revenues, earnings from equity investments, income taxes, allocable interest income and other, net, less operating expenses, depreciation, depletion and amortization, and amortization of excess cost of equity investments.

2

Includes unallocated interest income, interest and debt expense, general and administrative expenses and minority interest expense.

3

Includes general partners’ interest in net income of $133.9 million and $122.7 million and limited partners’ interest in net income of $89.9 million and $122.6 million for the three months ended September 30, 2006 and 2005, respectively. Includes general partners’ interest in net income of $393.6 million and $351.7 million and limited partners’ interest in net income of $324.0 million and $339.1 million for the nine months ended September 30, 2006 and 2005, respectively.

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

Income Taxes

We are a limited liability company that has elected to be treated as a corporation for federal income tax purposes. Deferred income tax assets and liabilities are recognized for temporary differences between the basis of our assets and liabilities for financial reporting and tax purposes. Changes in tax legislation are included in the relevant computations in the period in which such changes are effective. Currently, our only such temporary difference results from recognition of the increased investment associated with recording our equity in the earnings of Kinder Morgan Energy Partners, L.P. The effective tax rate used in computing our income tax provision was 35.7 percent and 36.3 percent for the nine months ended September 30, 2006 and 2005, respectively.

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

KMR Form 10-Q

On August 14, 2006, we paid a share distribution of 0.018860 shares per outstanding share (1,131,777 total shares) to shareholders of record as of July 31, 2006, based on the $0.81 per common unit distribution declared by Kinder Morgan Energy Partners, L.P. On November 14, 2006, we will pay a share distribution of 0.018981 shares per outstanding share (1,160,520 total shares) to shareholders of record as of October 31, 2006, based on the $0.81 per common unit distribution declared by Kinder Morgan Energy Partners, L.P.

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

Incentive distributions are generally defined as all cash distributions paid to the general partner that are in excess of 2% of the aggregate value of cash and i-units being distributed. The general partner’s incentive distribution for the distribution that Kinder Morgan Energy Partners, L.P. declared for the third quarter of 2006 was $133.0 million. The general partner’s incentive distribution for the distribution that Kinder Morgan Energy Partners, L.P. declared for the third quarter of 2005 was $121.5 million. The general partner’s incentive distribution that Kinder Morgan Energy Partners, L.P. paid during the third quarter of 2006 to the general partner (for the second quarter of 2006) was $129.0 million. The general partner’s incentive distribution that Kinder Morgan Energy Partners, L.P. paid during the third quarter of 2005 to the general partner (for the second quarter of 2005) was $115.7 million. All partnership distributions Kinder Morgan Energy Partners, L.P. declares for the fourth quarter of each year are declared and paid in the first quarter of the following year.

We expect that our expenditures associated with managing and controlling the business and affairs of Kinder Morgan Energy Partners, L.P. and the reimbursement for these expenditures received by us from Kinder Morgan Energy Partners, L.P. will

KMR Form 10-Q

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

Recent Accounting Pronouncements

Refer to Note 8 of the accompanying Notes to Consolidated Financial Statements for information regarding recent accounting pronouncements.

Information Regarding Forward-looking Statements

This filing includes forward-looking statements. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. They use words such as “anticipate,” “believe,” “intend,” “plan,” “projection,” “forecast,” “strategy,” “position,” “continue,” “estimate,” “expect,” “may,” or the negative of those terms or other variations of them or comparable terminology. In particular, statements, express or implied, concerning future actions, conditions or events, future operating results or the ability to generate sales, income or cash flow or to pay dividends or make distributions are forward-looking statements. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Future actions, conditions or events and future results of our operations and those of Kinder Morgan Energy Partners, L.P. may differ materially from those expressed in these forward-looking statements. Please see “Information Regarding Forward-Looking Statements” for Kinder Morgan Energy Partners, L.P. included in Kinder Morgan Energy Partners, L.P.’s Quarterly Report on Form 10-Q for the three months ended September 30, 2006. Many of the factors that will determine these results are beyond our ability to control or predict. Specific factors that could cause actual results to differ from those in the forward-looking statements include:

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

KMR Form 10-Q

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

•

the timing and success of Kinder Morgan Energy Partners, L.P.’s business development efforts; and

•

unfavorable results of litigation involving Kinder Morgan Energy Partners, L.P. and the fruition of contingencies referred to in Kinder Morgan Energy Partners, L.P.’s Quarterly Report on Form 10-Q for the three months ended September 30, 2006.

There is no assurance that any of the actions, events or results of the forward-looking statements will occur, or if any of them do, what impact they will have on our results of operations or financial condition. Because of these uncertainties, you should not put undue reliance on any forward-looking statements. See Item 1A “Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2005, for a more detailed description of these and other factors that may affect the forward-looking statements. When considering forward-looking statements, one should keep in mind the risk factors described in our 2005 Form 10-K report. The risk factors could cause our actual results to differ materially from those contained in any forward-looking statement. Other than as required by applicable law, we disclaim any obligation to update the above list or to announce publicly the result of any revisions to any of the forward-looking statements to reflect future events or developments.

KMR Form 10-Q

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The nature of our business and operations is such that no activities or transactions of the type requiring discussion under this item are conducted or entered into.

Item 4.  Controls and Procedures.

As of September 30, 2006, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective in all material respects to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required, and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure. There has been no change in our internal control over financial reporting during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

KMR Form 10-Q

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

There are currently no legal proceedings involving us in progress or pending.

Item 1A.  Risk Factors.

There have been no material changes in the risk factors set forth in our annual report on Form 10-K for the year ended December 31, 2005.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended September 30, 2006, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

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

KINDER MORGAN MANAGEMENT, LLC (Registrant)
November 8, 2006	/s/ Kimberly A. Dang
Kimberly A. Dang Vice President and Chief Financial Officer