Form 10-K
period 2006-12-31
KINDER MORGAN MANAGEMENT LLC
filed 2007-03-01
CIK 1135017

Table of Contents

KMR Form 10-K

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006
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

Yes ☐  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):  Large accelerated filer ☑  Accelerated filer ☐  Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☑

KMR Form 10-K

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $2,177,434,973 as of June 30, 2006.

The number of shares outstanding for each of the registrant’s classes of common equity, as of January 31, 2007 was approximately two voting shares and 62,301,674 listed shares.

2

KMR Form 10-K

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY

CONTENTS

Kinder Morgan Energy Partners, L.P. Annual Report on Form 10-K for the year ended December 31, 2006	Annex A

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

We are a publicly traded Delaware limited liability company that was formed on February 14, 2001. We are a limited partner in Kinder Morgan Energy Partners, L.P., and manage and control its business and affairs pursuant to a delegation of control agreement. Our success is dependent upon our operation and management of Kinder Morgan Energy Partners, L.P. and its resulting performance. Therefore, we have attached hereto as Annex A Kinder Morgan Energy Partners, L.P.’s 2006 Annual Report on Form 10-K. Pursuant to the delegation of control agreement among Kinder Morgan G.P., Inc., Kinder Morgan Energy Partners, L.P., Kinder Morgan Energy Partners, L.P.’s operating partnerships and us:

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

Items 1 and 2. Business and Properties. (continued)	KMR Form 10-K

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

We have no employees. For more information, see Note 4 of the accompanying Notes to Consolidated Financial Statements and Kinder Morgan Energy Partners, L.P.’s report on Form 10-K for the year ended December 31, 2006.

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

Items 1 and 2. Business and Properties. (continued)	KMR Form 10-K

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

Items 1 and 2. Business and Properties. (continued)	KMR Form 10-K

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

Items 1 and 2. Business and Properties. (continued)	KMR Form 10-K

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

There were no matters submitted to a vote of our shareholders during the fourth quarter of 2006.

KMR Form 10-K

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our shares are listed for trading on the New York Stock Exchange under the symbol “KMR.” The per share high and low sale prices of our shares, as reported on the New York Stock Exchange, by quarter for the last two years are provided below.

	Market Price Per Share
	2006		2005
	Low	High	Low	High
Quarter Ended:
March 31	$41.21	$47.25	$39.33	$43.93
June 30	$40.09	$45.06	$40.93	$46.47
September 30	$41.35	$43.60	$46.01	$50.05
December 31	$41.26	$47.05	$44.50	$50.06

There were approximately 29,000 holders of our listed shares as of February 1, 2007, which includes individual participants in security position listings.

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

	Share Distributions
	Shares Distributed Per Outstanding Share		Equivalent Distribution Value Per Share[1]		Total Number of Additional Shares Distributed
Quarter Ended:	2006	2005	2006	2005	2006	2005
March 31	0.018566	0.017482	$0.81	$0.76	1,093,826	963,495
June 30	0.018860	0.016210	$0.81	$0.78	1,131,777	909,009
September 30	0.018981	0.016360	$0.81	$0.79	1,160,520	932,292
December 31	0.016919	0.017217	$0.83	$0.80	1,054,082	997,180

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

There were no sales of unregistered equity securities during the periods covered by this report. We did not repurchase any shares during the fourth quarter of 2006.

For information regarding our equity compensation plans, please refer to Item 12, included elsewhere herein.

KMR Form 10-K

Item 6.

Selected Financial Data.

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands except per share amounts)
Equity in Earnings of Kinder Morgan Energy Partners, L.P.	$123,155	$88,448	$113,482	$94,775	$72,199
Provision for Income Taxes	44,165	32,124	38,360	36,014	26,865
Net Income	$78,990	$56,324	$75,122	$58,761	$45,334
Earnings Per Share, Basic and Diluted	$1.31	$1.00	$1.47	$1.24	$1.23
Number of Shares Used in Computing Basic and Diluted Earnings Per Share	60,074	56,090	51,181	47,372	36,790
Equivalent Distribution Value Per Share[1]	$3.260	$3.130	$2.870	$2.630	$2.435
Total Number of Additional Shares Distributed	4,440	3,802	3,678	3,262	2,944
Total Assets at End of Period	$1,699,971	$1,583,661	$1,639,348	$1,506,286	$1,439,190

1

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

Kinder Morgan, Inc. is one of the largest energy transportation, storage and distribution companies in North America, operating, either for itself or on behalf of Kinder Morgan Energy Partners, L.P., or owning an interest in approximately 43,000 miles of pipelines that transport primarily natural gas, crude oil, petroleum products and carbon dioxide; more than 155 terminals that store, transfer and handle products like gasoline and coal; and providing natural gas distribution service to over 1.1 million customers. On August 28, 2006, Kinder Morgan, Inc. entered into a definitive merger agreement under which investors led by Richard D. Kinder, Kinder Morgan, Inc.’s Chairman and Chief Executive Officer, would acquire all of its outstanding common stock for $107.50 per share in cash. Kinder Morgan, Inc.’s board of directors, on the unanimous recommendation of a special committee composed entirely of independent directors, approved the agreement and recommended that Kinder Morgan, Inc.’s stockholders approve the merger. Kinder Morgan, Inc.’s stockholders voted to approve the proposed merger agreement at a special meeting on December 19, 2006. The transaction is expected to be completed in the first or second quarter of 2007, subject to receipt of regulatory approvals, as well as the satisfaction of other customary closing conditions.

Kinder Morgan Energy Partners, L.P. is one of the largest publicly traded pipeline limited partnerships in the United States in terms of market capitalization, and the owner and operator of the largest independent refined petroleum products pipeline system in the United States in terms of volumes delivered. Kinder Morgan Energy Partners, L.P. owns and/or operates approximately 26,000 miles of pipelines and approximately 150 terminals. Kinder Morgan Energy Partners, L.P.’s pipelines transport more than two million barrels per day of gasoline and other petroleum products and up to seven billion cubic feet per day of natural gas. Kinder Morgan Energy Partners, L.P.’s terminals handle over 80 million tons of coal and other dry-bulk materials annually and have a liquids storage capacity of almost 70 million barrels for petroleum products and chemicals. Kinder Morgan Energy Partners, L.P. is also the leading independent provider of carbon dioxide for enhanced oil recovery projects in the United States.

We are a limited partner in Kinder Morgan Energy Partners, L.P., and manage and control its business and affairs pursuant to a delegation of control agreement. Our success is dependent upon our operation and management of Kinder Morgan Energy

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)	KMR Form 10-K

Partners, L.P. and its resulting performance. Therefore, we have attached hereto as Annex A Kinder Morgan Energy Partners, L.P.’s 2006 Annual Report on Form 10-K. The following discussion should be read in conjunction with the accompanying financial statements and related notes.

Business

Kinder Morgan G.P., Inc. has delegated to us, to the fullest extent permitted under Delaware law and Kinder Morgan Energy Partners, L.P.’s limited partnership agreement, all of its rights and powers to manage and control the business and affairs of Kinder Morgan Energy Partners, L.P. subject to Kinder Morgan G.P., Inc.’s right to approve specified actions.

Results of Operations

Our results of operations consist of the offsetting expenses and revenues associated with our managing and controlling the business and affairs of Kinder Morgan Energy Partners, L.P. and our equity in the earnings of Kinder Morgan Energy Partners, L.P. attributable to the i-units we own. At December 31, 2006, through our ownership of i-units, we owned approximately 27.0% of all of Kinder Morgan Energy Partners, L.P.’s outstanding limited partner interests. We use the equity method of accounting for our investment in Kinder Morgan Energy Partners, L.P. and, therefore, we record earnings equal to approximately 27.0% of Kinder Morgan Energy Partners, L.P.’s limited partners’ net income. Our percentage ownership in Kinder Morgan Energy Partners, L.P. will change over time upon the distribution of additional i-units to us or upon issuances of additional common units or other equity securities by Kinder Morgan Energy Partners, L.P.

For the years ended December 31, 2006, 2005 and 2004, Kinder Morgan Energy Partners, L.P. reported limited partners’ net income of $459.2 million, $334.9 million and $436.5 million, respectively. Our net income for the corresponding periods was $79.0 million, $56.3 million and $75.1 million, respectively. The reported segment earnings contribution by business segment for Kinder Morgan Energy Partners, L.P. is set forth below. This information should be read in conjunction with Kinder Morgan Energy Partners, L.P.’s 2006 Annual Report on Form 10-K, which is attached hereto as Annex A.

Kinder Morgan Energy Partners, L.P.

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Segment Earnings Contribution:
Product Pipelines	$404,900	$287,503	$370,321
Natural Gas Pipelines	509,140	438,386	364,872
CO2	295,231	318,980	234,258
Terminals	333,592	255,529	238,848
Total Segment Earnings	1,542,863	1,300,398	1,208,299
Interest and Corporate Administrative Expenses[1]	(570,720)	(488,171)	(376,721)
Net Income	$972,143	$812,227	$831,578

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

The income tax provision increased from $32.1 million in 2005 to $44.2 million in 2006, an increase of $12.1 million (37.7%). The net increase of $12.1 million principally results from an increase in pre-tax income of $34.7 million.

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

The effective tax rate used in computing our income tax provision was 35.9% for 2006, 36.3% for 2005 and 33.8% for 2004. The effective tax rate for 2004 was reduced by 2.5%, due to a reduction in the state tax rate on our cumulative deferred tax liability.

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

On February 14, 2007, we paid a share distribution of 0.016919 shares per outstanding share (1,054,082 total shares) to shareholders of record as of January 31, 2007, based on the $0.83 per common unit distribution declared by Kinder Morgan Energy Partners, L.P. This distribution is paid in the form of additional shares or fractions thereof based on the average market price of a share determined for a ten-trading day period ending on the trading day immediately prior to the ex-dividend date for our shares.

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

•

the ability of Kinder Morgan Energy Partners, L.P. to complete expansion projects on time and on budget;

•

the timing and success of Kinder Morgan Energy Partners, L.P.’s business development efforts; and

•

unfavorable results of litigation involving Kinder Morgan Energy Partners, L.P. and the fruition of contingencies referred to in Kinder Morgan Energy Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2006.

There is no assurance that any of the actions, events or results of the forward-looking statements will occur, or if any of them do, what impact they will have on our results of operations or financial condition. Because of these uncertainties, you should not put undue reliance on any forward-looking statements. See Item 1A “Risk Factors” for a more detailed description of these and other factors that may affect the forward-looking statements. When considering forward-looking statements, one should keep in mind the risk factors described in “Risk Factors” above. The risk factors could cause our actual results to differ materially from those contained in any forward-looking statement. Other than as required by applicable law, we disclaim any obligation to update the above list or to announce publicly the result of any revisions to any of the forward-looking statements to reflect future events or developments.

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

We have completed integrated audits of Kinder Morgan Management, LLC’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Kinder Morgan Management, LLC and its subsidiary (the “Company”) at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria.  Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.  We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

Houston, Texas

February 28, 2007

Item 8. Financial Statements and Supplementary Data. (continued)	KMR Form 10-K

CONSOLIDATED STATEMENTS OF INCOME
Kinder Morgan Management, LLC and Subsidiary

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Equity in Earnings of Kinder Morgan Energy Partners, L.P.	$123,155	$88,448	$113,482
Provision for Income Taxes	44,165	32,124	38,360

Net Income	$78,990	$56,324	$75,122

Earnings Per Share, Basic and Diluted	$1.31	$1.00	$1.47

Number of Shares Used in Computing Basic and Diluted Earnings Per Share	60,074	56,090	51,181

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Net Income	$78,990	$56,324	$75,122
Other Comprehensive Income (Loss), Net of Tax:
Change in Fair Value of Derivatives Utilized for Hedging Purposes (Net of Tax Benefit of $15,882, $99,046 and $47,200, respectively)	(28,093)	(173,660)	(82,764)
Reclassification of Change in Fair Value of Derivatives to Net Income (Net of Tax of $36,260, $40,162 and $18,366, respectively)	64,139	70,417	32,204
Change in Foreign Currency Translation Adjustment	108	(116)	63
Total Other Comprehensive Income (Loss)	36,154	(103,359)	(50,497)

Comprehensive Income	$115,144	$(47,035)	$24,625

The accompanying notes are an integral part of these statements.

Item 8. Financial Statements and Supplementary Data. (continued)	KMR Form 10-K

CONSOLIDATED BALANCE SHEETS
Kinder Morgan Management, LLC and Subsidiary

	December 31,
	2006	2005
	(In thousands)
ASSETS

Current Assets:
Accounts Receivable – Related Party	$14,674	$22,230
Prepayments and Other	4,050	3,498
	18,724	25,728

Investment in Kinder Morgan Energy Partners, L.P.	1,681,247	1,557,933

Total Assets	$1,699,971	$1,583,661

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable	$1,231	$2,648
Accrued Expenses and Other	17,417	23,004
	18,648	25,652

Deferred Income Taxes	106,629	62,395

Shareholders’ Equity:
Voting Shares - Unlimited Authorized; 2 Voting Shares Issued and Outstanding	100	100
Listed Shares - Unlimited Authorized; 62,301,674 and 57,918,371 Listed Shares Issued and Outstanding, Respectively	2,109,381	1,958,445
Retained Deficit	(392,120)	(284,591)
Accumulated Other Comprehensive Loss	(142,667)	(178,340)
Total Shareholders’ Equity	1,574,694	1,495,614

Total Liabilities and Shareholders’ Equity	$1,699,971	$1,583,661

The accompanying notes are an integral part of these statements.

Item 8. Financial Statements and Supplementary Data. (continued)	KMR Form 10-K

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Kinder Morgan Management, LLC and Subsidiary

The accompanying notes are an integral part of these statements.

	Year Ended December 31,
	2006		2005		2004
	Shares	Amount	Shares	Amount	Shares	Amount
	(Dollars in thousands)
Voting Shares:
Beginning Balance	2	$100	2	$100	2	$100
Ending Balance	2	100	2	100	2	100

Listed Shares:
Beginning Balance	57,918,371	1,958,445	54,157,639	1,778,090	48,996,463	1,559,485
Listed Shares Issued	-	-	-	-	1,660,664	67,603
Share Dividends	4,383,303	186,519	3,760,732	168,788	3,500,512	137,733
Share Issuance Costs	-	(34)	-	(40)	-	(1,777)
Revaluation of Kinder Morgan Energy Partners, L.P. Investment	-	(35,549)	-	11,607	-	15,046
Ending Balance	62,301,674	2,109,381	57,918,371	1,958,445	54,157,639	1,778,090

Retained Deficit:
Beginning Balance		(284,591)		(172,127)		(109,516)
Net Income		78,990		56,324		75,122
Share Dividends		(186,519)		(168,788)		(137,733)
Ending Balance		(392,120)		(284,591)		(172,127)

Accumulated Other Comprehensive Loss (Net of Tax Benefits):
Derivatives:
Beginning Balance		(178,287)		(75,044)		(24,484)
Unrealized Gain (Loss) on Derivatives Utilized for Hedging Purposes		36,046		(103,243)		(50,560)
Ending Balance		(142,241)		(178,287)		(75,044)
Foreign Currency Translation:
Beginning Balance		(53)		63		-
Currency Translation Adjustment		108		(116)		63
Ending Balance		55		(53)		63
Adjustment to Initially Apply SFAS No. 158		(481)		-		-
Ending Balance		(142,667)		(178,340)		(74,981)

Total Shareholders’ Equity	62,301,676	$1,574,694	57,918,373	$1,495,614	54,157,641	$1,531,082

The accompanying notes are an integral part of these statements.

Item 8. Financial Statements and Supplementary Data. (continued)	KMR Form 10-K

CONSOLIDATED STATEMENTS OF CASH FLOWS
Kinder Morgan Management, LLC and Subsidiary

Increase (Decrease) in Cash and Cash Equivalents

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Cash Flows From Operating Activities:
Net Income	$78,990	$56,324	$75,122
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Deferred Income Taxes	44,165	32,124	38,360
Equity in Earnings of Kinder Morgan Energy Partners, L.P.	(123,155)	(88,448)	(113,482)
Decrease (Increase) in Accounts Receivable	7,556	2,627	(10,196)
(Increase) Decrease in Other Current Assets	(552)	(773)	773
(Decrease) Increase in Accounts Payable	(1,417)	1,396	(1,490)
(Decrease) Increase in Other Current Liabilities	(5,587)	(3,250)	10,913
Net Cash Flows Provided by Operating Activities	-	-	-

Cash Flows From Investing Activities:
Purchase of i-units of Kinder Morgan Energy Partners, L.P.	-	-	(67,528)
Net Cash Flows Used in Investing Activities	-	-	(67,528)

Cash Flows From Financing Activities:
Shares Issued	-	-	67,603
Share Issuance Costs	-	-	(75)
Net Cash Flows Provided by Financing Activities	-	-	67,528

Net Increase in Cash and Cash Equivalents	-	-	-
Cash and Cash Equivalents at Beginning of Period	-	-	-
Cash and Cash Equivalents at End of Period	$-	$-	$-

The accompanying notes are an integral part of these statements.

Item 8. Financial Statements and Supplementary Data. (continued)	KMR Form 10-K

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

(B) Accounting for Investment in Kinder Morgan Energy Partners, L.P.

We use the equity method of accounting for our investment in Kinder Morgan Energy Partners, L.P., which investment is further described in Notes 3 and 4. Kinder Morgan Energy Partners, L.P. is a publicly traded limited partnership and is traded on the New York Stock Exchange under the symbol “KMP.” We record, in the period in which it is earned, our share of the earnings of Kinder Morgan Energy Partners, L.P. attributable to the i-units we own. We receive distributions from Kinder Morgan Energy Partners, L.P. in the form of additional i-units, which increase the number of i-units we own. We issue additional shares (or fractions thereof) of the Company to our existing shareholders in an amount equal to the additional i-units received from Kinder Morgan Energy Partners, L.P. At December 31, 2006, through our ownership of i-units, we owned approximately 27.0% of all of Kinder Morgan Energy Partners, L.P.’s outstanding limited partner interests.

(C) Accounting for Share Distributions

Our board of directors declares and we make additional share distributions at the same times that Kinder Morgan Energy Partners, L.P. declares and makes distributions on the i-units to us, so that the number of i-units we own and the number of our shares outstanding remain equal. We account for the share distributions we make by charging retained earnings and crediting outstanding shares with amounts that equal the number of shares distributed multiplied by the closing price of the shares on the date the distribution is payable. As a result, we expect that our retained earnings will always be in a deficit position because (i) distributions per unit for Kinder Morgan Energy Partners, L.P. (which serve to reduce our retained earnings) are based on ”Available Cash” as defined by its partnership agreement, which amount generally exceeds the earnings per unit (which serve to increase our retained earnings) and (ii) the impact on our retained earnings attributable to our equity in the earnings of Kinder Morgan Energy Partners, L.P. is recorded after a provision for income taxes.

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

Our long-term deferred income tax liability of $106.6 million and $62.4 million at December 31, 2006 and 2005, respectively, results from recognition of the increased investment associated with recording our equity in the earnings of Kinder Morgan Energy Partners, L.P. The effective tax rate utilized in computing our income tax provision was 35.9% for 2006, 36.3% for 2005 and 33.8% for 2004. The effective tax rate includes the 35% federal statutory rate, a provision for state income taxes and a reduction of 2.5% in 2004 due to a reduction in the state tax rate on our cumulative deferred tax liability.

Item 8. Financial Statements and Supplementary Data. (continued)	KMR Form 10-K

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

3.

Capitalization

Our authorized capital structure consists of two classes of interests: (1) our listed shares and (2) our voting shares, collectively referred to in this document as our “shares.” Prior to the May 2001 initial public offering of our shares, our issued capitalization consisted of $100,000 contributed by Kinder Morgan, G.P., Inc. for two voting shares. At December 31, 2006, Kinder Morgan, Inc. owned approximately 10.3 million, or approximately 16.5% of our outstanding shares.

On February 14, 2007, we paid a share distribution of 0.016919 shares per outstanding share (1,054,082 total shares) to shareholders of record as of January 31, 2007, based on the $0.83 per common unit distribution declared by Kinder Morgan Energy Partners, L.P. This distribution is paid in the form of additional shares or fractions thereof based on the average market price of a share determined for a ten-trading day period ending on the trading day immediately prior to the ex-dividend date for our shares.

4.

Business Activities and Related Party Transactions

At no time after our formation and prior to our initial public offering did we have any operations or own any interest in Kinder Morgan Energy Partners, L.P. Upon the closing of our initial public offering in May 2001, we became a limited partner in Kinder Morgan Energy Partners, L.P. and, pursuant to a delegation of control agreement, we assumed the management and control of its business and affairs. Under the delegation of control agreement, Kinder Morgan G.P., Inc. delegated to us, to the fullest extent permitted under Delaware law and the Kinder Morgan Energy Partners, L.P. partnership agreement, all of Kinder Morgan G.P., Inc.’s power and authority to manage and control the business and affairs of Kinder Morgan Energy Partners, L.P., subject to Kinder Morgan G.P., Inc.’s right to approve certain transactions. Kinder Morgan Energy Partners, L.P. will either pay directly or reimburse us for all expenses we incur in performing under the delegation of control agreement and will be obligated to indemnify us against claims and liabilities provided that we have acted in good faith and in a manner we believed to be in, or not opposed to, the best interests of Kinder Morgan Energy Partners, L.P. and the indemnity is not prohibited by law. Kinder Morgan Energy Partners, L.P. consented to the terms of the delegation of control agreement including Kinder Morgan Energy Partners, L.P.’s indemnity and reimbursement obligations. We do not receive a fee for our service under the delegation of control agreement, nor do we receive any margin or profit on the expense reimbursement. We incurred approximately $215.5 million, $178.4 million and $167.4 million of expenses during the years ended December 31, 2006, 2005 and 2004, respectively, on behalf of Kinder Morgan Energy Partners, L.P. The expense reimbursements by Kinder Morgan Energy Partners, L.P. to us are accounted for as a reduction to the expense incurred by us. The net monthly balance payable or receivable from these activities is settled in cash in the following month. At December 31, 2006, $14.7 million, primarily a receivable from Kinder Morgan Energy Partners, L.P., is recorded in the caption “Accounts Receivable, Related Party” in the accompanying Consolidated Balance Sheet.

Kinder Morgan Services LLC is our wholly owned subsidiary and provides centralized payroll and employee benefits services to us, Kinder Morgan G.P., Inc., Kinder Morgan Energy Partners, L.P. and Kinder Morgan Energy Partners, L.P.’s operating partnerships and subsidiaries (collectively, the “Group”). Employees of KMGP Services Company, Inc., a subsidiary of Kinder Morgan G.P., Inc., are assigned to work for one or more members of the Group. When they do so, they remain under our ultimate management and control. The direct costs of all compensation, benefits expenses, employer taxes and other employer expenses for these employees are allocated and charged by Kinder Morgan Services LLC to the appropriate members of the Group, and the members of the Group reimburse Kinder Morgan Services LLC for their allocated shares of these direct costs. There is no profit or margin charged by Kinder Morgan Services LLC to the members of the Group. The administrative support necessary to implement these payroll and benefits services is provided by the human resource department of Kinder Morgan, Inc., and the related administrative costs are allocated to members of the Group in accordance with expense allocation procedures. The effect of these arrangements is that each member of the Group bears the direct compensation and employee benefits costs of its assigned or partially assigned employees, as the case may be, while also bearing its allocable share of administrative costs. Pursuant to its limited partnership agreement, Kinder Morgan Energy Partners, L.P. reimburses Kinder Morgan Services LLC for its share of these administrative costs, and such reimbursements are accounted for as described above. During the twelve months ended December 31, 2006, 2005 and 2004 the expenses totaled approximately $248.3, million, $215.3 million and $172.6 million, respectively.

Item 8. Financial Statements and Supplementary Data. (continued)	KMR Form 10-K

5.

Summarized Financial Information for Kinder Morgan Energy Partners, L.P.

Following is summarized financial information for Kinder Morgan Energy Partners, L.P., a publicly traded limited partnership in which we own a significant interest. Additional information on Kinder Morgan Energy Partners, L.P.’s results of operations and financial position are contained in its 2006 Annual Report on Form 10-K, which is attached to this report as Exhibit 99.1.

Summarized Income Statement Information

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Operating Revenues	$8,954,583	$9,787,128	$7,932,861
Operating Expenses	7,698,449	8,773,606	6,958,865
Operating Income	$1,256,134	$1,013,522	$973,996

Income Before Cumulative Effect of a Change in Accounting Principle	$972,143	$812,227	$831,578

Net Income	$972,143	$812,227	$831,578

Summarized Balance Sheet Information

	As of December 31,
	2006	2005
	(In thousands)
Current Assets	$1,036,745	$1,215,224
Noncurrent Assets	$11,209,649	$10,708,238

Current Liabilities	$2,885,699	$1,808,885
Noncurrent Liabilities	$5,288,443	$6,458,506
Minority Interest	$50,599	$42,331

6.

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

Item 8. Financial Statements and Supplementary Data. (continued)	KMR Form 10-K

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

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108. This Bulletin requires a “dual approach” for quantifications of errors using both a method that focuses on the income statement impact, including the cumulative effect of prior years’ misstatements, and a method that focuses on the period-end balance sheet. For us, SAB No. 108 was effective January 1, 2007. The adoption of this Bulletin did not have a material impact on our consolidated financial statements, and we will apply this guidance prospectively.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. For us, this Interpretation was effective January 1, 2007, and the adoption of this Interpretation had no effect on our consolidated financial statements.

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

On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This Statement provides companies with an option to report selected financial assets and liabilities at fair value.

Item 8. Financial Statements and Supplementary Data. (continued)	KMR Form 10-K

The Statement’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.

SFAS No. 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The Statement does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157, discussed above, and SFAS No. 107 Disclosures about Fair Value of Financial Instruments.

This Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007 (January 1, 2008 for us). Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157. We are currently reviewing the effects of this Statement.

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Quarterly Operating Results for 2006 and 2005

	2006-Three Months Ended
	March 31	June 30	September 30	December 31
	(In thousands except per share amounts)
Equity in Earnings of Kinder Morgan Energy Partners, L.P.	$31,174	$31,353	$24,064	$36,564
Provision for Income Taxes	11,322	11,057	8,575	13,211
Net Income	$19,852	$20,296	$15,489	$23,353

Earnings Per Share, Basic and Diluted	$0.34	$0.34	$0.26	$0.38

Number of Shares Used in Computing Basic and Diluted Earnings Per Share	58,428	59,480	60,600	61,747

	2005-Three Months Ended
	March 31	June 30	September 30	December 31
	(In thousands except per share amounts)
Equity in Earnings (Losses) of Kinder Morgan Energy Partners, L.P.	$29,422	$27,825	$32,621	$(1,420)
Income Tax Provision (Benefit)	10,686	10,106	11,848	(516)
Net Income (Loss)	$18,736	$17,719	$20,773	$(904)

Earnings (Loss) Per Share, Basic and Diluted	$0.34	$0.32	$0.37	$(0.02)

Number of Shares Used in Computing Basic and Diluted Earnings Per Share	54,646	55,632	56,571	57,472

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

Item 8. Financial Statements and Supplementary Data. (continued)	KMR Form 10-K

	December 31,
	2006	2005	2004
	(In thousands)
Net Capitalized Costs	$330,324	$287,433	$245,006
Costs Incurred for the Year Ended	79,055	74,264	75,294
Results of Operations for the Year Ended	21,204	30,939	21,054

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

	December 31,
	2006	2005	2004	2003
	(Dollars in thousands)
Proved Reserves:
Crude Oil (MBbls)	32,850	36,584	31,723	29,619
Natural Gas Liquids (MBbls)	2,738	4,892	5,191	4,131
Natural Gas (MMcf)[1]	77	555	408	836
Standardized Measure of Discounted Cash Flows for the Year Ended	$584,994	$792,497	$524,304	$357,589

1

Natural gas reserves are computed at 14.65 pounds per square inch absolute and 60 degrees Fahrenheit.

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.

Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2006, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required, and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies

Item 9A. Controls and Procedures. (continued) KMR Form 10-K

or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their attestation report which is included elsewhere in this report.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.

Other Information.

None

KMR Form 10-K

PART III

Item 10.

Directors, Executive Officers and Corporate Governance.

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

Name	Age	Position
Richard D. Kinder	62	Director, Chairman and Chief Executive Officer
C. Park Shaper	38	Director and President
Steven J. Kean	45	Executive Vice President and Chief Operating Officer
Edward O. Gaylord	75	Director
Gary L. Hultquist	63	Director
Perry M. Waughtal	71	Director
Kimberly A. Dang	37	Vice President, Investor Relations and Chief Financial Officer
Jeffrey R. Armstrong	38	Vice President (President, Terminals)
Thomas A. Bannigan	53	Vice President (President, Products Pipelines)
Richard T. Bradley	51	Vice President (President, CO2)
David D. Kinder	32	Vice President, Corporate Development and Treasurer
Joseph Listengart	38	Vice President, General Counsel and Secretary
Scott E. Parker	46	Vice President (President, Natural Gas Pipelines)
James E. Street	50	Vice President, Human Resources and Administration

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

Kimberly A. Dang is Vice President, Investor Relations and Chief Financial Officer of Kinder Morgan Management, LLC, Kinder Morgan G.P., Inc. and Kinder Morgan, Inc. Mrs. Dang was elected Chief Financial Officer of Kinder Morgan Management, LLC, Kinder Morgan G.P., Inc. and Kinder Morgan, Inc. in May 2005. She served as Treasurer of Kinder Morgan Management, LLC, Kinder Morgan G.P., Inc. and Kinder Morgan, Inc. from January 2004 to May 2005. She was elected Vice President, Investor Relations of Kinder Morgan Management, LLC, Kinder Morgan G.P., Inc. and Kinder Morgan, Inc. in July 2002. From November 2001 to July 2002, she served as Director, Investor Relations. From May 2001 until November 2001, Mrs. Dang was an independent financial consultant. From September 2000 until May 2001, she served as an associate and later a principal at Murphee Venture Partners, a venture capital firm. Mrs. Dang has received a Masters in Business Administration degree from the J.L. Kellogg Graduate School of Management at Northwestern University and a Bachelor of Business Administration degree in accounting from Texas A&M University.

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

Scott E. Parker is Vice President (President, Natural Gas Pipelines) of Kinder Morgan Management, LLC, Kinder Morgan G.P., Inc. and Kinder Morgan, Inc. He was elected Vice President (President, Natural Gas Pipelines) of Kinder Morgan Management, LLC, Kinder Morgan G.P., Inc. and Kinder Morgan, Inc. in May 2005.  Mr. Parker served as President of

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

Corporate Governance

We have a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934 comprised of Messrs. Gaylord, Hultquist and Waughtal. Mr. Gaylord is the chairman of the audit committee and has been determined by the board to be an “audit committee financial expert.” The board has determined that all of the members of the audit committee are independent as described under the relevant standards.

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

On April 11, 2006, our chief executive officer certified to the New York Stock Exchange, as required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual, that as of April 11, 2006, he was not aware of any violation by us of the New York Stock Exchange’s Corporate Governance listing standards. We have also filed as an exhibit to this report the Sarbanes-Oxley Act Section 302 certifications regarding the quality of our public disclosure.

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

Interested parties may contact our lead director, the chairpersons of any of the board’s committees, the independent directors as a group or the full board by mail to Kinder Morgan Management, LLC, 500 Dallas Street, Suite 1000, Houston, Texas 77002, Attention: General Counsel, or by e-mail within the “Contact Us” section of our internet website, at www.kindermorgan.com. Any communication should specify the intended recipient.

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

Based solely on our review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that all Section 16(a) filing requirements were met during 2006.

Item 11.  Executive Compensation

All of our individual executive officers and directors serve in the same capacities for Kinder Morgan G.P., Inc. Certain of those executive officers also serve as executive officers of Kinder Morgan, Inc. All information in this report with respect to compensation of executive officers describes the total compensation received by those persons in all capacities for Kinder Morgan Management, LLC, Kinder Morgan G.P., Inc., Kinder Morgan, Inc. and their respective affiliates; consequently, in

Item 11. Executive Compensation. (continued)	KMR Form 10-K

this Item 11, “we,” “our” or “us” refers to Kinder Morgan Management, LLC, Kinder Morgan G.P., Inc. and, where appropriate, Kinder Morgan, Inc.

Compensation Discussion and Analysis

Program Objectives

We are a publicly traded Delaware limited liability company. We are a limited partner in Kinder Morgan Energy Partners, L.P., and manage and control its business and affairs pursuant to a delegation of control agreement. We seek to attract and retain executives who will help us achieve our primary business strategy objective of growing the value of Kinder Morgan Energy Partners, L.P.’s portfolio of businesses for the benefit of our shareholders and its unitholders. To help accomplish this goal, we have designed an executive compensation program that rewards individuals with competitive compensation that consists of a mix of cash, benefit plans and long-term compensation, with a majority of executive compensation tied to the “at risk” portions of the annual cash bonus and long-term equity compensation.

The key objectives of our executive compensation program are to attract, motivate and retain executives who will advance our overall business strategies and objectives to create and return value to our shareholders and Kinder Morgan Energy Partners, L.P.’s unitholders. We believe that an effective executive compensation program should link total compensation to financial performance and to the attainment of short and long term strategic, operational, and financial objectives. We also believe it should provide competitive total compensation opportunities at a reasonable cost. In designing our executive compensation program, we have recognized that our executives have a much greater portion of their overall compensation at-risk than do our other employees; consequently, we have tried to establish the at-risk portions of our executive total compensation at levels that recognize their much increased level of responsibility and their ability to influence business results.

Our executive compensation program is principally comprised of the following three elements:

•

base cash salary;

•

possible annual cash bonus (reflected in the Summary Compensation Table below as Non-Equity Incentive Plan Compensation); and

•

possible long-term equity awards, namely grants of restricted Kinder Morgan, Inc. stock and, in previous years, grants of options to acquire shares of Kinder Morgan, Inc. common stock.

It is our current philosophy to pay our executive officers a base salary not to exceed $200,000 per year, which is below base salaries for comparable positions in the marketplace. In addition, we believe that the compensation of our Chief Executive Officer, Chief Financial Officer and the executives named below, collectively referred to in this Item 11 as our named executive officers, should be directly and materially tied to the financial performance of Kinder Morgan, Inc. and Kinder Morgan Energy Partners, L.P., and should be aligned with the interests of Kinder Morgan, Inc. stockholders and Kinder Morgan Energy Partners, L.P. unitholders. Therefore, the majority of our named executive officers’ compensation is allocated to the “at risk” portions of our compensation program—the annual cash bonus and the long-term equity compensation. For 2006, our executive compensation was weighted toward the cash bonus, payable on the basis of achieving (i) an earnings per share target by Kinder Morgan, Inc.; and (ii) a cash distribution per common unit target by Kinder Morgan Energy Partners, L.P. Prior to 2003, we used both Kinder Morgan, Inc. stock options and restricted Kinder Morgan, Inc. stock as the principal components of long-term executive compensation, and beginning in 2003, we used grants of restricted stock exclusively as the principal component of long-term executive compensation.

Grants of restricted Kinder Morgan, Inc. stock are made to encourage our executive officers to manage from the perspective of owners with an equity stake and our approach to equity compensation is designed to balance the business objectives of fair and reasonable executive pay with the business objectives of equityholder interests. We are very sensitive to making large awards of Kinder Morgan, Inc. restricted stock or Kinder Morgan, Inc. stock options to our executive officers because such large awards dilute the ownership of Kinder Morgan, Inc.’s stockholders. Therefore, we seek to balance the dilutive effect of such stock awards to Kinder Morgan, Inc.’s existing stockholders with our need to attract and retain key employees.

Additionally, we periodically compare our executive compensation components with market information. The purpose of this comparison is to ensure that our total compensation package operates effectively, remains both reasonable and competitive with the energy industry, and is generally comparable to the compensation offered by companies of similar size and scope as us. We also keep abreast of current trends, developments, and emerging issues in executive compensation, and if appropriate, will obtain advice and assistance from outside legal, compensation or other advisors.

We have endeavored to design our executive compensation program and practices with appropriate consideration of all tax, accounting, legal and regulatory requirements. Section 162(m) of the Internal Revenue Code limits the deductibility of certain compensation for our executive officers to $1,000,000 of compensation per year; however, if specified conditions are

Item 11. Executive Compensation. (continued)	KMR Form 10-K

met, certain compensation may be excluded from consideration of the $1,000,000 limit. Since the bonuses we pay to our executive officers are paid under Kinder Morgan, Inc.’s stockholder-approved 2005 Annual Incentive Plan as a result of reaching designated financial targets established by Kinder Morgan, Inc.’s compensation committee, we expect that all compensation paid to our executives will be deductible by Kinder Morgan, Inc.

Behaviors Designed to Reward

Our executive compensation program is designed to reward individuals for advancing our business strategies and the interests of our stakeholders, and we prohibit engaging in any detrimental activities, such as performing services for a competitor, disclosing confidential information or violating appropriate business conduct standards. Each executive is held accountable to uphold and comply with company guidelines, which require the individual to maintain a discrimination-free workplace, to comply with orders of regulatory bodies, and to maintain high standards of operating safety and environmental protection.

Unlike many companies, we have no executive perquisites and, with respect to our United States-based executives, we have no supplemental executive retirement, non-qualified supplemental defined benefit/contribution, deferred compensation or split dollar life insurance programs. We have no executive company cars or executive car allowances nor do we offer or pay for financial planning services. Additionally, we do not own any corporate aircraft and we do not pay for executives to fly first class. We are currently below competitive levels for comparable companies in this area of our compensation package, however, we have no current plans to change our policy of not offering such executive benefits or perquisite programs.

At his request, Mr. Kinder, our Chairman and Chief Executive Officer, receives $1 of base salary per year. Additionally, Mr. Kinder has requested that he receive no annual bonus, stock or unit grants, or other compensation. Mr. Kinder does not have any deferred compensation, supplemental retirement or any other special benefit, compensation or perquisite arrangement. He wishes to be rewarded strictly on the basis of stock performance which impacts the value of his holdings of Kinder Morgan, Inc. common stock, Kinder Morgan Energy Partners, L.P. common units and our shares. Each year Mr. Kinder reimburses us for his portion of health care premiums and parking expenses.

Elements of Compensation

As outlined above, our executive compensation program is principally comprised of the following three elements: a base cash salary; a possible annual cash bonus; and a possible long-term equity award. With regard to our executive officers other than our Chief Executive Officer, Kinder Morgan, Inc.’s and our compensation committees review and approve annually the financial goals and objectives of both Kinder Morgan, Inc. and Kinder Morgan Energy Partners, L.P. that are relevant to the compensation of our executive officers. Generally following the regularly scheduled fourth quarter board meetings in each year, the committees solicit information from other directors, the Chief Executive Officer and other relevant members of senior management regarding the performance of our executive officers other than our Chief Executive Officer during that year. Our Chief Executive Officer makes compensation recommendations to the committees with respect to our executive officers, other than himself. The committees obtain the information and the recommendations prior to the regularly scheduled first quarter board meetings.

Annually, at Kinder Morgan, Inc.’s and our regularly scheduled first quarter board meetings, the committees evaluate the performance of our executive officers other than our Chief Executive Officer and make determinations regarding the terms of their continued employment and compensation for that year. If the committees deem it advisable, they may, rather than determine the terms of continued employment and compensation for executive officers (other than the Chief Executive Officer), make a recommendation with respect thereto to the independent members of the board who make the determination at the first quarter board meetings. The committees also determine bonuses for the prior year based on the performance targets set therefore, and set performance targets for the present year for bonus and other relevant purposes.

If any of our executive officers is also an executive officer of Kinder Morgan, Inc. or Kinder Morgan G.P., Inc., the committees’ compensation determination or recommendation (i) may be with respect to the aggregate compensation to be received by such officer from Kinder Morgan, Inc., Kinder Morgan G.P., Inc. and us that is to be allocated among them in accordance with procedures approved by the committees, if such aggregate compensation set by the committee or the board of Kinder Morgan, Inc. and that set by the committee or our board are the same, or alternatively (ii) may be with respect to the compensation to be received by such executive officers from Kinder Morgan, Inc., Kinder Morgan G.P., Inc. or us, as the case may be, in which case such compensation will not be allocated among Kinder Morgan, Inc., on the one hand, and Kinder Morgan G.P., Inc, Kinder Morgan Energy Partners, L.P. and us, on the other. Further, if any of our executive officers is also an executive officer of Kinder Morgan, Inc., the committees may, to the extent they believe necessary or desirable, exchange information with respect to evaluation and compensation recommendations with each other. Thereafter, the committees or the Chief Executive Officer will discuss the committees’ evaluation and the determination as to compensation with the executive officers.

In addition, the compensation committees have the sole authority to retain (and terminate as necessary) and compensate any compensation consultants, counsel and other firms of experts to advise them as they determine necessary or appropriate. The committees have the sole authority to approve any such firm's fees and other retention terms, and Kinder Morgan Energy

Item 11. Executive Compensation. (continued)	KMR Form 10-K

Partners and Kinder Morgan, Inc., as applicable, will make adequate provision for the payment of all fees and other compensation, approved by the committees, to any such firm employed by the committees. The committees also have sole authority to determine if any compensation consultant is to be used to assist in the evaluation of director, Chief Executive Officer or senior executive compensation and will have sole authority to retain and terminate any such compensation consultant and to approve the consultant's fees and other retention terms.

Base Salary

This includes base salary, which is paid in cash. All of our executive officers, with the exception of our Chairman and Chief Executive Officer who receives $1 of base salary per year as described above, earn a base salary not to exceed $200,000 per year. Generally, we believe that our executive officers’ base salaries are below base salaries for executives in similar positions and with similar responsibilities at comparable companies of corresponding size and scope.

Possible Annual Cash Bonus (Non-Equity Cash Incentive)

Our possible annual cash bonuses are provided for under Kinder Morgan, Inc.’s 2005 Annual Incentive Plan, which became effective January 18, 2005 and which is referred to in this report as the Kinder Morgan, Inc. Annual Incentive Plan. The overall purpose of the Kinder Morgan, Inc. Annual Incentive Plan is to increase our executive officers’ and our employees’ personal stake in the continued success of Kinder Morgan, Inc. and Kinder Morgan Energy Partners, L.P. by providing them additional incentives through the possible payment of annual cash bonuses. Under the plan, annual cash bonuses may be paid to our executive officers and other employees depending on a variety of factors, including their individual performance, Kinder Morgan, Inc.’s financial performance, the financial performance of Kinder Morgan, Inc.’s subsidiaries (including Kinder Morgan Energy Partners, L.P.), and safety and environmental goals.

The plan is administered by the compensation committee of Kinder Morgan, Inc.’s board of directors, which consists of three or more directors, each of whom qualifies as an “outside director” for purposes of the Internal Revenue Code. The compensation committee is authorized to grant awards under the plan, interpret the plan, adopt rules and regulations for carrying out the plan, and make all determinations necessary or advisable for the administration of the plan.

All of the employees of Kinder Morgan, Inc. and its subsidiaries, including KMGP Services Company, Inc., are eligible to participate in the plan, except employees who are included in a unit of employees covered by a collective bargaining agreement unless such agreement expressly provides for eligibility under the plan. However, only eligible employees who are selected by the Kinder Morgan, Inc. compensation committee will actually participate in the plan and receive bonuses.

The plan consists of two components: the executive plan component and the non-executive plan component. Our Chairman and Chief Executive Officer and all employees who report directly to the Chairman are eligible for the executive plan component; however, as stated elsewhere in this report, Mr. Richard D. Kinder, our Chairman and Chief Executive Officer, does not participate under the plan. As of January 31, 2007, excluding Mr. Richard D. Kinder, 13 of our current executive officers were eligible to participate in the executive plan component. All other U.S. eligible employees were eligible for the non-executive plan component.

The Kinder Morgan, Inc. compensation committee determines which of the eligible employees will be eligible to participate under the executive plan component of the Kinder Morgan, Inc. Annual Incentive Plan for any given year. At or before the start of each calendar year (or later, to the extent allowed under Internal Revenue Code regulations), performance objectives for that year are identified. The performance objectives are based on one or more of the criteria set forth in the plan. The Kinder Morgan, Inc. compensation committee establishes a bonus opportunity for each executive officer, which is the amount of the bonus the executive officer will earn if the performance objectives are fully satisfied. The compensation committee may specify a minimum acceptable level of achievement of each performance objective below which no bonus is payable with respect to that objective. The compensation committee may set additional levels above the minimum (which may also be above the targeted performance objective), with a formula to determine the percentage of the bonus opportunity to be earned at each level of achievement above the minimum. Performance at a level above the targeted performance objective may entitle the executive officer to earn a bonus in excess of 100% of the bonus opportunity. However, the maximum payout to any individual under the Kinder Morgan, Inc. Annual Incentive Plan for any year is $2.0 million, and the Kinder Morgan, Inc. compensation committee has the discretion to reduce the bonus amount in any performance period.

Performance objectives may be based on one or more of the following criteria:

•

Kinder Morgan, Inc.’s earnings per share;

•

Kinder Morgan, Inc. cash dividends to its stockholders;

•

Kinder Morgan, Inc.’s earnings before interest and taxes or earnings before interest, taxes and corporate charges, or the earnings before interest and taxes or earnings before interest, taxes and corporate charges of one of its subsidiaries or business units;

Item 11. Executive Compensation. (continued)	KMR Form 10-K

•

•

Kinder Morgan, Inc.’s net income or the net income of one of its subsidiaries or business units;

•

Kinder Morgan, Inc.’s revenues or the revenues of one of its subsidiaries or business units;

•

Kinder Morgan, Inc.’s unit revenues minus unit variable costs or the unit revenues minus unit variable costs of one of its subsidiaries or business units;

•

Kinder Morgan, Inc.’s return on capital, return on equity, return on assets, or return on invested capital, or the return on capital, return on equity, return on assets, or return on invested capital of one of its subsidiaries or business units;

•

Kinder Morgan, Inc.’s cash flow return on assets or cash flows from operating activities, or the cash flow return on assets or cash flows from operating activities of one of its subsidiaries or business units;

•

Kinder Morgan, Inc.’s capital expenditures or the capital expenditures of one of its subsidiaries or business units;

•

Kinder Morgan, Inc.’s operations and maintenance expense or general and administrative expense, or the operations and maintenance expense or general and administrative expense of one of its subsidiaries or business units;

•

Kinder Morgan, Inc.’s debt-equity ratios and key profitability ratios, or the debt-equity ratios and key profitability ratios of one of its subsidiaries or business units; or

•

Kinder Morgan, Inc.’s stock price.

The Kinder Morgan, Inc. compensation committee set two performance objectives for 2006 under both the executive plan component and the non-executive plan component. The 2006 performance objectives were $3.28 in cash distributions per common unit at Kinder Morgan Energy Partners, L.P., and $5.00 in earnings per share at Kinder Morgan, Inc. These targets were the same as Kinder Morgan Energy Partners, L.P.’s and Kinder Morgan, Inc.’s previously disclosed 2006 budget expectations. At the end of 2006, the Kinder Morgan, Inc. compensation committee determined and certified in writing the extent to which the performance objectives had been attained and the extent to which the bonus opportunity had been earned under the formula previously established by the Kinder Morgan, Inc. compensation committee. Because payments under the plan for our executive officers are determined by comparing actual performance to the performance objectives established by the compensation committee each year for eligible executive officers chosen to participate for that year, it is not possible to accurately predict any amounts that will actually be paid under the executive plan portion of the plan over the life of the plan.

The below table sets forth the bonus opportunities that would have been payable to our executive officers if the performance objectives established by the Kinder Morgan, Inc. compensation committee for 2006 had been 100% achieved. The Kinder Morgan, Inc. compensation committee may, at its sole discretion, reduce the amount of the bonus actually paid to any executive officer under the plan from the amount of any bonus opportunity open to such executive officer.

Kinder Morgan, Inc. Annual Incentive Plan
Bonus Opportunities for 20061

Name and Principal Position	Dollar Value

Richard D. Kinder, Chairman and Chief Executive Officer	$—	[2]

Kimberly A. Dang, Vice President and Chief Financial Officer	1,000,000	[3]

Jeffrey R. Armstrong, Vice President (President, Terminals)	1,000,000	[3]

David D. Kinder, Vice President Corporate Development and Treasurer	1,000,000	[3]

Steven J. Kean, Executive Vice President and Chief Operating Officer	1,500,000	[4]

Joseph Listengart, Vice President, General Counsel and Secretary	1,000,000	[3]

Scott E. Parker, Vice President (President, Natural Gas Pipelines)	1,000,000	[3]

C. Park Shaper, Director and President	1,500,000	[4]

__________

1

No stock, stock options, stock appreciation rights, restricted stock or similar awards are payable under the plan.

2

Declined to participate.

Item 11. Executive Compensation. (continued)	KMR Form 10-K

3

Under the plan, for 2006, if neither of the targets was met, no bonus opportunities would have been provided; if one of the targets was met, $500,000 in bonus opportunities would have been open; if both of the targets had been exceeded by 10%, $1,500,000 in bonus opportunities would have been open. The Kinder Morgan, Inc. compensation committee may, in its sole discretion, reduce the award payable to any participant for any reason.

4

Under the plan, for 2006, if neither of the targets was met, no bonus opportunities would have been provided; if one of the targets was met, $750,000 in bonus opportunities would have been open; if both of the targets had been exceeded by 10%, $2,000,000 in bonus opportunities would have been open. The Kinder Morgan, Inc. compensation committee may, in its sole discretion, reduce the award payable to any participant for any reason.

In 2006, excluding the impairment charge resulting from our entering into a definitive agreement to sell our Terasen Gas business segment, Kinder Morgan, Inc. exceeded its established target, but Kinder Morgan Energy Partners, L.P. did not achieve its established target. Excluding Mr. Richard D. Kinder, who does not participate in the plan, our top three executive officers (Messrs. Shaper, Kean and Listengart) voluntarily elected to take zero bonuses for work done in 2006. The Kinder Morgan, Inc. compensation committee agreed to the executives’ request for zero bonuses, but wanted to make note that it was no reflection on any of the executives’ personal performance for the year. It was also noted and reflected that each of our other executive officers’ bonus was reduced in accordance with past practice and in light of the making of just one target. Mr. Parker’s bonus was paid $500,000 from the plan according to the plan terms, and $350,000 from outside the plan as a discretionary bonus.

The plan was established, in part, to enable the portion of an officer’s or other employee’s annual bonus based on objective performance criteria to qualify as “qualified performance–based compensation” under the Internal Revenue Code. “Qualified performance–based compensation” is deductible by Kinder Morgan Energy Partners, L.P. for tax purposes. The tax deduction available with respect to compensation paid to executive officers is limited, unless the compensation qualifies as performance-based under the Internal Revenue Code. The requirements for performance-based compensation include the following:

•

the compensation must be paid based solely on the attainment of objective performance measures established by a committee of outside directors, and

•

the plan providing for such compensation must be approved by Kinder Morgan, Inc. stockholders.

The Kinder Morgan, Inc. Annual Incentive Plan is a bonus plan that enables the portion of an officer or employee's annual bonus based on objective performance criteria to qualify as performance-based. Accordingly, that amount is deductible without regard to the deduction limit otherwise imposed by the Internal Revenue Code. If a bonus paid under the plan to an individual is in excess of the bonus opportunity set by the compensation committee, Section 162(m) of the Internal Revenue Code could limit the deductibility of the bonus paid. Consequently, the compensation committee set bonus opportunities under the plan for 2006 for the executive officers at dollar amounts in excess of that which were expected to actually be paid under the plan.

Kinder Morgan, Inc.’s Board of Directors may amend the plan from time to time without Kinder Morgan, Inc. stockholder approval except as required to satisfy the Internal Revenue Code or any applicable securities exchange rules. Awards may be granted under the plan for calendar years 2007 through 2009, unless the plan is terminated earlier by the Kinder Morgan, Inc. Board. However, the plan will remain in effect until payment has been completed with respect to all awards granted under the plan prior to its termination.

Restricted Kinder Morgan, Inc. Stock Awards

This includes grants of restricted Kinder Morgan, Inc. stock under Kinder Morgan, Inc.’s Amended and Restated 1999 Stock Plan, referred to in this report as the Kinder Morgan, Inc. stock plan. The Kinder Morgan, Inc. stock plan allows for grants of restricted Kinder Morgan, Inc. stock and non-qualified Kinder Morgan, Inc. stock options. We believe the plan permits us to keep pace with changing developments in compensation and benefit programs, making us competitive with those companies that offer incentives to attract and retain employees.

The purposes of the Kinder Morgan, Inc. stock plan are to:

•

enable the employees of Kinder Morgan, Inc. and the employees of its subsidiaries to develop a sense of proprietorship and personal involvement in Kinder Morgan, Inc.’s financial success and the financial success of its subsidiaries, including us; and

•

encourage those employees to remain with and devote their best efforts to Kinder Morgan, Inc.’s business and the business of its subsidiaries, including Kinder Morgan Energy Partners, L.P.

Officers and other employees of Kinder Morgan, Inc. and other entities in which they have a direct or indirect interest are eligible to participate in the plan. Kinder Morgan, Inc.’s compensation committee, which administers the plan, has the sole

Item 11. Executive Compensation. (continued)	KMR Form 10-K

discretion to select participants from among eligible persons. Directors who are not employees are not eligible to participate in the plan. The aggregate number of shares of Kinder Morgan, Inc. common stock which may be issued under the plan with respect to options, restricted stock and restricted stock units may not exceed 10,500,000, subject to adjustment for certain transactions affecting the common stock. Lapsed, forfeited or canceled options, and shares subject to forfeited restricted stock units, will not count against this limit and can be regranted under the plan. Options with respect to more than 1,000,000 shares of Kinder Morgan, Inc. common stock, restricted stock with respect to more than 500,000 shares of Kinder Morgan, Inc. common stock and restricted stock units with respect to more than 100,000 shares of Kinder Morgan, Inc. common stock may not be granted to any one employee during any five year period. The shares issued under the plan may be issued from shares held in treasury or from authorized but unissued shares.

The Kinder Morgan, Inc. stock plan provides for the grant of:

•

nonqualified stock options;

•

stock appreciation rights in tandem with stock options;

•

restricted stock; and

•

restricted stock units.

Awards may be granted individually, in combination, or in tandem as determined by the compensation committee. Kinder Morgan, Inc.’s Board of Directors may amend the plan without Kinder Morgan, Inc. stockholder approval, unless that approval is required by applicable law, rules, regulations or stock exchange requirements; however, Kinder Morgan, Inc.’s Board of Directors may not amend the plan in such a way that would impair the rights of a participant under an award without the consent of such participant, or that would decrease any authority granted to the Kinder Morgan, Inc. compensation committee in contravention of Rule 16b-3 under the Securities Exchange Act of 1934, as amended. In addition, Kinder Morgan, Inc.’s Board of Directors may terminate the plan at any time.

The Kinder Morgan, Inc. compensation committee establishes the form and terms of each grant of restricted stock, and each grant is evidenced by a written agreement. Shares of restricted stock are subject to "forfeiture restrictions" that restrict the transferability of the shares and obligate the participant to forfeit and surrender the shares under certain circumstances, such as termination of employment. The Kinder Morgan, Inc. compensation committee may decide that forfeiture restrictions on restricted stock will lapse upon the restricted stock holder's continued employment for a specified period of time, the attainment of one or more performance targets established by the Kinder Morgan, Inc. compensation committee, the occurrence of any event or the satisfaction of any condition specified by the Kinder Morgan, Inc. compensation committee, or a combination of any of these. The performance targets may be based on:

•

the price of a share of Kinder Morgan, Inc. stock or of the equity of one of its subsidiaries or business units;

•

Kinder Morgan, Inc.’s earnings per share or the earnings per share of one of its subsidiaries or business units;

•

Kinder Morgan, Inc.’s total stockholder value or the total stockholder value of one of its subsidiaries or business units;

•

Kinder Morgan, Inc.’s dividends or distributions or the dividends or distributions of one of its subsidiaries or business units;

•

Kinder Morgan, Inc.’s revenues or the revenues of one of its subsidiaries or business units;

•

Kinder Morgan, Inc.’s debt/equity ratio, interest coverage ratio or indebtedness/earnings before or after interest, taxes, depreciation and amortization ratio, or such ratios with respect to one of its subsidiaries or business units;

•

Kinder Morgan, Inc.’s cash coverage ratio or the cash coverage ratio with respect to one of its subsidiaries or business units;

•

Kinder Morgan, Inc.’s net income (before or after taxes) or the net income (before or after taxes) of one of its subsidiaries or business units;

•

Kinder Morgan, Inc.’s cash flow or cash flow return on investments or the cash flow or cash flow return on investments of one of its subsidiaries or business units;

•

Kinder Morgan, Inc.’s earnings before or after interest, taxes, depreciation, and/or amortization or earnings before or after interest, taxes, depreciation, and/or amortization of one of its subsidiaries or business units;

Item 11. Executive Compensation. (continued)	KMR Form 10-K

•

Kinder Morgan, Inc.’s economic value added or the economic value added of one of its subsidiaries or business units;

•

Kinder Morgan, Inc.’s return on stockholders' equity or the return on stockholders' equity of one of its subsidiaries or business units; or

•

the payment of a bonus under the Kinder Morgan, Inc. Annual Incentive Plan as a result of the attainment of performance goals based on one or more of the criteria set forth above.

Each grant of restricted stock may have different forfeiture restrictions, in the discretion of the Kinder Morgan, Inc. compensation committee. The Kinder Morgan, Inc. compensation committee may, in its sole discretion, prescribe additional terms, conditions or restrictions relating to restricted stock, including, but not limited to, rules pertaining to the termination of employment (by retirement, disability, death or otherwise) of a participant prior to the lapse of the forfeiture restrictions, and terms related to tax matters.

Unless otherwise provided for in a written agreement, a participant will have the right to receive dividends with respect to restricted stock, to vote the stock and to enjoy all other stockholder rights, except that:

•

the participant will not be entitled to delivery of the stock certificate unless and until the forfeiture restrictions have lapsed;

•

Kinder Morgan, Inc. will retain custody of the stock unless and until the forfeiture restrictions have lapsed;

•

the participant may not sell, transfer, pledge, exchange, hypothecate or otherwise dispose of the stock unless and until the forfeiture restrictions have lapsed; and

•

a breach by a participant of the terms and conditions established by the Kinder Morgan, Inc. compensation committee pursuant to the restricted stock agreement will cause a forfeiture of the restricted stock by the participant.

Unless otherwise provided for in a written agreement, dividends payable with respect to restricted stock will be paid to a participant in cash on the day on which the corresponding dividend on shares is paid to Kinder Morgan, Inc. stockholders, or as soon as administratively feasible thereafter, but no later than the fifteenth day of the third calendar month following the day on which the corresponding dividend is paid to Kinder Morgan, Inc. stockholders. The Kinder Morgan, Inc. compensation committee may, in its sole discretion, decide that a participant's right to receive dividends on restricted stock is subject to the attainment of one or more performance targets based on the criteria listed above.

The Kinder Morgan, Inc. compensation committee at any time may accelerate the time or conditions under which the forfeiture restrictions lapse. However, except in the event of a corporate change (as defined in the plan), the Kinder Morgan, Inc. compensation committee may not take any such action with respect to “covered employees” (within the meaning of Treasury Regulation § 1.162-27(c)(2)) if such restricted stock has been designed to meet the exception for performance-based compensation under Section 162(m) of the Internal Revenue Code unless the performance targets with respect to the restricted stock have been attained.

For the year ended December 31, 2006, no restricted stock or options to purchase shares of Kinder Morgan, Inc. were granted to any of our executive officers.

Other Compensation

Kinder Morgan Savings Plan. The Kinder Morgan Savings Plan is a defined contribution 401(k) plan. The plan permits all full-time employees of Kinder Morgan, Inc. and KMGP Services Company, Inc., including the named executive officers, to contribute between 1% and 50% of base compensation, on a pre-tax basis, into participant accounts. In addition to a mandatory contribution equal to 4% of base compensation per year for most plan participants, Kinder Morgan G.P., Inc. may make special discretionary contributions. Certain employees’ contributions are based on collective bargaining agreements. The mandatory contributions are made each pay period on behalf of each eligible employee. All employer contributions, including discretionary contributions, are in the form of Kinder Morgan, Inc. stock that is immediately convertible into other available investment vehicles at the employee’s discretion. Participants may direct the investment of their contributions into a variety of investments. Plan assets are held and distributed pursuant to a trust agreement.

For employees hired on or prior to December 31, 2004, all contributions, together with earnings thereon, are immediately vested and not subject to forfeiture. Employer contributions for employees hired on or after January 1, 2005 will vest on the second anniversary of the date of hire. Effective October 1, 2005, for new employees of Kinder Morgan Energy Partners, L.P.’s Terminals business segment, a tiered employer contribution schedule was implemented. This tiered schedule provides for employer contributions of 1% for service less than one year, 2% for service between one and two years, 3% for service

Item 11. Executive Compensation. (continued)	KMR Form 10-K

between two and five years, and 4% for service of five years or more. All employer contributions for employees of our Terminals business segment hired after October 1, 2005 will vest on the fifth anniversary of the date of hire.

At its July 2006 meeting, the compensation committee of the Kinder Morgan, Inc. board of directors approved a special contribution of an additional 1% of base pay into the Savings Plan for each eligible employee. Each eligible employee will receive an additional 1% company contribution based on eligible base pay each pay period beginning with the first pay period of August 2006 and continuing through the last pay period of July 2007. The additional 1% contribution is in the form of Kinder Morgan, Inc. common stock (the same as the current 4% contribution) and does not change or otherwise impact, the annual 4% contribution that eligible employees currently receive. It may be converted to any other Savings Plan investment fund at any time and it will vest according to the same vesting schedule described in the preceding paragraph. Since this additional 1% company contribution is discretionary, KMI compensation committee approval will be required annually for each additional contribution. During the first quarter of 2007, excluding the 1% additional contribution described above, we will not make any additional discretionary contributions to individual accounts for 2006.

Additionally, in 2006, an option to make after-tax “Roth” contributions (Roth 401(k) option) to a separate participant account was added to the Savings Plan as an additional benefit to all participants. Unlike traditional 401(k) plans, where participant contributions are made with pre-tax dollars, earnings grow tax-deferred, and the withdrawals are treated as taxable income, Roth 401(k) contributions are made with after-tax dollars, earnings are tax-free, and the withdrawals are tax-free if they occur after both (i) the fifth year of participation in the Roth 401(k) option, and (ii) attainment of age 59 ½, death or disability. The employer contribution will still be considered taxable income at the time of withdrawal.

Cash Balance Retirement Plan. Employees of KMGP Services Company, Inc. and Kinder Morgan, Inc., including the named executive officers, are also eligible to participate in a Cash Balance Retirement Plan. Certain employees continue to accrue benefits through a career-pay formula, “grandfathered” according to age and years of service on December 31, 2000, or collective bargaining arrangements. All other employees accrue benefits through a personal retirement account in the Cash Balance Retirement Plan. Under the plan, we make contributions on behalf of participating employees equal to 3% of eligible compensation every pay period. Interest is credited to the personal retirement accounts at the 30-year U.S. Treasury bond rate, or an approved substitute, in effect each year. Employees become fully vested in the plan after five years, and they may take a lump sum distribution upon termination of employment or retirement.

The following table sets forth the estimated actuarial present value of each named executive officer’s accumulated pension benefit as of December 31, 2006, under the provisions of the Kinder Morgan Cash Balance Retirement Plan. With respect to our executive officers, the benefits were computed using the same assumptions used for financial statement purposes, assuming current remuneration levels without any salary projection, and assuming participation until normal retirement at age sixty-five. These benefits are subject to federal and state income taxes, where applicable, but are not subject to deduction for social security or other offset amounts.

Pension Benefits
Name	Plan Name	Current Credited Yrs of Service	Present Value of Accumulated Benefit[1]	Contributions During 2006
Richard D. Kinder	Cash Balance	6	$-	$-
Kimberly A. Dang	Cash Balance	5	24,114	6,968
Jeffrey R. Armstrong	Cash Balance	6	40,534	7,726
David D. Kinder	Cash Balance	6	32,114	7,337
Steven J. Kean	Cash Balance	5	33,957	7,422
Joseph Listengart	Cash Balance	6	42,885	7,835
Scott E. Parker	Cash Balance	8	62,385	8,735
C. Park Shaper	Cash Balance	6	42,885	7,835

__________

1

The present values in the Pension Benefits table are based on certain assumptions-including a 6% discount rate, RP 2000 mortality (post-retirement only), 5% cash balance interest crediting rate, and lump sums calculated using a 5% interest rate and IRS mortality. We assumed benefits would commence at normal retirement date or unreduced retirement date, if earlier.  No death or turnover was assumed prior to retirement date.

Other Potential Post-Employment Benefits. On October 7, 1999, Mr. Richard D. Kinder entered into an employment agreement with Kinder Morgan, Inc. pursuant to which he agreed to serve as its Chairman and Chief Executive Officer. His employment agreement provides for a term of three years and one year extensions on each anniversary of October 7th. Mr. Kinder, at his initiative, accepted an annual salary of $1 to demonstrate his belief in Kinder Morgan Energy Partners, L.P.’s and Kinder Morgan, Inc.’s long term viability. Mr. Kinder continues to accept an annual salary of $1, and he receives no other compensation. Mr. Kinder’s employment agreement is extended annually at the request of Kinder Morgan, Inc.’s Board of Directors.

Item 11. Executive Compensation. (continued)	KMR Form 10-K

Kinder Morgan, Inc.’s Board of Directors believes that Mr. Kinder’s employment agreement contains provisions that are beneficial to Kinder Morgan, Inc., its subsidiaries and its stockholders. For example, with limited exceptions, Mr. Kinder is prevented from competing in any manner with Kinder Morgan, Inc. or any of its subsidiaries, while he is employed by Kinder Morgan, Inc. and for 12 months following the termination of his employment with Kinder Morgan, Inc. The agreement contains provisions that address termination with and without cause, termination as a result of change in duties or disability, and death. At his current compensation level, the maximum amount that would be paid to Mr. Kinder or his estate in the event of his termination is three times $750,000, or $2.25 million. This payment would be made if Mr. Kinder were terminated by Kinder Morgan, Inc. without cause or if Mr. Kinder terminated his employment with Kinder Morgan, Inc. as a result of change in duties (as defined in the employment agreement). There are no employment agreements or change-in-control arrangements with any of our other executive officers.

Common Unit Option Plan. Pursuant to Kinder Morgan Energy Partners, L.P. Common Unit Option Plan, key personnel are eligible to receive grants of options to acquire common units. The total number of common units authorized under the option plan is 500,000. None of the options granted under the option plan may be “incentive stock options” under Section 422 of the Internal Revenue Code. If an option expires without being exercised, the number of common units covered by such option will be available for a future award. The exercise price for an option may not be less than the fair market value of a common unit on the date of grant. Our compensation committee administers the option plan, and the plan has a termination date of March 5, 2008. Our compensation committee will determine the duration and vesting of the options to employees at the time of grant, and no individual employee may be granted options for more than 20,000 common units in any year. The option plan also granted to each of our non-employee directors an option to purchase 10,000 common units at an exercise price equal to the fair market value of the common units at the end of the trading day on such date.

For the year ended December 31, 2006, no options to purchase common units were granted to or exercised by any of our executive officers, and as of December 31, 2006, none of our executive officers owned unexercised common unit options. For the year ended December 31, 2006, no options to purchase common units were granted to our non-employee directors; however, one non-employee director held and exercised 10,000 common unit options during 2006. As of December 31, 2006, no options to purchase common units were outstanding under the plan.

Summary Compensation Table

The following table shows compensation paid for services rendered to us during fiscal year 2006 by (i) our principal executive officer, (ii) our principal financial officer, (iii) the three most highly compensated executive officers serving at fiscal year end, (iv) our three other highest ranking executive officers (collectively referred to as the “named executive officers”):

				(1)	(2)	(3)	(4)	(5)
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value	All Other Compensation	Total
Richard D. Kinder	2006	$1	$-	$-	$-	$-	$-	$-	$1
Director, Chairman and
Chief Executive Officer

Kimberly A. Dang	2006	200,000	-	139,296	37,023	270,000	6,968	46,253	699,540
Vice President and
Chief Financial Officer

Jeffrey R. Armstrong	2006	200,000	-	412,467	-	450,000	7,726	132,878	1,203,071
Vice President (President, Terminals)

Steven J. Kean	2006	200,000	-	1,591,192	147,943	-	7,422	284,919	2,231,476
Executive Vice President and Chief Operating Officer

David D. Kinder	2006	200,000	-	235,207	63,586	315,000	7,337	164,630	985,760
Vice President Corporate Development and Treasurer

Joseph Listengart	2006	200,000	-	721,817	-	-	7,835	224,753	1,154,405
Vice President, General Counsel and Secretary

Scott E. Parker	2006	200,000	350,000	881,317	29,490	500,000	8,735	164,630	2,134,172
Vice President (President, Natural Gas Pipelines)

C. Park Shaper	2006	200,000	-	1,134,283	24,952	-	7,835	348,542	1,715,612
Director and President

Item 11. Executive Compensation. (continued)	KMR Form 10-K

1

None of the restricted Kinder Morgan, Inc. stock awards were granted in 2006. Table amounts only represent the calendar year 2006 expense attributable to Kinder Morgan, Inc. restricted stock awarded in 2003, 2004 and 2005, and these awards were reflected in compensation tables previously filed by us with the Securities and Exchange Commission. The restricted shares were awarded according to the provisions of the Kinder Morgan, Inc. Stock Plan, and the computed value earned equaled the SFAS No. 123R expense accumulated during the 2006 calendar year. For grants of restricted stock, we take the value of the award at time of grant and accrue the expense over the vesting period according to SFAS No. 123R. For grants made July 16, 2003—Kinder Morgan, Inc. closing price was $53.80, twenty-five percent of the shares in each grant vest on the third anniversary after the date of grant and the remaining seventy-five percent of the shares in each grant vest on the fifth anniversary after the date of grant. For grants made July 20, 2004—Kinder Morgan, Inc. closing price was $60.79, fifty percent of the shares vest on the third anniversary after the date of grant and the remaining fifty percent of the shares vest on the fifth anniversary after the date of grant. For grants made July 20, 2005—Kinder Morgan, Inc. closing price was $89.48, twenty-five percent of the shares in each grant vest on the third anniversary after the date of grant and the remaining seventy-five percent of the shares in each grant vest on the fifth anniversary after the date of grant.

2

None of the options to purchase Kinder Morgan, Inc. shares were granted in 2006. Table amounts only represent the calendar year 2006 expense attributable to options to purchase Kinder Morgan, Inc. shares granted in 2002 and 2003, and these awards were reflected in compensation tables previously filed by us with the Securities and Exchange Commission. The options were granted according to the provisions of the Kinder Morgan, Inc. Stock Plan, and the computed value earned equaled the SFAS No. 123R expense accumulated on unvested options during the 2006 calendar year. For options granted in 2002—volatility of 0.3912 using a 6 year term, 4.01% five year risk free interest rate return, and a 0.71% expected annual dividend rate. For options granted in 2003—volatility of 0.3853 using a 6.25 year term, 3.37% treasury strip quote at time of grant, and a 2.973% expected annual dividend rate.

3

Represents amounts paid according to the provisions of the Kinder Morgan, Inc. Annual Incentive Plan—except in the case of Mr. Parker, where $500,000 was paid under the plan and $350,000 was paid outside of the plan. Amounts were earned in 2006 but paid in 2007.

4

Represents the 2006 change in the actuarial present value of accumulated defined pension benefit (including unvested benefits) according to the provisions of Kinder Morgan, Inc.’s Cash Balance Retirement Plan.

5

Amounts represent value of contributions to the Kinder Morgan Savings Plan (a 401(k) plan), value of group-term life insurance exceeding $50,000, taxable parking subsidy and dividends paid on unvested restricted stock awards. For each individual excluding Mr. Richard D. Kinder, amounts include $10,000 representing the value of contributions to the Kinder Morgan Savings Plan. Amounts representing the value of dividends paid on unvested restricted stock awards are as follows: for Ms. Dang $35,875; for Mr. Armstrong $122,500; for Mr. Kean $273,000; for Mr. David D. Kinder $69,563; for Mr. Listengart $214,375; for Mr. Parker $154,000; and for Mr. Shaper $336,875.

The following supplemental compensation table shows compensation details on the value of all non-guaranteed and non-discretionary incentive awards granted during 2006 to our named executive officers. The table includes grant awards made during 2006 and discloses estimated future payouts for both equity and non-equity incentive plans.

Grants of Plan-Based Awards

	Estimated Future Payouts Under Non-Equity Incentive Plan Awards[1]
Name	Threshold	Target	Maximum
Richard D. Kinder	$-	$-	$-
Kimberly A. Dang	500,000	1,000,000	1,500,000
Jeffrey R. Armstrong	500,000	1,000,000	1,500,000
Steven J. Kean	750,000	1,500,000	2,000,000
David D. Kinder	500,000	1,000,000	1,500,000
Joseph Listengart	500,000	1,000,000	1,500,000
Scott E. Parker	500,000	1,000,000	1,500,000
C. Park Shaper	750,000	1,500,000	2,000,000

__________

1

Represents grants under the Kinder Morgan, Inc. Annual Incentive Plan for 2006. See “Elements of Compensation—Possible Annual Cash Bonus (Non-Equity Cash Incentive)” for a discussion of these awards.

The following tables set forth certain information at December 31, 2006 with respect to all outstanding Kinder Morgan, Inc. equity awards granted to our named executive officers.

Item 11. Executive Compensation. (continued)	KMR Form 10-K

Outstanding Kinder Morgan, Inc. Equity Awards at 2006 Year-End

	Option Awards				Stock Awards
	No. of Shares Underlying Unexercised Options		Option Exercise	Option Expiration	No. of Shares that Have Not	Market Value of Shares that
Name	Exercisable	Unexercisable	Price	Date	Vested[1]	Have Not Vested[2]
Richard D. Kinder	-	-	$-	-	-	$-
Kimberly A. Dang	10,250	-	56.99	Jan. 16, 2012	8,000	846,000
	10,000	-	39.12	July 17, 2012	-	-
	4,500	-	53.80	July 16, 2010	-	-
Jeffrey R. Armstrong	22,000	-	53.20	Mar. 30, 2011	30,000	3,172,500
Steven J. Kean	12,500	-	56.99	Jan. 16, 2012	78,000	8,248,500
	13,500	-	39.12	July 12, 2012	-	-
	10,000	-	53.80	July 16, 2010	-	-
David D. Kinder	12,500	-	49.875	Jan. 17, 2011	15,750	1,665,563
	100	-	49.875	Jan. 17, 2011	-	-
	8,000	-	39.12	July 12, 2012	-	-
Joseph Listengart	50,000	-	23.8125	Oct. 8, 2009	52,500	5,551,875
	6,300	-	49.875	Jan. 17, 2011	-	-
Scott E. Parker	10,000	-	53.80	July 16, 2010	44,000	4,653,000
C. Park Shaper	95,000	-	24.75	Jan. 20, 2010	82,500	8,724,375
	25,000	-	49.875	Jan. 17, 2011	-	-
	100,000	-	56.99	Jan. 16, 2012	-	-

__________

1

For Ms. Dang, 2,000 shares vest July 20, 2007, 1,500 shares vest July 20, 2009, and 4,500 shares vest July 20, 2010; for Mr. Armstrong 30,000 shares vest July 16, 2008; for Mr. Kean 4,000 shares vest July 20, 2007, 17,500 shares vest July 20, 2008, 4,000 shares vest July 20, 2009, and 52,500 shares vest July 20, 2010; for Mr. David D. Kinder 11,250 shares vest July 16, 2008, and 4,500 shares vest July 20, 2010; for Mr. Listengart 52,500 shares vest July 16, 2008; for Mr. Parker 4,000 shares vest July 20, 2007, 9,000 shares vest July 20, 2008, 4,000 shares vest July 20, 2009, and 27,000 shares vest July 20, 2010; and for Mr. Shaper 82,500 shares vest July 16, 2008. Upon closing of the proposed merger agreement providing for the acquisition of KMI by investors, including Mr. Richard D. Kinder and other senior members of KMI management, all restricted stock vesting dates would be accelerated.

2

Calculated on the basis of the fair market value of the underlying shares at December 31, 2006 ($105.75).

The following tables set forth certain information for the fiscal year ended December 31, 2006 with respect to all outstanding Kinder Morgan, Inc. equity awards vested to our named executive officers during 2006 and all exercises of Kinder Morgan, Inc. stock options during 2006.

Kinder Morgan, Inc. Option Exercises and Kinder Morgan, Inc. Stock Vested in 2006

	Option Awards		Stock Awards
Name	Shares Acquired on Exercise	Value Realized on Exercise[1]	Shares Acquired on Vesting	Value Realized on Vesting[2]
Richard D. Kinder	-	$-	-	$-
Kimberly A. Dang	-	-	-	-
Jeffrey R. Armstrong	10,000	522,642	11,000	1,098,980
Steven J. Kean	11,500	757,165	5,000	483,850
David D. Kinder	-	-	4,000	399,193
Joseph Listengart	-	-	20,000	1,991,925
Scott E. Parker	-	-	625	60,481
C. Park Shaper	-	-	30,000	2,991,925

__________

1

Calculated on the basis of the fair market value of the underlying shares at exercise date, minus the exercise price.

2

Calculated on the basis of the fair market value of underlying shares at the vesting date.

Director Compensation

Compensation Committee Interlocks and Insider Participation. Kinder Morgan Management, LLC’s compensation committee, comprised of Mr. Edward O. Gaylord, Mr. Gary L. Hultquist and Mr. Perry M. Waughtal, makes compensation

Item 11. Executive Compensation. (continued)	KMR Form 10-K

 decisions regarding our and Kinder Morgan G.P., Inc.’s executive officers. Mr. Richard D. Kinder, Mr. James E. Street, and Messrs. Shaper and Kean, who are executive officers of Kinder Morgan Management, LLC, participate in the deliberations of our compensation committee concerning executive officer compensation. None of the members of our compensation committee is or has been one of our officers or employees, and none of our executive officers served during 2006 on a board of directors of another entity which has employed any of the members of our compensation committee.

Directors Fees. Beginning in 2005, Kinder Morgan Energy Partners, L.P.’s Common Unit Compensation Plan for Non-Employee Directors, as discussed following, served as compensation for each of our three non-employee directors. In addition, directors are reimbursed for reasonable expenses in connection with board meetings. Our directors who are also employees of Kinder Morgan, Inc. (Messrs. Richard D. Kinder and C. Park Shaper) do not receive compensation in their capacity as directors.

Kinder Morgan Energy Partners, L.P. Common Unit Compensation Plan for Non-Employee Directors. On January 18, 2005, our compensation committee established the Kinder Morgan Energy Partners, L.P. Common Unit Compensation Plan for Non-Employee Directors. The plan is administered by our compensation committee and our board has sole discretion to terminate the plan at any time. The primary purpose of this plan was to promote Kinder Morgan Energy Partners, L.P.’s interests and the interests of Kinder Morgan Energy Partners, L.P.’s unitholders by aligning the compensation of the non-employee members of our board of directors with unitholders’ interests. Further, since our success is dependent on its operation and management of Kinder Morgan Energy Partners, L.P.’s business and its resulting performance, the plan is expected to align the compensation of the non-employee members of the board with the interests of our shareholders.

The plan recognizes that the compensation to be paid to each non-employee director is fixed by our board, generally annually, and that the compensation is payable in cash. Pursuant to the plan, in lieu of receiving cash compensation, each non-employee director may elect to receive common units. Each election will be generally at or around the first board meeting in January of each calendar year and will be effective for the entire calendar year. The election for 2006 was made effective January 17, 2006, and the election for 2007 was made effective January 16, 2007. A non-employee director may make a new election each calendar year. The total number of common units authorized under this compensation plan is 100,000.

Each annual election will be evidenced by an agreement, the Common Unit Compensation Agreement, between Kinder Morgan Energy Partners, L.P. and each non-employee director, and this agreement will contain the terms and conditions of each award. Pursuant to this agreement, all common units issued under this plan are subject to forfeiture restrictions that expire six months from the date of issuance. Until the forfeiture restrictions lapse, common units issued under the plan may not be sold, assigned, transferred, exchanged, or pledged by a non-employee director. In the event the director’s service as a director of our board is terminated prior to the lapse of the forfeiture restriction either for cause, or voluntary resignation, each director will, for no consideration, forfeit to Kinder Morgan Energy Partners, L.P. all common units to the extent then subject to the forfeiture restrictions. Common units with respect to which forfeiture restrictions have lapsed will cease to be subject to any forfeiture restrictions, and Kinder Morgan Energy Partners, L.P. will provide each director a certificate representing the units as to which the forfeiture restrictions have lapsed. In addition, each non-employee director will have the right to receive distributions with respect to the common units awarded to him under the plan, to vote such common units and to enjoy all other unitholder rights, including during the period prior to the lapse of the forfeiture restrictions.

The number of common units to be issued to a non-employee director electing to receive the cash compensation in the form of common units will equal the amount of such cash compensation awarded, divided by the closing price of the common units on the New York Stock Exchange on the day the cash compensation is awarded (such price, the fair market value), rounded down to the nearest 50 common units. The common units will be issuable as specified in the Common Unit Compensation Agreement. A non-employee director electing to receive the cash compensation in the form of common units will receive cash equal to the difference between (i) the cash compensation awarded to such non-employee director and (ii) the number of common units to be issued to such non-employee director multiplied by the fair market value of a common unit. This cash payment will be payable in four equal installments generally around March 31, June 30, September 30 and December 31 of the calendar year in which such cash compensation is awarded.

On January 17, 2006, each of our three non-employee directors was awarded cash compensation of $160,000 for board service during 2006. Effective January 17, 2006, each non-employee director elected to receive cash compensation of $87,780 in the form of Kinder Morgan Energy Partners, L.P. common units and was issued 1,750 common units pursuant to the plan and its agreements (based on the $50.16 closing market price of Kinder Morgan Energy Partners, L.P. common units on January 17, 2006, as reported on the New York Stock Exchange). The remaining $72,220 cash compensation was paid to each of the non-employee directors as described above. No other compensation was paid to the non-employee directors during 2006.

On January 17, 2007, each of our three non-employee directors was awarded cash compensation of $160,000 for board service during 2007. Effective January 17, 2007, each non-employee director elected to receive certain amounts of cash compensation in the form of Kinder Morgan Energy Partners, L.P. common units and each was issued common units pursuant to the plan and its agreements (based on the $48.44 closing market price of Kinder Morgan Energy Partners, L.P.

Item 11. Executive Compensation. (continued)	KMR Form 10-K

common units on January 17, 2007, as reported on the New York Stock Exchange). Mr. Gaylord elected to receive cash compensation of $95,911.20 in the form of Kinder Morgan Energy Partners, L.P. common units and was issued 1,980 common units; Mr. Waughtal elected to receive cash compensation of $159,852.00 in the form of Kinder Morgan Energy Partners, L.P. common units and was issued 3,300 common units; and Mr. Hultquist elected to receive cash compensation of $96,880.00 in the form of Kinder Morgan Energy Partners, L.P. common units and was issued 2,000 common units. All remaining cash compensation ($64,088.80 to Mr. Gaylord; $148.00 to Mr. Waughtal; and $63,120.00 to Mr. Hultquist) will be paid to each of the non-employee directors as described above, and no other compensation will be paid to the non-employee directors during 2007.

Directors’ Unit Appreciation Rights Plan. On April 1, 2003, our compensation committee established Kinder Morgan Energy Partners, L.P. Directors’ Unit Appreciation Rights Plan. Pursuant to this plan, each of our three non-employee directors was eligible to receive common unit appreciation rights. Upon the exercise of unit appreciation rights, Kinder Morgan Energy Partners, L.P. will pay, within thirty days of the exercise date, the participant an amount of cash equal to the excess, if any, of the aggregate fair market value of the unit appreciation rights exercised as of the exercise date over the aggregate award price of the rights exercised. The fair market value of one unit appreciation right as of the exercise date will be equal to the closing price of one common unit on the New York Stock Exchange on that date. The award price of one unit appreciation right will be equal to the closing price of one common unit on the New York Stock Exchange on the date of grant. Proceeds, if any, from the exercise of a unit appreciation right granted under the plan will be payable only in cash (that is, no exercise will result in the issuance of additional common units) and will be evidenced by a unit appreciation rights agreement.

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

On April 1, 2003, the date of adoption of the plan, each of our three non-employee directors was granted 7,500 unit appreciation rights. In addition, 10,000 unit appreciation rights were granted to each of our three non-employee directors on January 21, 2004, at the first meeting of the board in 2004. During the first board meeting of 2005, the plan was terminated and replaced by the Kinder Morgan Energy Partners, L.P. Common Unit Compensation Plan for Non-Employee Directors; however, all unexercised awards made under the plan remain outstanding. No unit appreciation rights were exercised during 2006, and as of December 31, 2006, 52,500 unit appreciation rights had been granted, vested and remained outstanding.

The following table discloses the compensation earned by each of our three non-employee directors for board service during 2006. In addition, directors are reimbursed for reasonable expenses in connection with board meetings. Our directors who are also employees of Kinder Morgan, Inc. do not receive compensation in their capacity as directors.

Non-Employee Director Compensation for Fiscal Year 2006

Name	Fees Earned or Paid in Cash	Common Unit Awards[1]	All Other Compensation[2]	Total
Edward O. Gaylord	$72,220	$87,780	$3,418	163,418
Gary L. Hultquist	72,220	87,780	3,418	163,418
Perry M. Waughtal	72,220	87,780	3,418	163,418

__________

1

Represents the value of cash compensation received in the form of Kinder Morgan Energy Partners, L.P. common units according to the provisions of Kinder Morgan Energy Partners, L.P. Common Unit Compensation Plan for Non-Employee Directors. Value computed as the number of common units elected to be received in lieu of cash (1,750 on January 17, 2006) times the closing price on date of election ($50.16 at January 17, 2006).

2

For each, represents the value of common unit appreciation rights earned during 2006 according to the provisions of Kinder Morgan Energy Partners, L.P. Directors’ Unit Appreciation Rights Plan for Non-Employee Directors. For grants of common unit appreciation rights, compensation cost is determined according to the provisions of  SFAS No.123R—for each common unit appreciation right, equal to the increase in value of each common unit over its grant-date fair value. Value of $600 computed as the number of common unit appreciation rights increasing in value during 2006 (7,500) times the increase in common unit closing price from December 31, 2005 to December 31, 2006 ($0.08; equal to $47.90 at December 31, 2006 less $47.82 at December 31, 2005). Also for each, includes $2,818 for distributions paid on unvested common units awarded according to the provisions of Kinder Morgan Energy Partners, L.P. Common Unit Compensation Plan for Non-Employee Directors.

Item 11. Executive Compensation. (continued)	KMR Form 10-K

Compensation Committee Report

Throughout fiscal 2006, the compensation committee of our board of directors was comprised of three directors, each of which our board of directors has determined meets the criteria for independence under our governance guidelines and the New York Stock Exchange rules.

The compensation

committee

has discussed and reviewed the above Compensation Discussion and Analysis for fiscal year 2006 with management. Based on this review and discussion, the compensation committee recommended to our board of directors that this Compensation Discussion and Analysis be included in this annual report on Form 10-K for the fiscal year 2006.

Compensation Committee:
Edward O. Gaylord
Gary L. Hultquist
Perry M. Waughtal

KMR Form 10-K

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information as of January 31, 2007, regarding (a) the beneficial ownership of (i) Kinder Morgan Energy Partners, L.P.’s common and Class B units, (ii) our shares and (iii) the common stock of Kinder Morgan, Inc., the parent company of Kinder Morgan G.P., Inc., by all our directors and those of Kinder Morgan G.P., Inc., by each of the named executive officers and by all our directors and executive officers as a group and (b) the beneficial ownership of Kinder Morgan Energy Partners, L.P.’s common and Class B units or our shares by all persons known by us to own beneficially at least 5% of Kinder Morgan Energy Partners, L.P.’s common and Class B units and our shares. Unless otherwise noted, the address of each person below is c/o Kinder Morgan Energy Partners, L.P., 500 Dallas Street, Suite 1000, Houston, Texas 77002.

Amount and Nature of Beneficial Ownership1

	Kinder Morgan Energy Partners, L.P.				Kinder Morgan
					Management,		Kinder Morgan, Inc.
	Common Units		Class B Units		LLC Shares		Voting Stock
	Number of Units[2]	Percent of Class	Number of Units[3]	Percent of Class	Number of Shares[4]	Percent of Class	Number of Shares[5]	Percent of Class
	______________________________________________	______________________________________	_________________________________________	______________________________________	____________________________________________________	______________________________________	_________________________________________________	______________________________________
Richard D. Kinder[6]	315,979	*	-	-	59,910	*	24,000,000	17.90%
C. Park Shaper[7]	4,000	*	-	-	2,913	*	352,070	*
Edward O. Gaylord[8]	38,480	*	-	-	-	-	2,000	*
Gary L. Hultquist[9]	16,500	*	-	-	-	-	500	-
Perry M. Waughtal[10]	44,100	*	-	-	43,243	*	70,030	*
Steven J. Kean[11]	-	-	-	-	-	-	124,754	*
Joseph Listengart[12]	4,198	*	-	-	-	-	140,368	*
Scott E. Parker[13]	-	-	-	-	-	-	55,431	*
Kimberly A. Dang[14]	121	*	-	-	412	*	33,915	*
David D. Kinder[15]	2,186	*	-	-	1,408	*	42,307	*
Jeffrey R. Armstrong[16]	1,093	*	-	-	-	*	64,417	*
Directors and Executive
Officers as a group (14
persons)[17]	436,657	*	-	-	111,174	*	25,101,200	18.61%
Kinder Morgan, Inc.[18]	14,355,735	8.90%	5,313,400	100.00%	9,676,909	15.53%	-	-
Kayne Anderson Capital
Advisors, L.P. [19]	-	-	-	-	6,250,520	10.79%	-	-
OppenheimerFunds, Inc.[20]	-	-	-	-	5,230,737	8.40%	-	-
Tortoise Capital Advisors, L.L.C.[21]	-	-	-	-	4,047,052	6.50%	-	-

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

2

As of January 31, 2007, Kinder Morgan Energy Partners, L.P. had 162,823,583 common units issued and outstanding.

3

As of January 31, 2007, Kinder Morgan Energy Partners, L.P. had 5,313,400 Class B units issued and outstanding.

4

Represent the limited liability company shares of Kinder Morgan Management, LLC. As of January 31, 2007, there were 62,301,674 issued and outstanding Kinder Morgan Management, LLC shares, including two voting shares owned by Kinder Morgan G.P., Inc. In all cases, Kinder Morgan Energy Partners, L.P.’s i-units will be voted in proportion to the affirmative and negative votes, abstentions and non-votes of owners of Kinder Morgan Management, LLC shares. Through the provisions in Kinder Morgan Energy Partners, L.P.’s partnership agreement and Kinder Morgan Management, LLC’s limited liability company agreement, the number of outstanding Kinder Morgan Management, LLC shares, including voting shares owned by Kinder Morgan G.P., Inc., and the number of Kinder Morgan Energy Partners, L.P.’s i-units will at all times be equal.

5

As of January 31, 2007, Kinder Morgan, Inc. had a total of 134,188,793 shares of issued and outstanding voting common stock, which excludes 15,023,351 shares held in treasury.

6

Includes (a) 7,879 common units owned by Mr. Kinder’s spouse, (b) 5,173 Kinder Morgan, Inc. shares held by Mr. Kinder’s spouse and (c) 250 Kinder Morgan, Inc. shares held by Mr. Kinder in a custodial account for his nephew. Mr. Kinder disclaims any and all beneficial or pecuniary interest in these units and shares.

7

Includes options to purchase 220,000 Kinder Morgan, Inc. shares exercisable within 60 days of January 31, 2007, and includes 82,500 shares of restricted Kinder Morgan, Inc. stock.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. (continued)	KMR Form 10-K

8

Includes 1,980 restricted common units.

9

Includes 2,000 restricted common units.

10

Includes 3,300 restricted common units.

11

Includes options to purchase 36,000 Kinder Morgan, Inc. shares exercisable within 60 days of January 31, 2007, and 78,000 shares of restricted Kinder Morgan, Inc. stock.

12

Includes options to purchase 56,300 Kinder Morgan, Inc. shares exercisable within 60 days of January 31, 2007, and includes 52,500 shares of restricted Kinder Morgan, Inc. stock.

13

Includes options to purchase 10,000 Kinder Morgan, Inc. shares exercisable within 60 days of January 31, 2007, and includes 44,000 shares of restricted Kinder Morgan, Inc. stock.

14

Includes options to purchase 24,750 Kinder Morgan, Inc. shares exercisable within 60 days of January 31, 2007, and includes 8,000 shares of restricted Kinder Morgan, Inc. stock.

15

Includes 1,211 Kinder Morgan Energy Partners, L.P. common units owned by Mr. Kinder’s spouse, 240 Kinder Morgan Management, LLC shares purchased in November 2004 for Mr. Kinder’s son (and nominal share distributions thereon), options to purchase 20,600 Kinder Morgan, Inc. shares exercisable within 60 days of January 31, 2007, and includes 15,750 shares of restricted Kinder Morgan, Inc. stock. Mr. Kinder’s son holds 250 shares of Kinder Morgan, Inc. stock, which shares are not included in the number of shares Mr. Kinder beneficially owns.  Mr. Kinder disclaims any and all beneficial ownership in the Kinder Morgan Energy Partners, L.P. common units owned by his wife, and the Kinder Morgan Management, LLC shares and the Kinder Morgan, Inc. stock owned by his sons.

16

Includes options to purchase 22,000 Kinder Morgan, Inc. shares exercisable within 60 days of January 31, 2007, and includes 30,000 shares of restricted Kinder Morgan, Inc. stock.

17

Includes options to purchase 458,050 Kinder Morgan, Inc. shares exercisable within 60 days of January 31, 2007, and includes 7,280 restricted Kinder Morgan Energy Partners, L.P. common units and 400,750 shares of restricted Kinder Morgan, Inc. stock.

18

Includes common units owned by Kinder Morgan, Inc. and its consolidated subsidiaries, including 1,724,000 common units owned by Kinder Morgan G.P., Inc.

19

As reported on the Schedule 13G/A filed February 5, 2007 by Kayne Anderson Capital Advisors, L.P. and Richard A. Kayne. Kayne Anderson Capital Advisors, L.P. reported that in regard to Kinder Morgan Management, LLC shares, it had sole voting power over 0 shares, shared voting power over 6,978,859 shares, sole disposition power over 0 shares and shared disposition power over 6,978,859 shares. Mr. Kayne reports that in regard to Kinder Morgan Management, LLC shares, he had sole voting power over 1,060 shares, shared voting power over 6,978,859 shares, sole disposition power over 1,060 shares and shared disposition power over 6,978,859 shares. Kayne Anderson Capital Advisors, L.P.’s and Richard A. Kayne’s address is 1800 Avenue of the Stars, Second Floor, Los Angeles, California 90067.

20

As reported on the Schedule 13G/A filed February 6, 2007 by OppenheimerFunds, Inc. and Oppenheimer Capital Income Fund. OppenheimerFunds, Inc. reported that in regard to Kinder Morgan Management, LLC shares, it had sole voting power over 0 shares, shared voting power over 5,230,737 shares, sole disposition power over 0 shares and shared disposition power over 5,230,737 shares. Of those 5,230,737 Kinder Morgan Management, LLC shares, Oppenheimer Capital Income Fund had sole voting power over 0 shares, shared voting power over 3,657,500 shares, sole disposition power over 0 shares and shared disposition power over 3,657,500 shares. OppenheimerFunds, Inc.’s address is Two World Financial Center, 225 Liberty Street, 11th Floor, New York, New York 10281, and Oppenheimer Capital Income Fund’s address is 6803 South Tucson Way, Centennial, Colorado 80112.

21

As reported on the Schedule 13G/A filed February 13, 2007 by Tortoise Capital Advisors, L.L.C. Tortoise Capital Advisors, L.L.C. reported that in regard to Kinder Morgan Management, LLC shares, it had sole voting power over 0 shares, shared voting power over 3,960,233 shares, sole disposition power over 0 shares and shared disposition power over 4,047,052 shares. Tortoise Capital Advisors, L.L.C.’s address is 10801 Mastin Blvd., Suite 222, Overland Park, Kansas 66210.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. (continued)	KMR Form 10-K

Equity Compensation Plan Information

The following table sets forth information regarding Kinder Morgan Energy Partners, L.P.’s equity compensation plans as of December 31, 2006. Specifically, the table provides information regarding Kinder Morgan Energy Partners, L.P.’s Common Unit Option Plan and Common Unit Compensation Plan for Non-Employee Directors, both described in Item 11., “Executive Compensation.”

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	-	-

Equity compensation plans not approved by security holders	-	-	149,100

Total	-	-	149,100

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

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

Item 13. Certain Relationships and Related Transactions. (continued)	KMR Form 10-K

As of December 31, 2006, Kinder Morgan G.P., Inc. owned 1,724,000 common units, representing approximately 0.75% of Kinder Morgan Energy Partners, L.P.’s outstanding limited partner units.

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

Kinder Morgan G.P., Inc. and owners of Kinder Morgan Energy Partners, L.P.’s common units and Class B units receive distributions in cash, while we, the sole owner of Kinder Morgan Energy Partners, L.P.’s i-units, receive distributions in additional i-units. Kinder Morgan Energy Partners, L.P. does not distribute cash to i-unit owners but retains the cash for use in its business. However, the cash equivalent of distributions of i-units is treated as if it had actually been distributed for purposes of determining the distributions to Kinder Morgan G.P., Inc. Each time Kinder Morgan Energy Partners, L.P. makes a distribution, the number of i-units owned by us and the percentage of Kinder Morgan Energy Partners, L.P.’s total units owned by us increase automatically under the provisions of Kinder Morgan Energy Partners, L.P.’s partnership agreement.

Kinder Morgan, Inc.

Kinder Morgan, Inc., through its subsidiary Kinder Morgan (Delaware), Inc., remains the sole stockholder of Kinder Morgan G.P., Inc. At December 31, 2006, Kinder Morgan, Inc. directly owned 8,838,095 common units, indirectly owned 5,313,400 Class B units and 5,517,640 common units owned by its consolidated affiliates, including Kinder Morgan G.P., Inc., and owned 10,305,553 of our shares, representing an indirect ownership interest of 10,305,553 Kinder Morgan Energy Partners, L.P.’s i-units. Together, these units represent approximately 13.0% of Kinder Morgan Energy Partners, L.P.’s outstanding limited partner units. Including both its general and limited partner interests in Kinder Morgan Energy Partners, L.P., at the 2006 distribution level, Kinder Morgan, Inc. received approximately 49% of all quarterly distributions from Kinder Morgan Energy Partners, L.P., of which approximately 42% is attributable to its general partner interest and 7% is attributable to its limited partner interest. The actual level of distributions Kinder Morgan, Inc. will receive in the future will vary with the level of distributions to the limited partners determined in accordance with Kinder Morgan Energy Partners, L.P.’s partnership agreement.

Kinder Morgan Management, LLC

We, as Kinder Morgan G.P., Inc.’s delegate, are the sole owner of Kinder Morgan Energy Partners, L.P.’s 62,301,676 i-units.

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

The remaining assets comprising Kinder Morgan Energy Partners, L.P.’s Natural Gas Pipelines business segment as well as Kinder Morgan Energy Partners, L.P.’s North System and Cypress Pipeline, which are part of Kinder Morgan Energy Partners, L.P.’s Products Pipelines business segment, are operated under agreements between Kinder Morgan, Inc. and Kinder Morgan Energy Partners, L.P. Pursuant to the applicable underlying agreements, Kinder Morgan Energy Partners, L.P. pays Kinder Morgan, Inc. either a fixed amount or actual costs incurred as reimbursement for the corporate general and administrative expenses incurred in connection with the operation of these assets. The amounts paid to Kinder Morgan, Inc. for corporate general and administrative costs, including amounts related to Trailblazer Pipeline Company, were $1.0 million of fixed costs and $37.9 million of actual costs incurred for 2006, $5.5 million of fixed costs and $24.2 million of actual costs incurred for 2005, and $8.8 million of fixed costs and $13.1 million of actual costs incurred for 2004.

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

Kinder Morgan, Inc. or its subsidiaries operate and maintain for Kinder Morgan Energy Partners, L.P. the power plant Kinder Morgan Energy Partners, L.P. constructed at the SACROC oil field unit, located in the Permian Basin area of West Texas. Kinder Morgan Production Company, a subsidiary of one of Kinder Morgan Energy Partners, L.P.’s operating limited partnerships, completed construction of the power plant in June 2005 at an approximate cost of $76 million. The power plant provides approximately half of SACROC’s current electricity needs.

Kinder Morgan Power Company, a subsidiary of Kinder Morgan, Inc., operates and maintains the power plant under a five-year contract expiring in June 2010. Pursuant to the contract, Kinder Morgan, Inc. incurs the costs and expenses related to operating and maintaining the power plant for the production of electrical energy at the SACROC field. Such costs include supervisory personnel and qualified operating and maintenance personnel in sufficient numbers to accomplish the services provided in accordance with good engineering, operating and maintenance practices. Kinder Morgan Production Company fully reimburses Kinder Morgan, Inc.’s expenses, including all agreed-upon labor costs, and also pays to Kinder Morgan, Inc. an operating fee of $20,000 per month.

In addition, Kinder Morgan Production Company is responsible for processing and directly paying invoices for fuels utilized by the plant. Other materials, including but not limited to lubrication oil, hydraulic oils, chemicals, ammonia and any catalyst are purchased by Kinder Morgan, Inc. and invoiced monthly as provided by the contract, if not paid directly by Kinder Morgan Production Company. The amount paid to Kinder Morgan, Inc. in 2006 and 2005 for operating and maintaining the power plant was $2.9 million and $0.8 million, respectively. Kinder Morgan Energy Partners, L.P. estimates the total reimbursement to be paid to Kinder Morgan, Inc. for operating and maintaining the plant for 2007 will be approximately $3.3 million. Furthermore, Kinder Morgan Energy Partners, L.P. believes the amounts paid to Kinder Morgan, Inc. for the services they provide each year fairly reflect the value of the services performed.

KM Insurance, Ltd., referred to as KMIL, is a Bermuda insurance company and wholly-owned subsidiary of Kinder Morgan, Inc. KMIL was formed during the second quarter of 2005 as a Class 2 Bermuda insurance company, the sole business of which is to issue policies for Kinder Morgan, Inc. and Kinder Morgan Energy Partners, L.P. to secure the deductible portion of Kinder Morgan Energy Partners, L.P.’s workers compensation, automobile liability, and general liability policies placed in the commercial insurance market. Kinder Morgan Energy Partners, L.P. accrues for the cost of insurance, which is included in the related party general and administrative expenses and which totaled approximately $5.8 million in 2006.

From time to time in the ordinary course of business, Kinder Morgan Energy Partners, L.P. buys and sells pipeline and related services from Kinder Morgan, Inc. and its subsidiaries. Such transactions are conducted in accordance with all applicable laws and regulations and on an arms’ length basis consistent with Kinder Morgan Energy Partners, L.P.’s policies governing such transactions.

Certain of Kinder Morgan Energy Partners, L.P.’s business activities expose Kinder Morgan Energy Partners, L.P. to risks associated with changes in the market price of natural gas, natural gas liquids and crude oil. Kinder Morgan Energy Partners, L.P. also has exposure to interest rate risk as a result of the issuance of its fixed rate debt obligations. Pursuant to Kinder Morgan Energy Partners, L.P.’s management’s approved risk management policy, Kinder Morgan Energy Partners, L.P. uses derivative contracts to hedge or reduce our exposure to these risks and protect its profit margins.

Kinder Morgan Energy Partners, L.P.’s risk management policies prohibit it from engaging in speculative trading. Kinder Morgan Energy Partners, L.P.’s commodity-related risk management activities are monitored by its risk management committee, which is a separately designated standing committee whose job responsibilities involve operations exposed to commodity market risk and other external risks in the ordinary course of business. Kinder Morgan Energy Partners, L.P.’s risk management committee is charged with the review and enforcement of its management’s risk management policy. The committee is comprised of 19 executive-level employees of Kinder Morgan, Inc. or KMGP Services Company, Inc. whose job responsibilities involve operations exposed to commodity market risk and other external risks in the ordinary course of business. The committee is chaired by Kinder Morgan Energy Partners, L.P.’s President and is charged with the following three responsibilities:

•

establish and review risk limits consistent with Kinder Morgan Energy Partners, L.P.’s risk tolerance philosophy;

•

recommend to our audit committee any changes, modifications, or amendments to Kinder Morgan Energy Partners, L.P.’s risk management policy; and

Item 13. Certain Relationships and Related Transactions. (continued)	KMR Form 10-K

•

address and resolve any other high-level risk management issues.

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

Except for transactions through the retail division of Kinder Morgan, Inc., employees must obtain authorization from the appropriate business unit president of the relevant company or head of corporate function; and directors, business unit presidents, executive officers and heads of corporate functions must obtain authorization from the non-interested members of the audit committee of the applicable board of directors for any business relationship or proposed business transaction in which they or an immediate family member has a direct or indirect interest, or from which they or an immediate family member may derive a personal benefit (a “related party transaction”). The maximum dollar amount of related party transactions that may be approved as described above in this paragraph in any calendar year will be $1.0 million. Any related party transactions that would bring the total value of such transactions to greater than $1.0 million will be referred to the audit committee of the appropriate board of directors for approval or to determine the procedure for approval.

Director Independence

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

The board has adopted governance guidelines for the board and charters for the audit committee, nominating and governance committee and compensation committee. The governance guidelines and the rules of the New York Stock Exchange require that a majority of the directors be independent, as described in those guidelines, the committee charters and rules, respectively. Copies of the guidelines and committee charters are available on our internet website at www.kindermorgan.com. To assist in making determinations of independence, the board has determined that the following categories of relationships are not material relationships that would cause the affected director not to be independent:

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

Item 13. Certain Relationships and Related Transactions. (continued)	KMR Form 10-K

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

The board has affirmatively determined that Messrs. Gaylord, Hultquist and Waughtal, who constitute a majority of the directors, are independent as described in our governance guidelines and the New York Stock Exchange rules. Each of them meets the standards above and has no other relationship with us. In conjunction with all regular quarterly and certain special board meetings, these three non-management directors also meet in executive session without members of management. In January 2007, Mr. Waughtal was elected for a one year term to serve as lead director to develop the agendas for and preside at these executive sessions of independent directors.

The governance guidelines and our audit committee charter, as well as the rules of the New York Stock Exchange and the Securities and Exchange Commission, require that members of the audit committee satisfy independence requirements in addition to those above. The board has determined that all of the members of the audit committee are independent as described under the relevant standards.

Item 14.

Principal Accounting Fees and Services.

The following sets forth fees billed for the audit and other services provided by PricewaterhouseCoopers LLP to us for the fiscal years ended December 31, 2006, and December 31, 2005:

	Year Ended December 31,
	2006	2005
	(In dollars)
Audit fees[1]	$180,000	$189,000
Total	$180,000	$189,000

1

Includes fees for integrated audit of annual financial statements and internal control over financial reporting, reviews of the related quarterly financial statements and reviews of documents filed with the Securities and Exchange Commission.

All services rendered by PricewaterhouseCoopers LLP are permissible under applicable laws and regulations, and were pre-approved by our Audit Committee, consistent with the Audit Committee’s charter, which requires the pre-approval of all audit and non-audit services. The Audit Committee’s primary purposes include the following:

•

monitor the integrity of our financial statements, financial reporting processes, systems of internal controls regarding finance, accounting and legal compliance and disclosure controls and procedures;

•

monitor our compliance with legal and regulatory requirements;

•

select, appoint, engage, oversee, retain, evaluate and terminate our external auditors, pre-approve all audit and non-audit services to be provided, consistent with all applicable laws, to us by our external auditors, and establish the fees and other compensation to be paid to our external auditors;

•

monitor and evaluate the qualifications, independence and performance of our external auditors and internal auditing function; and

Item 14. Principal Accounting Fees and Services. (continued)	KMR Form 10-K

•

establish procedures for the receipt, retention, response to and treatment of complaints, including confidential, anonymous submissions by our employees, regarding accounting, internal controls, disclosure or auditing matters, and provide an avenue of communication among our external auditors, management, the internal auditing function and our Board of Directors.

The Audit Committee has reviewed the external auditors’ fees for audit and non audit services for fiscal year 2006. The Audit Committee considered whether such non-audit services are compatible with maintaining the external auditors’ independence and has concluded that they are compatible at this time.

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

Item 15. Exhibits and Financial Statement Schedules. (continued)	KMR Form 10-K

Exhibit

Number

Description

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
Date: March 1, 2007

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

                             ----------------------

                                    Form 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2006

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

                             ----------------------

           Securities registered pursuant to Section 12(b) of the Act:

        Title of each class      Name of each exchange on which registered

            Common Units                  New York Stock Exchange

           Securities registered Pursuant to Section 12(g) of the Act:

                                      None

     Indicate by check mark if the registrant is a well-known seasoned issuer,

as defined in Rule 405 of the Securities Act of 1933. Yes [X] No [ ]

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.

Yes [ ] No [X]

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

Form 10-K. [X]

     Indicate by check mark whether the registrant is a large accelerated filer,

an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Large accelerated filer [X] Accelerated filer [ ] Non-accelerated filer [ ]


     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [ ] No [X]

     Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on closing prices in the daily composite list for transactions on the New York Stock Exchange on June 30, 2006 was

approximately $6,538,368,966. As of January 31, 2007, the registrant had

162,823,583 Common Units outstanding.


                       KINDER MORGAN ENERGY PARTNERS, L.P.

                                TABLE OF CONTENTS

                                                                          Page

                                                                         Number

                                                                         ------

               PART I

               PART II

Item 5.        Market for Registrant's Common Equity, Related Stockholder

                Matters and Issuer Purchases of Equity Securities.........  54

Item 6.        Selected Financial Data....................................  55

Item 7.        Management's Discussion and Analysis of Financial

Item 7A.       Quantitative and Qualitative Disclosures About

Item 9.        Changes in and Disagreements with Accountants on

               PART III

Item 10.       Directors, Executive Officers and Corporate Governance..... 107

                Directors and Executive  Officers of our General

Item 12.       Security Ownership of Certain Beneficial Owners and

               Management and Related Stockholder Matters................. 125

Item 13.       Certain Relationships and Related Transactions, and

               Director Independence...................................... 128

Item 14.       Principal Accounting Fees and Services..................... 129

               PART IV


                                     PART I

Items 1 and 2.  Business and Properties.

     In this report, unless the context requires otherwise, references to "we,"

"us," "our," "KMP" or the "Partnership" are intended to mean Kinder Morgan

Energy Partners, L.P., a Delaware limited partnership, our operating limited partnerships and their subsidiaries. Our common units, which represent limited partner interests in us, trade on the New York Stock Exchange under the symbol

"KMP." The address of our principal executive offices is 500 Dallas, Suite 1000,

Houston, Texas 77002, and our telephone number at this address is (713)

369-9000. You should read the following discussion and analysis in conjunction with our consolidated financial statements included elsewhere in this report.

(a) General Development of Business

     Kinder Morgan Energy Partners, L.P. is one of the largest publicly-traded pipeline limited partnerships in the United States in terms of market capitalization and the owner and operator of the largest independent refined petroleum products pipeline system in the United States in terms of volumes delivered. We own or operate approximately 26,000 miles of pipelines and approximately 150 terminals. Our pipelines transport more than two million barrels per day of gasoline and other petroleum products and up to seven billion cubic feet per day of natural gas. Our terminals handle over 80 million tons of coal and other dry-bulk materials annually and have a liquids storage capacity of almost 70 million barrels for petroleum products and chemicals. We are also the leading independent provider of carbon dioxide for enhanced oil recovery projects in the United States.

     As of December 31, 2006, Kinder Morgan, Inc. and its consolidated subsidiaries, referred to in this report as KMI, owned, through its general and limited partner interests, an approximate 14.7% interest in us. KMI's common stock trades on the New York Stock Exchange under the symbol "KMI," and KMI is one of the largest energy transportation and storage companies in North America,

operating or owning an interest in, either for itself or on our behalf,

approximately 43,000 miles of pipelines and approximately 155 terminals. KMI and its consolidated subsidiaries also distribute natural gas to approximately 1.1 million customers.

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

Including both its general and limited partner interests in us, at the 2006 distribution level, KMI received approximately 49% of all quarterly "Available

Cash" distributions (as defined in our partnership agreement) from us, with approximately 42% and 7% of all quarterly distributions from us attributable to

KMI's general partner and limited partner interests, respectively. The actual level of distributions KMI will receive in the future will vary with the level of distributions to our limited partners determined in accordance with our partnership agreement.

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

     KMR's shares represent limited liability company interests and trade on the

New York Stock Exchange under the symbol "KMR." Since its inception, KMR has used substantially all of the net proceeds received from the public offerings of its shares to purchase i-units from us, thus becoming a limited partner in us.

The i-units are a separate class of limited partner interests in us and are issued only to KMR. Under the terms of our partnership agreement, the i-units are entitled to vote on all matters on which the common units are entitled to vote.


     In general, our limited partner units, consisting of i-units, common units and Class B units (the Class B units are similar to our common units except that they are not eligible for trading on the New York Stock Exchange), will vote together as a single class, with each i-unit, common unit and Class B unit having one vote. We pay our quarterly distributions from operations and interim capital transactions to our common and Class B unitholders in cash, and we pay our quarterly distributions to KMR in additional i-units rather than in cash. As of December 31, 2006, KMR, through its ownership of our i-units, owned approximately 27.0% of all of our outstanding limited partner units.

     On May 29, 2006, KMI announced that its board of directors had received a proposal from investors led by Richard D. Kinder, Chairman and Chief Executive

Officer of KMI, to acquire all of the outstanding shares of KMI for $100 per share in cash. The investors include members of senior management of KMI, most of whom are also senior officers of our general partner and of KMR. KMI's board of directors formed a special committee composed entirely of independent directors to consider the proposal. On August 28, 2006, KMI entered into a definitive merger agreement under which the investors would acquire all of KMI's outstanding common stock (except for shares held by certain stockholders and investors) for $107.50 per share in cash, without interest, and KMI's board of directors, on the unanimous recommendation of the special committee, approved the agreement and recommended that its stockholders approve the merger.

     On December 19, 2006, KMI announced that its stockholders voted to approve the proposed merger agreement providing for the acquisition of KMI by the investors, which include: Richard D. Kinder, other senior members of KMI management, co-founder Bill Morgan, current board members Fayez Sarofim and Mike

Morgan, and affiliates of Goldman Sachs Capital Partners, American International

Group, Inc., The Carlyle Group, and Riverstone Holdings LLC. On January 25,

2007, KMI announced that it had received Hart-Scott-Rodino Antitrust

Improvements Act clearance for the proposed acquisition. The Federal Trade

Commission had challenged the participation of certain investors, but those investors reached a settlement with the FTC that clears the way for the acquisition of KMI to proceed. Currently, the only outstanding approvals are from certain state regulatory utility commissions. The California Public

Utilities Commission issued a procedural schedule which could delay the closing of the transaction until the second quarter of 2007; however, KMI is working diligently with the CPUC to try to expedite the matter and is hopeful that the transaction can be closed in the first quarter of 2007. Upon closing of the transaction, KMI's common stock will no longer be traded on the New York Stock

Exchange.

Business Strategy

     The objective of our business strategy is to grow our portfolio of businesses by:

     o    focusing on stable, fee-based energy transportation and storage assets that are core to the energy infrastructure of growing markets within the United States;

     o    increasing utilization of our existing assets while controlling costs,

          operating safely, and employing environmentally sound operating practices;

     o    leveraging economies of scale from incremental acquisitions and expansions of assets that fit within our strategy and are accretive to cash flow and earnings; and

     o    maximizing the benefits of our financial structure to create and return value to our unitholders.

     Primarily, our business model consists of owning and/or operating a solid asset base designed to generate stable, fee-based income and distributable cash flow that together provide overall long-term value to our unitholders. We own and manage a diversified portfolio of energy transportation and storage assets.

Our operations are conducted through our five operating limited partnerships and their subsidiaries and are grouped into four reportable business segments. These segments are as follows:

     o    Products Pipelines--which consists of approximately 10,000 miles of refined petroleum products pipelines that deliver gasoline, diesel fuel, jet fuel and natural gas liquids to various markets; plus over

          60 associated


          product terminals and petroleum pipeline transmix processing facilities serving customers across the United States;

     o    Natural Gas Pipelines--which consists of approximately 14,000 miles of natural gas transmission pipelines and gathering lines, plus natural gas storage, treating and processing facilities, through which natural gas is gathered, transported, stored, treated, processed and sold;

     o    CO2--which produces, transports through pipelines and markets carbon dioxide, commonly called CO2, to oil fields that use carbon dioxide to increase production of oil; owns interests in and/or operates ten oil fields in West Texas; and owns and operates a crude oil pipeline system in West Texas; and

     o    Terminals--which consists of approximately 95 owned or operated liquids and bulk terminal facilities and more than 60 rail transloading and materials handling facilities located throughout the

          United States, that together transload, store and deliver a wide variety of bulk, petroleum, petrochemical and other liquids products for customers across the United States.

     Generally, as utilization of our pipelines and terminals increases, our fee-based revenues increase. We do not face significant risks relating directly to short-term movements in commodity prices for two principal reasons. First, we primarily transport and/or handle products for a fee and are not engaged in significant unmatched purchases and resales of commodity products. Second, in those areas of our business where we do face exposure to fluctuations in commodity prices, primarily oil production in our CO2 business segment, we engage in a hedging program to mitigate this exposure.

     We regularly consider and enter into discussions regarding potential acquisitions, including those from KMI or its affiliates, and are currently contemplating potential acquisitions. Any such transaction would be subject to negotiation of mutually agreeable terms and conditions, receipt of fairness opinions and approval of the respective boards of directors. While there are currently no unannounced purchase agreements for the acquisition of any material business or assets, such transactions can be effected quickly, may occur at any time and may be significant in size relative to our existing assets or operations.

     It is our intention to carry out the above business strategy, modified as necessary to reflect changing economic conditions and other circumstances.

However, as discussed under Item 1A "Risk Factors" below, there are factors that could affect our ability to carry out our strategy or affect its level of success even if carried out.

Recent Developments

     The following is a brief listing of significant developments since December

31, 2005. Additional information regarding most of these items may be found elsewhere in this report.

     o    On January 12, 2006, we announced a major expansion project that will provide additional infrastructure to help meet the growing need for terminal services in key markets along the East Coast. The investment of approximately $45 million includes the construction of new liquids storage tanks at our Perth Amboy, New Jersey liquids terminal located along the Arthur Kill River in the New York Harbor area. The Perth

          Amboy expansion involves the construction of nine new storage tanks with a capacity of 1.4 million barrels for gasoline, diesel and jet fuel. The expansion was driven by continued strong demand for refined products in the Northeast, much of which is being met by imported fuel arriving via the New York Harbor. The new tanks were expected to be in service beginning in the first quarter of 2007, however, due to inconsistencies in the soils underneath these tanks, we now estimate that the tank foundations will cost significantly more than originally budgeted, bringing the total investment to approximately $56 million and delaying the in-service date to the third quarter of 2007;

     o    Effective February 23, 2006, Rockies Express Pipeline LLC acquired

          Entrega Gas Pipeline LLC from EnCana Corporation for $244.6 million in cash. West2East Pipeline LLC is a limited liability company and is the sole owner of Rockies Express Pipeline LLC. We contributed 66 2/3% of the consideration for this purchase, which corresponded to our percentage ownership of West2East Pipeline LLC at that time.

          At the time of


          acquisition, Sempra Energy held the remaining 33 1/3% ownership interest and contributed this same proportional amount of the total consideration.

          On the acquisition date, Entrega Gas Pipeline LLC owned the Entrega

          Pipeline, an interstate natural gas pipeline that now consists of two segments: (i) a 136-mile, 36-inch diameter pipeline that extends from the Meeker Hub in Rio Blanco County, Colorado to the Wamsutter Hub in

          Sweetwater County, Wyoming and (ii) a 191-mile, 42-inch diameter pipeline that extends from the Wamsutter Hub to the Cheyenne Hub in

          Weld County, Colorado, where it will ultimately connect with the

          Rockies Express Pipeline, an interstate natural gas pipeline that is currently being developed by Rockies Express Pipeline LLC. In the first quarter of 2006, EnCana Corporation completed construction of the pipeline segment that extends from the Meeker Hub to the Wamsutter

          Hub, and interim service began on that portion of the pipeline on

          February 24, 2006. In February 2007, we completed construction of the second pipeline segment that extends from the Wamsutter Hub to the

          Cheyenne Hub and service began on the first two pipeline segments on

          February 14, 2007. However, our operating revenues and our operating expenses were not impacted during the construction or interim service periods due to the fact that regulatory accounting provisions require capitalization of revenues and expenses until the second segment of the project was complete and in-service.

          In April 2006, Rockies Express Pipeline LLC merged with and into

          Entrega Gas Pipeline LLC, and the surviving entity was renamed Rockies

          Express Pipeline LLC. Going forward, the entire pipeline system (the two Entrega segments described above and the two Rockies Express segments that are currently being developed and described below) will be known as the Rockies Express Pipeline.

          On May 31, 2006, Rockies Express Pipeline LLC filed an application with the FERC for authorization to construct and operate certain facilities comprising its proposed Rockies Express-West project. This project is the first planned eastward extension of the certificated

          Rockies Express segments, described above. The Rockies Express-West project will be comprised of approximately 713 miles of 42-inch diameter pipeline extending from the Cheyenne Hub to an

          interconnection with Panhandle Eastern Pipe Line located in Audrain

          County, Missouri. The segment extension will have capacity to transport up to 1.5 billion cubic feet per day of natural gas across the following five states: Wyoming, Colorado, Nebraska, Kansas and

          Missouri. The project will also include certain improvements to existing Rockies Express facilities located to the west of the

          Cheyenne Hub.

          On June 30, 2006, ConocoPhillips exercised its option to acquire a 25%

          ownership interest in West2East Pipeline LLC (and indirectly its subsidiary Rockies Express Pipeline LLC). On that date, a 24%

          ownership interest was transferred to ConocoPhillips, and an additional 1% interest will be transferred once construction of the entire Rockies Express Pipeline project is completed. Through our subsidiary Kinder Morgan W2E Pipeline LLC, we continue to operate the project but our equity ownership interest decreased from 66 2/3% to

          51%. Sempra's ownership interest in West2East Pipeline LLC decreased to 25% (down from 33 1/3%). When construction of the entire project is completed, our ownership interest will be reduced to 50% at which time the capital accounts of West2East Pipeline LLC will be trued up to reflect our 50% economics in the project. We do not anticipate any additional changes in the ownership structure of the project.

          On September 21, 2006, the FERC issued a favorable preliminary determination on all non-environmental issues of the Rockies

          Express-West project, approving Rockies Express' application (i) to construct and operate the 713 miles of new natural gas transmission facilities from the Cheyenne Hub and (ii) to lease capacity from

          Questar Overthrust Pipeline Company, which will extend the Rockies

          Express system 140 miles west from Wamsutter to the Opal Hub in

          Wyoming. Pending completion of the FERC environmental review and the issuance of a certificate, the Rockies Express-West project is expected to begin service in January 2008.

          The final segment of the Rockies Express Pipeline consists of an approximate 635-mile pipeline segment that will extend from eastern

          Missouri to the Clarington Hub in eastern Ohio. Rockies Express will file a separate application in the future for this proposed Rockies

          Express-East project. In June 2006, we made the National Environmental

          Policy Act pre-filing for Rockies Express-East with the FERC. This project is expected to begin interim service as early as December 31,

          2008, and to be fully completed by June 2009. When fully

          completed, the combined 1,675-mile Rockies Express Pipeline system will be one of the largest natural gas


          pipelines ever constructed in North America. The approximately $4.4 billion project will have the capability to transport 1.8 billion cubic feet per day of natural gas, and binding firm commitments have been secured for virtually all of the pipeline capacity;

     o    On March 7, 2006, our Pacific operations filed a revised cost of service filing with the FERC in accordance with the FERC's December

          16, 2005 order addressing two cases: (i) the phase two initial decision, issued September 9, 2004, which would establish the basis for prospective rates and the calculation of reparations for complaining shippers with respect to our Pacific operations' West Line and East Line pipelines, and (ii) certain cost of service issues remanded to the FERC by the United States Court of Appeals for the

          District of Columbia Circuit in its July 2004 BP West Coast Products

          v. FERC opinion, including the level of income tax allowance that our

          Pacific operations is entitled to include in its interstate rates. The

          December 16, 2005 order did not address the FERC's March 2004 phase one rulings on the grandfathered state of our Pacific operations'

          rates that are currently pending on appeal before the District of

          Columbia Circuit Court of Appeals.

          On April 28, 2006, the FERC issued an order accepting our Pacific operations' compliance filing and revised tariffs, which lowered its

          West Line and East Line rates in conformity with previous FERC orders,

          and these lower tariff rates became effective May 1, 2006. Further, we were required to calculate estimated reparations for complaining shippers consistent with the December 16, 2005 FERC order, and various parties have submitted comments to the FERC challenging aspects of the costs of service and tariff rates reflected in our compliance filings.

          The FERC indicated that a subsequent order would address the issues raised in these comments. In December 2005, we recognized a $105.0 million non-cash expense attributable to an increase in our reserves related to our rate case liability; however, we are not able to predict with certainty the final outcome of the pending FERC proceedings, or whether we can reach a settlement with some or all of the complainants. For additional information, see Note 16 to our consolidated financial statements;

     o    On March 9, 2006, we announced that we have entered into a long-term agreement with Drummond Coal Sales, Inc. that will support a $70 million expansion of our Pier IX bulk terminal located in Newport

          News, Virginia. The agreement has a term that can be extended for up to 30 years. The project includes the construction of a new ship dock and the installation of additional equipment; it is expected to increase throughput at the terminal by approximately 30% and will allow the terminal to begin receiving shipments of imported coal. The expansion is expected to be completed in the first quarter of 2008.

          Upon completion, the terminal will have an import capacity of up to 9 million tons annually. Currently, our Pier IX terminal can store approximately 1.4 million tons of coal and 30,000 tons of cement on its 30-acre storage site;

     o    Effective April 1, 2006, we sold our Douglas natural gas gathering system and our Painter Unit fractionation facility to Momentum Energy

          Group, LLC for approximately $42.5 million in cash. Our investment in net assets, including all transaction related accruals, was approximately $24.5 million, most of which represented property, plant and equipment, and we recognized approximately $18.0 million of gain on the sale of these net assets.

          Additionally, with regard to the natural gas operating activities of our Douglas gathering system, we utilized certain derivative financial contracts to offset (hedge) our exposure to fluctuating expected future cash flows caused by periodic changes in the price of natural gas and natural gas liquids. According to the provisions of current accounting principles, when an asset generating a hedged transaction is disposed of prior to the occurrence of the transaction, the net cumulative gain or loss previously recognized in equity should be transferred to net income in the current period. Accordingly, we reclassified a net loss of $2.9 million from "Accumulated other comprehensive loss" into net income on those derivative contracts that effectively hedged uncertain future cash flows associated with forecasted Douglas gathering transactions. We included the net amount of the gain, $15.1 million, within the caption "Other expense

          (income)" in our accompanying consolidated statement of income for the year ended December 31, 2006;

     o    On April 5, 2006, Kinder Morgan Production Company L.P. purchased various oil and gas properties from Journey Acquisition - I, L.P. and

          Journey 2000, L.P. for an aggregate consideration of approximately

          $63.9 million, consisting of $60.3 million in cash and $3.6 million in assumed liabilities. The acquisition was effective March 1, 2006.

          However, in the second and third quarters of 2006, we divested certain acquired


          properties that were not considered candidates for carbon dioxide enhanced oil recovery, thus reducing our total investment. We received proceeds of approximately $27.1 million from the sale of these properties. The acquired properties are primarily located in the

          Permian Basin area of West Texas and New Mexico, produce approximately

          430 barrels of oil equivalent per day, and include some fields with potential for enhanced oil recovery development near our current carbon dioxide operations;

     o    On April 18, 2006, we announced that our Texas intrastate natural gas pipeline group had entered into a long-term agreement with CenterPoint

          Energy Resources Corp. to provide the natural gas utility with firm transportation and storage services. Under the terms of the agreement,

          CenterPoint has contracted for one billion cubic feet per day of transportation capacity and 16 billion cubic feet of storage capacity,

          effective April 1, 2007. CenterPoint owns and operates the largest local natural gas distribution company in Houston, Texas, and the agreement helps ensure the Houston metropolitan area has access to reliable and diverse supplies of natural gas in order to meet the growing demand;

     o    In April 2006, we acquired terminal assets and operations from A&L

          Trucking, L.P. and U.S. Development Group in three separate transactions for an aggregate consideration of approximately $61.9 million, consisting of $61.6 million in cash and $0.3 million in assumed liabilities. The first transaction included the acquisition of equipment and infrastructure for the storing and loading of bulk steel at a 30-acre site along the Houston Ship Channel leased through the

          Port of Houston. The second acquisition included the purchase of a rail terminal at the Port of Houston that handles both bulk and liquids products. The rail terminal offers a variety of loading,

          storage and staging services for up to 900 cars at a time, and complements our existing Texas petroleum coke terminal operations by providing bulk product customers with rail transportation options.

          Thirdly, we acquired the entire membership interest of Lomita Rail

          Terminal LLC, a limited liability company that owns a high-volume rail ethanol terminal in Carson, California. The terminal has the capability to receive and offload up to 100 railcars within a 24-hour period, and serves approximately 80% of the Southern California demand for reformulated fuel blend ethanol with expandable

          offloading/distribution capacity;

     o    On May 17, 2006, we entered into a settlement agreement and filed an offer of settlement with the FERC in response to certain challenges by complainants with regard to delivery tariffs and gathering enhancement fees at our Pacific operations' Watson Station, located in Carson,

          California. On August 2, 2006, the FERC approved the settlement without modification and directed that it be implemented. Pursuant to the settlement, we filed a new tariff, which took effect September 1,

          2006, lowering our Pacific Operations' going-forward rate, and we also paid refunds to all shippers for the period April 1, 1999 through

          August 31, 2006.

          On September 28, 2006, we filed a refund report with the FERC, setting forth the refunds that had been paid and describing how the refund calculations were made. On December 5, 2006, the FERC approved our refund report with respect to all shippers except ExxonMobil, and it remanded the ExxonMobil refund issue to an administrative law judge for a determination as to whether additional funds were due. On

          January 16, 2007, we and ExxonMobil informed the presiding judge that we had reached a settlement in principle regarding the ExxonMobil refund issue, and in February 2007, we and ExxonMobil reached agreement regarding ExxonMobil's protest of the refund report, and the protest was withdrawn. As of December 31, 2006, we made aggregate payments pursuant to the agreement, including accrued interest, of

          $19.1 million;

     o    On June 1, 2006, we announced that we had completed and fully placed into service our $210 million expansion of our Pacific operations'

          East Line pipeline segment. The completion of the project included the construction of a new pump station, a 490,000 barrel tank facility near El Paso, Texas, and upgrades to existing stations and terminals between El Paso and Phoenix, Arizona. Initially proposed in October

          2002, the expansion also includes the replacement of 160 miles of

          8-inch diameter pipe between El Paso and Tucson, Arizona, and 84 miles of 8-inch diameter pipe between Tucson and Phoenix with new state-of-the-art 12-inch and 16-inch diameter pipe, respectively. We announced the completion of the pipeline portion of the project on

          April 19, 2006, and new transportation tariffs designed to earn a return on our construction costs went into effect June 1, 2006.

          In addition, we continue working on our second East Line expansion project, which we announced on August 4, 2005. This second expansion consists of replacing approximately 140 miles of 12-inch diameter pipe between El Paso and Tucson with 16-inch diameter pipe, constructing additional pump stations, and adding


          new storage tanks at Tucson. The project is expected to cost approximately $145 million. We are currently working on engineering design and obtaining necessary pipeline permits, and construction is expected to begin in May 2007. The project, scheduled for completion in December 2007, will increase East Line capacity by another 8% and will provide the platform for further incremental expansions through horsepower additions to the system;

     o    On June 8, 2006, we announced an approximate $76 million expansion project that will significantly increase capacity at our North Dayton,

          Texas natural gas storage facility. The project involves the development of a new underground cavern that will add an estimated 5.5 billion cubic feet of incremental working natural gas storage capacity. Currently, two existing storage caverns at the facility provide approximately 4.2 billion cubic feet of working gas capacity.

          Our North Dayton natural gas storage facility is connected to our

          Texas Intrastate natural gas pipeline system, and the expansion will greatly enhance storage options for natural gas coming from new and growing supply areas located in East Texas and from liquefied natural gas along the Texas Gulf Coast. Project costs are now anticipated to range from $76 to $82 million, and the additional capacity is expected to be available in mid-2009;

     o    On June 21, 2006, we announced that we, through our Kinder Morgan

          Terminals Canada, ULC subsidiary, began construction on a new $115 million crude oil tank farm located in Edmonton, Alberta, Canada,

          located slightly north of KMI's Trans Mountain Pipeline crude oil storage facility. In addition, we entered into long-term contracts with customers for all of the available capacity at the facility, with options to extend the agreements beyond the original terms. Situated on approximately 24 acres, the new storage facility will have nine tanks with a combined storage capacity of approximately 2.2 million barrels for crude oil. Service is expected to begin in the fourth quarter of 2007, and when completed, the tank farm will serve as a premier blending and storage hub for Canadian crude oil. The tank farm will have access to more than 20 incoming pipelines and several major outbound systems, including a connection with KMI's 710-mile Trans

          Mountain Pipeline system, which currently transports up to 225,000 barrels per day of heavy crude oil and refined products from Edmonton to marketing terminals and refineries located in the greater

          Vancouver, British Columbia area and Puget Sound in Washington State;

     o    On June 23, 2006, our TransColorado Gas Transmission Company filed an application for authorization with the FERC to construct and operate certain facilities comprising its proposed "Blanco-Meeker Expansion

          Project." Upon implementation, this approximately $58 million project will facilitate the transportation of up to approximately 250 million cubic feet per day of natural gas northbound from the Blanco Hub area in San Juan County, New Mexico through TransColorado's existing interstate pipeline for delivery to the Rockies Express Pipeline at an existing point of interconnection located in the Meeker Hub in Rio

          Blanco County, Colorado. The expansion is expected to begin service on

          January 1, 2008, subject to receipt of all necessary regulatory approvals;

     o    In August 2006, we completed a public offering of 5,750,000 of our common units, including common units sold pursuant to the

          underwriters' over-allotment option, at a price of $44.80 per unit,

          less commissions and underwriting expenses. We received net proceeds of $248.0 million for the issuance of these 5,750,000 common units,

          and we used the proceeds to reduce the borrowings under our commercial paper program;

     o    Effective August 28, 2006, we terminated our $250 million unsecured nine month credit facility due November 21, 2006, and we increased our five-year unsecured revolving credit facility from a total commitment of $1.6 billion to $1.85 billion. Our five-year credit facility remains due August 18, 2010; however, the facility can now be amended to allow for borrowings up to $2.1 billion. There were no borrowings under our five-year credit facility as of December 31, 2006. Our credit facility primarily serves as a backup to our commercial paper program, which had $1,098.2 million outstanding as of December 31,

          2006;

     o    On September 8, 2006, we filed an application with the FERC requesting approval to construct and operate our Kinder Morgan Louisiana

          Pipeline. The project is expected to cost approximately $500 million and will provide approximately 3.2 billion cubic feet per day of take-away natural gas capacity from the Cheniere Sabine Pass liquefied natural gas terminal located in Cameron Parish, Louisiana. The project is supported by fully subscribed capacity and long-term customer commitments with Chevron and Total. Various water and environmental surveys have been completed and we procured long-lead items, such as line pipe and mainline


          block valves. We are currently finalizing interconnect agreements,

          preparing detailed designs of the facilities and acquiring necessary right-of-ways.

          The Kinder Morgan Louisiana Pipeline will consist of two segments: (i)

          a 132-mile, 42-inch diameter pipeline with firm capacity of approximately 2.0 billion cubic feet per day of natural gas that will extend from the Sabine Pass terminal to a point of interconnection with an existing Columbia Gulf Transmission line in Evangeline Parish,

          Louisiana (an offshoot will consist of approximately 2.3 miles of

          24-inch diameter pipeline with firm peak day capacity of approximately

          300 million cubic feet per day extending away from the 42-inch diameter line to the existing Florida Gas Transmission Company compressor station in Acadia Parish, Louisiana); and (ii) a 1-mile,

          36-inch diameter pipeline with firm capacity of approximately 1.2 billion cubic feet per day that will extend from the Sabine Pass terminal and connect to KMI's Natural Gas Pipeline Company of

          America's natural gas pipeline. In addition, in exchange for shipper commitments to the project, we have granted options to acquire equity in the project, which, if fully exercised, could result in us owning a minimum interest of 80% after the project is completed. The 132-mile pipeline segment is expected to be in service in the second quarter of

          2009, and the 1-mile segment is expected to be in service in the third quarter of 2008.

          On January 26, 2007, the FERC issued a draft Environmental Impact

          Statement which addresses the potential environmental effects of the construction and operation of the Kinder Morgan Louisiana Pipeline.

          The draft EIS was prepared to satisfy the requirements of the National

          Environmental Policy Act. It concluded that approval of the proposed project would have limited adverse environmental impact. The public will have until March 19, 2007 to file comments on the draft, which will be taken into account in the preparation of the final

          Environmental Impact Statement;

     o    On September 11, 2006, we announced major expansions at our Pasadena and Galena Park, Texas liquids terminal facilities located on the

          Houston Ship Channel. The expansions will provide additional infrastructure to help meet the growing need for refined petroleum products storage capacity along the Gulf Coast. The investment of approximately $195 million will include the construction of the following: (i) new storage tanks at both our Pasadena and Galena Park terminals; (ii) an additional cross-channel pipeline to increase the connectivity between the two terminals; (iii) a new ship dock at

          Galena Park; and (iv) an additional loading bay at our fully automated truck loading rack located at our Pasadena terminal. The expansions are supported by long-term customer commitments and will result in approximately 3.4 million barrels of additional tank storage capacity at the two terminals. Construction began in October 2006 and all of the projects are expected to be completed by the spring of 2008;

     o    On October 19, 2006, we announced the third of three investments in our CALNEV refined petroleum products pipeline system. CALNEV is a

          550-mile pipeline that currently transports approximately 140,000 barrels of refined products per day of gasoline, diesel fuel and jet fuel from the Los Angeles, California area to the Las Vegas, Nevada market through parallel 14-inch and 8-inch diameter pipelines.

          Combined, the $413 million in capital improvements will upgrade and expand pipeline capacity and help provide sufficient fuel supply to the Las Vegas, Nevada market for the next several years. The investments include the following:

          o    the first project, estimated to cost approximately $10 million,

               involves pipeline expansions that will increase current

               transportation capacity by 3,200 barrels per day (2.2%), as well as the construction of two new 80,000 barrel storage tanks at our

               Las Vegas terminal;

          o    the second project, expected to cost approximately $15 million,

               includes the installation of new and upgraded pumping equipment and piping at our Colton, California terminal, a new booster station with two pumps at Cajon, California, and piping upgrades at our Las Vegas terminal; and

          o    the third project, expected to cost approximately $388 million,

               includes construction of a new 16-inch diameter pipeline that will further expand the system and which would increase system capacity to approximately 200,000 barrels per day upon

               completion. Capacity could be increased as necessary to over

               300,000 barrels per day with the addition of pump stations. The new 16-inch diameter pipeline will parallel existing utility corridors between Colton and Las Vegas in order to minimize environmental impacts. It will transport gasoline and diesel, as well as military jet fuel for Nellis Air Force Base, which


               is located eight miles northeast of downtown Las Vegas. The existing 14-inch diameter pipeline will be dedicated to

               commercial jet fuel service for McCarran International Airport in

               Las Vegas and for any future commercial airports planned for the

               Las Vegas market. The 8-inch diameter pipeline that currently serves McCarran would be purged and held for future service. The expansion is subject to environmental permitting, rights-of-way acquisition and the receipt of approvals from the FERC

               authorizing rates that are economic to CALNEV. Start-up of the new pipeline is scheduled for early 2010;

               In addition, we are currently working with our customers to determine interest in the construction of a new refined products distribution terminal to be located south of Henderson, Nevada;

     o    Effective November 20, 2006, we acquired all of the membership interests of Transload Services, LLC for an aggregate consideration of approximately $16.8 million, consisting of $15.4 million in cash, an obligation to pay $0.9 million currently held as security for the collection of certain accounts receivable and for the perfection of certain real property title rights, and $0.5 million of assumed liabilities. Transload Services, LLC is a leading provider of innovative, high quality material handling and steel processing services, operating 14 steel-related terminal facilities located in the Chicago metropolitan area and various cities in the United States.

          Its operations include transloading services, steel fabricating and processing, warehousing and distribution, and project staging. The combined operations include over 92 acres of outside storage and

          445,000 square feet of covered storage that offers customers environmentally controlled warehouses with indoor rail and truck loading facilities for handling temperature and humidity sensitive products;

     o    Effective December 1, 2006, we acquired all of the membership interests in Devco USA L.L.C. for an aggregate consideration of approximately $7.3 million, consisting of $4.8 million in cash, $1.6 million in common units, and $0.9 million of assumed liabilities. The primary asset acquired was a technology based identifiable intangible asset--a proprietary process that transforms molten sulfur into premium solid formed pellets that are environmentally friendly, easy to handle and store, and safe to transport. The process was developed internally by Devco's engineers and employees. Devco, a Tulsa,

          Oklahoma based company, has more than 20 years of sulfur handling expertise and we believe the acquisition and subsequent application of this acquired technology complements our existing dry-bulk terminal operations;

     o    On December 13, 2006, we announced that we had entered into a joint development of the Midcontinent Express Pipeline with Energy Transfer

          Partners, L.P., and the start of a binding open season for the pipeline's firm natural gas transportation capacity. The approximate

          $1.25 billion interstate natural gas pipeline project will consist of an approximate 500-mile pipeline that will originate near Bennington,

          Oklahoma, be routed through Perryville, Louisiana, and terminate at an interconnect with Williams' Transco natural gas pipeline system in

          Butler, Alabama. We will own 50% of the equity in the project and

          Energy Transfer Partners, L.P. will own the remaining 50% interest.

          The new pipeline will also connect to KMI's Natural Gas Pipeline

          Company of America's natural gas pipeline and to Energy Transfer

          Partners' previously announced 135-mile, 36-inch diameter natural gas pipeline, which extends from the Barnett Shale natural gas producing area in North Texas to an interconnect with its 30-inch diameter

          Texoma Pipeline near Paris, Texas.

          The Midcontinent Express Pipeline will have an initial transportation capacity of 1.4 billion cubic feet per day of natural gas, and pending necessary regulatory approvals, is expected to be in service by

          February 2009. The pipeline has prearranged binding commitments from multiple shippers for approximately 850,000 cubic feet per day,

          including a binding commitment for 500,000 cubic feet per day from

          Chesapeake Energy Marketing, Inc., an affiliate of Chesapeake Energy

          Corporation. Additionally, in order to provide a seamless

          transportation path from various locations in Oklahoma, the

          Midcontinent Express Pipeline has also executed a firm capacity lease agreement for up to 500,000 cubic feet per day with Enogex, Inc., an

          Oklahoma-based intrastate natural gas gathering and pipeline company that is wholly-owned by OGE Energy Corp.;

     o    On December 14, 2006, we announced that we expect to declare cash distributions of $3.44 per unit for 2007, an almost 6% increase over our cash distributions of $3.26 per unit for 2006. This expectation includes contributions from assets owned by us as of the announcement date and does not include any potential benefits from unidentified acquisitions. We expect our growth to accelerate in the second half of

          2007, and we anticipate that our fourth quarter 2007 distribution per unit will be approximately 10% higher than our


          cash distribution per unit of $0.83 for the fourth quarter of 2006.

          Furthermore, while we expect that we will continue to be able to grow our distribution per unit at about 8% per year over the long-term, the increase in 2008 is expected to be greater than 8%, due mainly to the anticipated in service date of January 2008 for the western portion of the Rockies Express Pipeline;

     o    During 2006, we spent $1,058.3 million for additions to our property,

          plant and equipment, including both expansion and maintenance projects. Our capital expenditures included the following:

          o    $307.7 million in our Terminals segment, largely related to expanding the petroleum products storage capacity at our liquids terminal facilities, including the construction of additional liquids storage tanks at our facilities on the Houston Ship

               Channel, and to various expansion projects and improvements undertaken at multiple bulk terminal facilities;

          o    $283.0 million in our CO2 segment, mostly related to additional infrastructure, including wells and injection and compression facilities, to support the expanding carbon dioxide flooding operations at the SACROC and Yates oil field units in West Texas;

          o    $271.6 million in our Natural Gas Pipelines segment, mostly related to the inclusion of the capital expenditures of Rockies

               Express Pipeline LLC during the six-month period we included its results in our consolidated financial statements, as well as various expansion and improvement projects on our Texas

               Intrastate natural gas pipeline systems, including the

               development of additional natural gas storage capacity at our natural gas storage facilities located at Markham and Dayton,

               Texas; and

          o    $196.0 million in our Products Pipelines segment, mostly related to the continued expansion work on our Pacific operations' East

               Line products pipeline, the construction of an additional refined products line on our CALNEV Pipeline in order to increase

               delivery service to the growing Las Vegas, Nevada market, and to the combined expansion projects at the 24 refined products terminals included within our Southeast terminal operations.

     o    On January 15, 2007, we announced that we had entered into an agreement with affiliates of BP to increase our ownership interest in the Cochin pipeline system to 100%. We purchased our original undivided 32.5% ownership interest in the Cochin pipeline system in

          November 2000, and we currently own a 49.8% ownership interest. BP

          Canada Energy Company, an affiliate of BP, owns the remaining 50.2%

          ownership interest and is the operator of the pipeline. The agreement is subject to due diligence, regulatory clearance and other customary closing conditions. The transaction is expected to close in the first quarter of 2007, and upon closing, we will become the operator of the pipeline;

     o    On January 17, 2007, we announced that our CO2 business segment will invest approximately $120 million to further expand its operations and enable it to meet the increased demand for carbon dioxide in the

          Permian Basin. The expansion activities will take place in southwest

          Colorado and will include developing a new carbon dioxide source field and adding infrastructure at both the McElmo Dome Unit and the Cortez

          Pipeline. Specifically, the expansion will involve developing a new carbon dioxide source field in Dolores County, Colorado (named the Doe

          Canyon Deep Unit), adding eight carbon dioxide production wells at the

          McElmo Dome Unit, increasing transportation capacity on the Cortez

          Pipeline, and constructing a new pipeline that will connect the Cortez

          Pipeline to the new Doe Canyon Deep Unit. Initial construction activities have begun with expected in-service dates commencing in early 2008. The entire expansion is expected to be completed by the middle of 2008. Upon completion, these expansion projects are expected to be immediately accretive to distributable cash available to our unitholders; and

     o    On January 30, 2007, we completed a public offering of senior notes.

          We issued a total of $1.0 billion in principal amount of senior notes,

          consisting of $600 million of 6.00% notes due February 1, 2017, and

          $400 million of 6.50% notes due February 1, 2037. We received proceeds from the issuance of the notes, after underwriting discounts and commissions, of approximately $992.8 million, and we used the proceeds to reduce the borrowings under our commercial paper program.


(b) Financial Information about Segments

     For financial information on our four reportable business segments, see

Note 15 to our consolidated financial statements.

(c) Narrative Description of Business

Products Pipelines

     Our Products Pipelines segment consists of our refined petroleum products and natural gas liquids pipelines and their associated terminals, our Southeast terminals and our transmix processing facilities.

     Pacific Operations

     Our Pacific operations include our SFPP, L.P. operations, our CALNEV

Pipeline operations and our West Coast terminals operations. The assets include interstate common carrier pipelines regulated by the FERC, intrastate pipelines in the State of California regulated by the California Public Utilities

Commission, and certain non rate-regulated operations and terminal facilities.

     Our Pacific operations serve seven western states with approximately 3,000 miles of refined petroleum products pipelines and related terminal facilities that provide refined products to some of the fastest growing population centers in the United States, including California; Las Vegas and Reno, Nevada; and the

Phoenix-Tucson, Arizona corridor. For 2006, the three main product types transported were gasoline (61%), diesel fuel (22%) and jet fuel (17%).

     Our Pacific operations' pipeline system consists of seven pipeline segments, which include the following:

     o    the West Line, which consists of approximately 515 miles of primary pipeline and currently transports products for 37 shippers from six refineries and three pipeline terminals in the Los Angeles Basin to

          Phoenix, Arizona and various intermediate commercial and military delivery points. Products for the West Line also come through the Los

          Angeles and Long Beach port complexes;

     o    the East Line, which is comprised of two parallel pipelines,

          12-inch/16-inch diameter and 8-inch/12 inch diameter, originating in

          El Paso, Texas and continuing approximately 300 miles west to our

          Tucson terminal, and one 12-inch diameter line continuing northwest approximately 130 miles from Tucson to Phoenix. Products received by the East Line at El Paso come from a refinery in El Paso and through inter-connections with non-affiliated pipelines;

     o    the San Diego Line, which is a 135-mile pipeline serving major population areas in Orange County (immediately south of Los Angeles)

          and San Diego. The same refineries and terminals that supply the West

          Line also supply the San Diego Line;

     o    the CALNEV Line, which consists of two parallel 248-mile, 14-inch and

          8-inch diameter pipelines that run from our facilities at Colton,

          California to Las Vegas, Nevada, and which also serves Nellis Air

          Force Base located in Las Vegas. It also includes approximately 55 miles of pipeline serving Edwards Air Force Base;

     o    the North Line, which consists of approximately 864 miles of trunk pipeline in five segments that transport products from Richmond and

          Concord, California to Brisbane, Sacramento, Chico, Fresno, Stockton

          and San Jose, California, and Reno, Nevada. The products delivered through the North Line come from refineries in the San Francisco Bay

          Area and from various pipeline and marine terminals;

     o    the Bakersfield Line, which is a 100-mile, 8-inch diameter pipeline serving Fresno, California; and

     o    the Oregon Line, which is a 114-mile pipeline transporting products to

          Eugene, Oregon for 18 shippers from marine terminals in Portland,

          Oregon and from the Olympic Pipeline.


     Our Pacific operation's West Coast terminals are fee-based terminals located in several strategic locations along the west coast of the United States with a combined total capacity of approximately 8.3 million barrels of storage for both petroleum products and chemicals. The Carson terminal and the connected

Los Angeles Harbor terminal are located near the many refineries in the Los

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

United States' produced vegetable oils are exported to consumers in the Far

East. We also have two petroleum product terminals located in Portland, Oregon and one in Seattle, Washington.

     Our Pacific operations include 15 truck-loading terminals (13 on SFPP, L.P.

and two on CALNEV) with an aggregate usable tankage capacity of approximately

13.5 million barrels. The truck terminals provide services including short-term product storage, truck loading, vapor handling, additive injection, dye injection and oxygenate blending.

     Markets. Combined, our Pacific operations' pipelines transport approximately 1.2 million barrels per day of refined petroleum products,

providing pipeline service to approximately 31 customer-owned terminals, 11 commercial airports and 14 military bases. Currently, our Pacific operations'

pipelines serve approximately 93 shippers in the refined petroleum products market; the largest customers being major petroleum companies, independent refiners, and the United States military.

     A substantial portion of the product volume transported is gasoline. Demand for gasoline depends on such factors as prevailing economic conditions,

vehicular use patterns and demographic changes in the markets served. If current trends continue, we expect the majority of our Pacific operations' markets to maintain growth rates that will exceed the national average for the foreseeable future. Currently, the California gasoline market is approximately one million barrels per day. The Arizona gasoline market, which is served primarily by us,

is approximately 178,000 barrels per day. Nevada's gasoline market is approximately 71,000 barrels per day and Oregon's is approximately 100,000 barrels per day. The diesel and jet fuel market is approximately 545,000 barrels per day in California, 86,000 barrels per day in Arizona, 33,000 barrels per day in Nevada and 62,000 barrels per day in Oregon.

     The volume of products transported is affected by various factors,

principally demographic growth, economic conditions, product pricing, vehicle miles traveled, population and fleet mileage. Certain product volumes can experience seasonal variations and, consequently, overall volumes may be lower during the first and fourth quarters of each year.

     Supply. The majority of refined products supplied to our Pacific operations' pipeline system come from the major refining centers around Los

Angeles, San Francisco and Puget Sound, as well as from waterborne terminals located near these refining centers.

     Competition. The most significant competitors of our Pacific operations'

pipeline system are proprietary pipelines owned and operated by major oil companies in the area where our pipeline system delivers products as well as refineries with related terminal and trucking arrangements within our market areas. We believe that high capital costs, tariff regulation, and environmental and right-of-way permitting considerations make it unlikely that a competing pipeline system comparable in size and scope to our Pacific operations will be built in the foreseeable future. However, the possibility of individual pipelines being constructed or expanded to serve specific markets is a continuing competitive factor.

     The use of trucks for product distribution from either shipper-owned proprietary terminals or from their refining centers continues to compete for short haul movements by pipeline. We cannot predict with any certainty whether the use of short haul trucking will decrease or increase in the future.


     Longhorn Partners Pipeline is a pipeline that transports refined products from refineries on the Gulf Coast to El Paso and other destinations in Texas.

Increased product supply in the El Paso area has resulted in some shift of volumes transported into Arizona from our West Line to our East Line. Increased movements into the Arizona market from El Paso could displace lower tariff volumes supplied from Los Angeles on our West Line. Such shift of supply sourcing has not had, and is not expected to have, a material effect on our operating results.

     Our Pacific operation's terminals compete with terminals owned by our shippers and by third party terminal operators in Sacramento, San Jose,

Stockton, Colton, Orange County, Mission Valley, and San Diego, California,

Phoenix and Tucson, Arizona and Las Vegas, Nevada. Short haul trucking from the refinery centers is also a competitive factor to terminals close to the refineries. Competitors of our Carson terminal in the refined products market include Shell Oil Products U.S. and BP (formerly Arco Terminal Services

Company). In the crude/black oil market, competitors include Pacific Energy,

Wilmington Liquid Bulk Terminals (Vopak) and BP. Competition to our Richmond

terminal's chemical business comes primarily from IMTT. Competitors to our

Portland, Oregon terminals include ST Services, ChevronTexaco and Shell Oil

Products U.S. Competitors to our Seattle petroleum products terminal primarily include BP and Shell Oil Products U.S.

     Plantation Pipe Line Company

     We own approximately 51% of Plantation Pipe Line Company, a 3,100-mile refined petroleum products pipeline system serving the southeastern United

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

     For the year 2006, Plantation delivered an average of 555,060 barrels per day of refined petroleum products. These delivered volumes were comprised of gasoline (67%), diesel/heating oil (20%) and jet fuel (13%). Average delivery volumes for 2006 were 6.8% lower than the 595,248 barrels per day delivered during 2005. The decrease was predominantly driven by alternative pipeline service into Southeast markets and to changes in supply patterns from Louisiana refineries related to new ultra low sulfur diesel and ethanol blended gasoline requirements.

     Markets. Plantation ships products for approximately 40 companies to terminals throughout the southeastern United States. Plantation's principal customers are Gulf Coast refining and marketing companies, fuel wholesalers, and the United States Department of Defense. Plantation's top five shippers represent approximately 82% of total system volumes.

     The eight states in which Plantation operates represent a collective pipeline demand of approximately two million barrels per day of refined petroleum products. Plantation currently has direct access to about 1.5 million barrels per day of this overall market. The remaining 0.5 million barrels per day of demand lies in markets (e.g., Nashville, Tennessee; North Augusta, South

Carolina; Bainbridge, Georgia; and Selma, North Carolina) currently served by another pipeline company. Plantation also delivers jet fuel to the Atlanta,

Georgia; Charlotte, North Carolina; and Washington, D.C. airports (Ronald Reagan

National and Dulles). Combined jet fuel shipments to these four major airports decreased 13% in 2006 compared to 2005, due primarily to a 19% decrease in shipments to Atlanta Hartsfield-Jackson International Airport and a 35% decrease in shipments to Charlotte-Douglas International airport, which was largely the result of air carriers realizing lower wholesale prices on jet fuel transported by competing pipelines.

     Supply. Products shipped on Plantation originate at various Gulf Coast refineries from which major integrated oil companies and independent refineries and wholesalers ship refined petroleum products. Plantation is directly connected to and supplied by a total of ten major refineries representing approximately 2.3 million barrels per day of refining capacity.

     Competition. Plantation competes primarily with the Colonial pipeline system, which also runs from Gulf Coast refineries throughout the southeastern

United States and extends into the northeastern states.


     Central Florida Pipeline

     Our Central Florida pipeline system consists of a 110-mile, 16-inch diameter pipeline that transports gasoline and an 85-mile, 10-inch diameter pipeline that transports diesel fuel and jet fuel from Tampa to Orlando, with an intermediate delivery point on the 10-inch pipeline at Intercession City,

Florida. In addition to being connected to our Tampa terminal, the pipeline system is connected to terminals owned and operated by TransMontaigne, Citgo,

BP, and Marathon Petroleum. The 10-inch diameter pipeline is connected to our

Taft, Florida terminal (located near Orlando) and is also the sole pipeline supplying jet fuel to the Orlando International Airport in Orlando, Florida. In

2006, the pipeline system transported approximately 112,000 barrels per day of refined products, with the product mix being approximately 69% gasoline, 13%

diesel fuel, and 18% jet fuel.

     We also own and operate liquids terminals in Tampa and Taft, Florida. The

Tampa terminal contains approximately 1.4 million barrels of storage capacity and is connected to two ship dock facilities in the Port of Tampa. In early

2007, a new tank will go into service, increasing storage capacity to approximately 1.5 million barrels. The Tampa terminal provides storage for gasoline, diesel fuel and jet fuel for further movement into either trucks through five truck-loading racks or into the Central Florida pipeline system.

The Tampa terminal also provides storage for non-fuel products, predominantly spray oil used to treat citrus crops; ethanol; and bio-diesel. These products are delivered to the terminal by vessel or railcar and loaded onto trucks through truck-loading racks. The Taft terminal contains approximately 0.7 million barrels of storage capacity, providing storage for gasoline and diesel fuel for further movement into trucks through 13 truck-loading racks.

     Markets. The estimated total refined petroleum products demand in the State of Florida is approximately 800,000 barrels per day. Gasoline is, by far, the largest component of that demand at approximately 545,000 barrels per day. The total refined petroleum products demand for the Central Florida region of the state, which includes the Tampa and Orlando markets, is estimated to be approximately 360,000 barrels per day, or 45% of the consumption of refined products in the state. We distribute approximately 150,000 barrels of refined petroleum products per day including the Tampa terminal truck loadings. The balance of the market is supplied primarily by trucking firms and marine transportation firms. Most of the jet fuel used at Orlando International Airport is moved through our Tampa terminal and the Central Florida pipeline system. The market in Central Florida is seasonal, with demand peaks in March and April during spring break and again in the summer vacation season, and is also heavily influenced by tourism, with Disney World and other amusement parks located in

Orlando.

     Supply. The vast majority of refined petroleum products consumed in Florida is supplied via marine vessels from major refining centers in the Gulf Coast of

Louisiana and Mississippi and refineries in the Caribbean basin. A lesser amount of refined petroleum products is being supplied by refineries in Alabama and by

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

We believe it is unlikely that a new pipeline system comparable in size and scope to our Central Florida Pipeline system will be constructed, due to the high cost of pipeline construction, tariff regulation and environmental and right-of-way permitting in Florida. However, the possibility of such a pipeline or a smaller capacity pipeline being built is a continuing competitive factor.

     With respect to the terminal operations at Tampa, the most significant competitors are proprietary terminals owned and operated by major oil companies,

such as Marathon Petroleum, BP and Citgo, located along the Port of Tampa, and the ChevronTexaco and Motiva terminals in Port Tampa. These terminals generally support the storage requirements of their parent or affiliated companies'

refining and marketing operations and provide a mechanism for an oil company to enter into exchange contracts with third parties to serve its storage needs in markets where the oil company may not have terminal assets.


     Federal regulation of marine vessels, including the requirement, under the

Jones Act, that United States-flagged vessels contain double-hulls, is a significant factor influencing the availability of vessels that transport refined petroleum products. Marine vessel owners are phasing in the requirement based on the age of the vessel and some older vessels are being redeployed into use in other jurisdictions rather than being retrofitted with a double-hull for use in the United States.

     North System

     Our North System consists of an approximate 1,600-mile interstate common carrier pipeline system that delivers natural gas liquids and refined petroleum products for approximately 50 shippers from south central Kansas to the Chicago area. Through interconnections with other major liquids pipelines, our North

System's pipeline system connects mid-continent producing areas to markets in the Midwest and eastern United States. We also have defined sole carrier rights to use capacity on an extensive pipeline system owned by Magellan Midstream

Partners, L.P. that interconnects with our North System. This capacity lease agreement, which requires us to pay approximately $2.3 million per year, is in place until February 2013 and contains a five-year renewal option.

     In addition to our capacity lease agreement with Magellan, we also have a reversal agreement with Magellan to help provide for the transport of summer-time surplus butanes from Chicago area refineries to storage facilities at Bushton, Kansas. We have an annual minimum joint tariff commitment of $0.6 million to Magellan for this agreement. Our North System has approximately 7.7 million barrels of storage capacity, which includes caverns, steel tanks,

pipeline line-fill and leased storage capacity. This storage capacity provides operating efficiencies and flexibility in meeting seasonal demands of shippers and provides propane storage for our truck-loading terminals.

     We also own a 50% ownership interest in the Heartland Pipeline Company,

which owns the Heartland pipeline system, a natural gas liquids pipeline that ships liquids products in the Midwest. We include our equity interest in

Heartland as part of our North System operations. ConocoPhillips owns the remaining 50% interest in the Heartland Pipeline Company. The Heartland pipeline comprises one of our North System's main line sections that originate at

Bushton, Kansas and terminates at a storage and terminal area in Des Moines,

Iowa. We operate the Heartland pipeline, and ConocoPhillips operates Heartland's

Des Moines, Iowa terminal and serves as the managing partner of Heartland.

Heartland leases to ConocoPhillips 100% of the Heartland terminal capacity at

Des Moines for $1.0 million per year on a year-to-year basis. The Heartland pipeline lease fee, payable to us for reserved pipeline capacity, is paid monthly, with an annual adjustment. The 2007 lease fee will be approximately

$1.1 million.

     In addition, our North System has eight propane truck-loading terminals at various points in three states along the pipeline system and one multi-product complex at Morris, Illinois, in the Chicago area. Propane, normal butane and natural gasoline can be loaded at our Morris terminal.

     Markets. Our North System currently serves approximately 50 shippers in the upper Midwest market, including both users and wholesale marketers of natural gas liquids. These shippers include the three major refineries in the Chicago area. Wholesale marketers of natural gas liquids primarily make direct large volume sales to major end-users, such as propane marketers, refineries,

petrochemical plants and industrial concerns. Market demand for natural gas liquids varies in respect to the different end uses to which natural gas liquids products may be applied. Demand for transportation services is influenced not only by demand for natural gas liquids but also by the available supply of natural gas liquids.

     Supply. Natural gas liquids extracted or fractionated at the Bushton gas processing plant have historically accounted for a significant portion

(approximately 15%) of the natural gas liquids transported through our North

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

McPherson, Kansas and the ConocoPhillips crude oil refinery in Ponca City,

Oklahoma. In an effort to obtain the greatest benefit from our North System's line-fill on a year round basis, we added isobutane as a component of line-fill in 2005, and we increased the proportion of normal butane and reduced the proportion of propane. We believe this restructured line-fill helps mitigate any operational constraints that could result from shippers holding reduced inventory levels at any point in the year.


     Competition. Our North System competes with other natural gas liquids pipelines and to a lesser extent with rail carriers. In most cases, established pipelines are the lowest cost alternative for the transportation of natural gas liquids and refined petroleum products. With respect to the Chicago market, our

North System competes with other natural gas liquids pipelines that deliver into the area and with railcar deliveries primarily from Canada. Other Midwest pipelines and area refineries compete with our North System for propane terminal deliveries. Our North System also competes indirectly with pipelines that deliver product to markets that our North System does not serve, such as the

Gulf Coast market area. Heartland competes with other refined petroleum products carriers in the geographic market served. Heartland's principal competitor is

Magellan Midstream Partners, L.P.

     Cochin Pipeline System

     We own 49.8% of the Cochin pipeline system, a joint venture that operates an approximate 1,900-mile, 12-inch diameter multi-product pipeline operating between Fort Saskatchewan, Alberta and Sarnia, Ontario, including five terminals. BP Canada Energy Company, an affiliate of BP, owns the remaining

50.2% ownership interest and is the operator of the pipeline. On January 15,

2007, we announced that we had entered into an agreement with BP Canada Energy

Company to increase our ownership interest in the Cochin pipeline system to

100%. The agreement is subject to due diligence, regulatory clearance and other standard closing conditions. The transaction is expected to close in the first quarter of 2007, and upon closing, we will become the operator of the pipeline.

     The pipeline operates on a batched basis and has an estimated system capacity of approximately 112,000 barrels per day. Its peak capacity is approximately 124,000 barrels per day. It includes 31 pump stations spaced at 60 mile intervals and five United States propane terminals. Associated underground storage is available at Fort Saskatchewan, Alberta and Windsor, Ontario.

     Markets. The pipeline traverses three provinces in Canada and seven states in the United States transporting high vapor pressure ethane, propane, butane and natural gas liquids to the Midwestern United States and eastern Canadian petrochemical and fuel markets. The system operates as a National Energy Board

(Canada) and FERC (United States) regulated common carrier, shipping products on behalf of its owners as well as other third parties. The system is connected to the Enterprise pipeline system in Minnesota and in Iowa, and connects with our

North System at Clinton, Iowa. The Cochin pipeline system has the ability to access the Canadian Eastern Delivery System via the Windsor Storage Facility

Joint Venture at Windsor, Ontario.

     Supply. Injection into the system can occur from BP, EnerPro or Dow fractionation facilities at Fort Saskatchewan, Alberta; from Provident Energy storage at five points within the provinces of Canada; or from the Enterprise

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

Chicago market.

     Cypress Pipeline

     Our Cypress pipeline is an interstate common carrier natural gas liquids pipeline originating at storage facilities in Mont Belvieu, Texas and extending

104 miles east to a major petrochemical producer in the Lake Charles, Louisiana area. Mont Belvieu, located approximately 20 miles east of Houston, is the largest hub for natural gas liquids gathering, transportation, fractionation and storage in the United States.

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

Belvieu has facilities to fractionate natural gas liquids received from several


pipelines into ethane and other components. Additionally, pipeline systems that transport natural gas liquids from major producing areas in Texas, New Mexico,

Louisiana, Oklahoma and the Mid-Continent Region supply ethane and ethane/propane mix to Mont Belvieu.

     Competition. The pipeline's primary competition into the Lake Charles market comes from Louisiana onshore and offshore natural gas liquids.

     Southeast Terminals

     Our Southeast terminal operations consist of Kinder Morgan Southeast

Terminals LLC and its consolidated affiliate, Guilford County Terminal Company,

LLC. Kinder Morgan Southeast Terminals LLC, a wholly-owned subsidiary referred to in this report as KMST, was formed in 2003 for the purpose of acquiring and operating high-quality liquid petroleum products terminals located primarily along the Plantation/Colonial pipeline corridor in the Southeastern United

States.

     Since its formation, KMST has acquired 24 petroleum products terminals with a total storage capacity of approximately 7.8 million barrels. These terminals transferred approximately 347,000 barrels of refined products per day during

2006.

     The 24 terminals consist of the following:

     o    seven petroleum products terminals acquired from ConocoPhillips and

          Phillips Pipe Line Company in December 2003. The terminals are located in the following markets: Selma, North Carolina; Charlotte, North

          Carolina; Spartanburg, South Carolina; North Augusta, South Carolina;

          Doraville, Georgia; Albany, Georgia; and Birmingham, Alabama. The

          terminals contain approximately 1.2 million barrels of storage capacity. ConocoPhillips has entered into a long-term contract with us to use the terminals. All seven terminals are served by the Colonial

          Pipeline and three are also connected to the Plantation Pipeline;

     o    seven petroleum products terminals acquired from ExxonMobil

          Corporation in March 2004. The terminals are located at the following locations: Newington, Virginia; Richmond, Virginia; Roanoke, Virginia;

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

          Company or Colonial Pipeline Company;

     o    nine petroleum products terminals acquired from Charter Terminal

          Company and Charter-Triad Terminals in November 2004. Three terminals are located in Selma, North Carolina, and the remaining facilities are located in Greensboro and Charlotte, North Carolina; Chesapeake and

          Richmond, Virginia; Athens, Georgia; and North Augusta, South

          Carolina. The terminals have a combined storage capacity of approximately 3.2 million barrels for gasoline, jet fuel and diesel fuel. We fully own seven of the terminals and jointly own the remaining two. All nine terminals are connected to Plantation or

          Colonial pipelines; and

     o    one petroleum products terminal acquired from Motiva Enterprises, LLC in December 2006. The terminal, located in Roanoke, Virginia, has storage capacity of approximately 180,000 barrels per day for refined petroleum products and is served exclusively by the Plantation

          Pipeline. Motiva Enterprises, LLC has entered into a long-term contract to use the terminal.

     Markets. KMST's acquisition and marketing activities are focused on the

Southeastern United States from Mississippi through Virginia, including

Tennessee. The primary function involves the receipt of petroleum products from common carrier pipelines, short-term storage in terminal tankage, and subsequent loading onto tank trucks. Longer term storage is also available at many of the terminals. KMST has a physical presence in markets representing almost 80% of the pipeline-supplied demand in the Southeast and offers a competitive alternative to marketers seeking a relationship with a truly independent truck terminal service provider.


     Supply. Product supply is predominately from Plantation and/or Colonial pipelines. To the maximum extent practicable, we endeavor to connect KMST terminals to both Plantation and Colonial.

     Competition. There are relatively few independent terminal operators in the

Southeast. Most of the refined petroleum products terminals in this region are owned by large oil companies (BP, Motiva, Citgo, Marathon, and Chevron) who use these assets to support their own proprietary market demands as well as product exchange activity. These oil companies are not generally seeking third party throughput customers. Magellan Midstream Partners and TransMontaigne Product

Services represent the other independent terminal operators in this region.

     Transmix Operations

     Our Transmix operations include the processing of petroleum pipeline transmix, a blend of dissimilar refined petroleum products that have become co-mingled in the pipeline transportation process. During transportation,

different products are transported through the pipelines abutting each other,

and the volume of different mixed products is called transmix. At our transmix processing facilities, we process and separate pipeline transmix into pipeline-quality gasoline and light distillate products. We process transmix at six separate processing facilities located in Colton, California; Richmond,

Virginia; Dorsey Junction, Maryland; Indianola, Pennsylvania; Wood River,

Illinois; and Greensboro, North Carolina.

     At our Dorsey Junction, Maryland facility, transmix processing is performed for Colonial Pipeline Company on a "for fee" basis pursuant to a long-term contract that expires in 2012. We process transmix on a "for fee" basis for

Shell Trading (U.S.) Company, referred to as Shell, according to the provisions of a long-term contract that expires in 2011 at our transmix facilities located in Richmond, Virginia; Indianola, Pennsylvania; and Wood River, Illinois. At

these locations, Shell procures transmix supply from pipelines and other parties, pays a processing fee to us, and then sells the processed gasoline and fuel oil through their marketing and distribution networks. The arrangement includes a minimum annual processing volume and a per barrel fee to us, as well as an opportunity to extend the processing agreement beyond 2011.

     Our Colton processing facility is located adjacent to our products terminal in Colton, California, and it produces refined petroleum products that are delivered into our Pacific operations' pipelines for shipment to markets in

Southern California and Arizona. The facility can process over 5,000 barrels of transmix per day. In June 2006, Duke Energy Merchants exercised an early termination provision contained in our long term processing contract due to expire in 2010. Following Duke's exercise, we transitioned to processing transmix at Colton for various pipeline shippers directly on a "for fee" basis arrangement.

     Our Richmond, Virginia processing facility is supplied by the Colonial and

Plantation pipelines as well as deep-water barges (25 feet draft), transport truck and rail. The facility can process approximately 7,500 barrels per day.

Our Dorsey Junction processing facility is located within Colonial's Dorsey

Junction terminal facility, near Baltimore, Maryland. The facility can process approximately 5,000 barrels per day. Our Indianola processing facility is located near Pittsburgh, Pennsylvania and is accessible by truck, barge and pipeline. It primarily processes transmix from the Buckeye, Colonial, Sun and

Teppco pipelines. It has capacity to process 12,000 barrels of transmix per day.

Our Wood River processing facility is constructed on property owned by

ConocoPhillips and is accessible by truck, barge and pipeline. It primarily processes transmix from both the Explorer and ConocoPhillips pipelines. It has capacity to process 5,000 barrels of transmix per day.

     In the second quarter of 2006, we completed construction and placed into service our approximately $11 million Greensboro, North Carolina transmix facility, which is located along KMST's refined products tank farm. The facility includes an atmospheric distillation column with a direct fired natural gas heater to process up to 6,000 barrels of transmix per day for Plantation and other interested parties. In addition to providing additional processing business, the facility also gives Plantation a lower cost alternative that recovers ultra low sulfur diesel, and more fully utilizes current KMST tankage at the Greensboro, North Carolina tank farm.

     Markets. The Gulf and East Coast refined petroleum products distribution system, particularly the Mid-Atlantic region, is the target market for our East

Coast transmix processing operations. The Mid-Continent area and the New York

Harbor are the target markets for our Illinois and Pennsylvania assets,

respectively. Our West Coast transmix processing operations support the markets served by our Pacific operations in Southern Califormia.


     Supply. Transmix generated by Colonial, Plantation, Sun, Teppco, Explorer and our Pacific operations provide the vast majority of the supply. These suppliers are committed to the use of our transmix facilities under long-term contracts. Individual shippers and terminal operators provide additional supply.

Shell acquires transmix for processing at Indianola, Richmond and Wood River;

Colton is supplied by pipeline shippers of our Pacific operations; and Dorsey

Junction is supplied by Colonial Pipeline Company.

     Competition. Placid Refining is our main competitor in the Gulf Coast area.

There are various processors in the Mid-Continent area, primarily

ConocoPhillips, Gladieux Refining and Williams Energy Services, who compete with our transmix facilities. A new transmix facility located near Linden, New Jersey and owned by Motiva Enterprises LLC is the principal competition for New York

Harbor transmix supply and for our Indianola facility. A number of smaller organizations operate transmix processing facilities in the West and Southwest.

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

     Texas Intrastate Natural Gas Pipeline Group

     The group, which operates primarily along the Texas Gulf Coast, consists of the following four natural gas pipeline systems:

     o    our Kinder Morgan Texas Pipeline;

     o    our Kinder Morgan Tejas Pipeline;

     o    our Mier-Monterrey Mexico Pipeline; and

     o    our Kinder Morgan North Texas Pipeline.

     The two largest systems in the group are our Kinder Morgan Texas Pipeline and our Kinder Morgan Tejas Pipeline. These pipelines essentially operate as a single pipeline system, providing customers and suppliers with improved flexibility and reliability. The combined system includes approximately 6,000 miles of intrastate natural gas pipelines with a peak transport and sales capacity of approximately 5.2 billion cubic feet per day of natural gas and approximately 120 billion cubic feet of on system contracted natural gas storage capacity. In addition, the system, through owned assets and contractual arrangements with third parties, has the capability to process 915 million cubic feet per day of natural gas for liquids extraction and to treat approximately

250 million cubic feet per day of natural gas for carbon dioxide removal.

     Collectively, the system primarily serves the Texas Gulf Coast,

transporting, processing and treating gas from multiple onshore and offshore supply sources to serve the Houston/Beaumont/Port Arthur, Texas industrial markets, as well as local gas distribution utilities, electric utilities and merchant power generation markets. It serves as a buyer and seller of natural gas, as well as a transporter of natural gas. The purchases and sales of natural gas are primarily priced with reference to market prices in the consuming region of its system. The difference between the purchase and sale prices is the rough equivalent of a transportation fee and fuel costs.

     Included in the operations of our Kinder Morgan Tejas system is our Kinder

Morgan Border Pipeline system. Kinder Morgan Border owns and operates an approximately 97-mile, 24-inch diameter pipeline that extends from a point of interconnection with the pipeline facilities of Pemex Gas Y Petroquimica Basica at the International Border between the United States and Mexico, to a point of interconnection with other intrastate pipeline facilities of Kinder


Morgan Tejas located at King Ranch, Kleburg County, Texas. The 97-mile pipeline,

referred to as the import/export facility, is capable of importing Mexican gas into the United States, and exporting domestic gas to Mexico. The imported

Mexican gas is received from, and the exported domestic gas is delivered to,

Pemex. The capacity of the import/export facility is approximately 300 million cubic feet of natural gas per day.

     Our Mier-Monterrey Pipeline consists of a 95-mile, 30-inch diameter natural gas pipeline that stretches from south Texas to Monterrey, Mexico and can transport up to 375 million cubic feet per day. The pipeline connects to a

1,000-megawatt power plant complex and to the PEMEX natural gas transportation system. We have entered into a long-term contract (expiring in 2018) with Pemex,

which has subscribed for all of the pipeline's capacity.

     Our North Texas Pipeline consists of an 86-mile, 30-inch diameter pipeline that transports natural gas from an interconnect with KMI's Natural Gas Pipeline

Company of America in Lamar County, Texas to a 1,750-megawatt electric generating facility located in Forney, Texas, 15 miles east of Dallas, Texas. It has the capacity to transport 325 million cubic feet per day of natural gas and is fully subscribed under a long-term contract that expires in 2032. In 2006,

the existing system was enhanced to be bi-directional, so that deliveries of additional supply coming out of the Barnett Shale area can be delivered into

NGPL's pipeline as well as power plants in the area.

     We also own and operate various gathering systems in South and East Texas.

These systems aggregate natural gas supplies into our main transmission pipelines, and in certain cases, aggregate natural gas that must be processed or treated at its own or third-party facilities. We own two processing plants: our

Texas City Plant in Galveston County, Texas and our Galveston Bay Plant in

Chambers County, Texas, which is currently idle. Combined, these plants can process 115 million cubic feet per day of natural gas for liquids extraction. In addition, we have contractual rights to process approximately 800 million cubic feet per day of natural gas at various third-party owned facilities. We also own and operate three natural gas treating plants that offer carbon dioxide and/or hydrogen sulfide removal. We can treat up to 155 million cubic feet per day of natural gas for carbon dioxide removal at our Fandango Complex in Zapata County,

Texas, 50 million cubic feet per day of natural gas at our Indian Rock Plant in

Upshur County, Texas and approximately 45 million cubic feet per day of natural gas at our Thompsonville Facility located in Jim Hogg County, Texas.

     Our North Dayton natural gas storage facility, located in Liberty County,

Texas, has two existing storage caverns providing approximately 6.3 billion cubic feet of total capacity, consisting of 4.2 billion cubic feet of working capacity and 2.1 billion cubic feet of pad gas. We have entered into a long-term storage capacity and transportation agreement with Texas Genco covering two billion cubic feet of natural gas working capacity that expires in March 2017.

In June 2006, we announced an expansion project that will significantly increase natural gas storage capacity at our North Dayton facility. The project is expected to cost between $76 million and $82 million and involves the development of a new underground storage cavern that will add an estimated 5.5 billion cubic feet of incremental working natural gas storage capacity. The additional capacity is expected to be available in mid-2009.

     We also own the West Clear Lake natural gas storage facility located in

Harris County, Texas. Under a long term contract, Coral Energy Resources, L.P.

operates the facility and controls the 96 billion cubic feet of natural gas working capacity, and we provide transportation service into and out of the facility.

     Additionally, we lease a salt dome storage facility located near Markham,

Texas according to the provisions of an operating lease that expires in March

2013. We can, at our sole option, extend the term of this lease for two additional ten-year periods. The facility currently consists of three salt dome caverns with approximately 10.0 billion cubic feet of working natural gas capacity and up to 750 million cubic feet per day of peak deliverability. A fourth cavern, with an additional 7.0 billion cubic feet of working natural gas capacity, is expected to be in service the second quarter of 2007. We also lease two salt dome caverns, known as the Stratton Ridge Facilities, from BP America

Production Company in Brazoria County, Texas. The Stratton Ridge Facilities have a combined working natural gas capacity of 1.4 billion cubic feet and a peak day deliverability of 100 million cubic feet per day. A lease with Dow Hydrocarbon &

Resources, Inc. for a salt dome cavern containing approximately 5.0 billion cubic feet of working capacity expires during the third quarter of 2007, and we do not expect to extend the lease.

     Markets. Texas is one of the largest natural gas consuming states in the country. The natural gas demand profile in our Texas intrastate pipeline group's market area is primarily composed of industrial (including on-site cogeneration facilities), merchant and utility power and to a lesser extent local natural gas distribution consumption.


The industrial demand is primarily year-round load. Merchant and utility power demand peaks in the summer months and is complemented by local natural gas distribution demand that peaks in the winter months. As new merchant gas fired generation has come online and displaced traditional utility generation, we have successfully attached many of these new generation facilities to our pipeline systems in order to maintain and grow our share of natural gas supply for power generation. Additionally, in 2007, we have increased our capability and commitment to serve the growing local natural gas distribution market in the greater Houston metropolitan area.

     We serve the Mexico market through interconnection with the facilities of

Pemex at the United States-Mexico border near Arguellas, Mexico and Monterrey,

Mexico. In 2006, deliveries through the existing interconnection near Arguellas fluctuated from zero to approximately 218 million cubic feet per day of natural gas, and there were several days of exports to the United States which ranged up to 202 million cubic feet per day. Deliveries to Monterrey also generally ranged from zero to 322 million cubic feet per day. We primarily provide transport service to these markets on a fee for service basis, including a significant demand component, which is paid regardless of actual throughput. Revenues earned from our activities in Mexico are paid in U.S. dollar equivalent.

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

     Kinder Morgan Interstate Gas Transmission LLC

     Kinder Morgan Interstate Gas Transmission LLC, referred to in this report as KMIGT, along with our Trailblazer Pipeline Company, our TransColorado Gas

Transmission Company, and our current 51% ownership interest in the Rockies

Express Pipeline (all discussed following) comprise our four Rocky Mountain interstate natural gas pipeline systems.

     KMIGT owns approximately 5,100 miles of transmission lines in Wyoming,

Colorado, Kansas, Missouri and Nebraska. The pipeline system is powered by 28 transmission and storage compressor stations with approximately 160,000 horsepower. KMIGT also owns the Huntsman natural gas storage facility, located in Cheyenne County, Nebraska, and which has approximately 10 billion cubic feet of firm capacity commitments and provides for withdrawal of up to 169 million cubic feet of natural gas per day.

     Under transportation agreements and FERC tariff provisions, KMIGT offers its customers firm and interruptible transportation and storage services,

including no-notice park and loan services. For these services, KMIGT charges rates which include the retention of fuel and gas lost and unaccounted for in-kind. Under KMIGT's tariffs, firm transportation and storage customers pay reservation fees each month plus a commodity charge based on the actual transported or stored volumes. In contrast, interruptible transportation and storage customers pay a commodity charge based upon actual transported and/or stored volumes. Under the no-notice service, customers pay a fee for the right to use a combination of firm storage and firm transportation to effect deliveries of natural gas up to a specified volume without making specific nominations. KMIGT also has the authority to make gas purchases and sales, as needed for system operations, pursuant to its currently effective FERC gas tariff.

     KMIGT also offers its Cheyenne Market Center service, which provides nominated storage and transportation service between its Huntsman storage field and multiple interconnecting pipelines at the Cheyenne Hub, located in Weld

County, Colorado. This service is fully subscribed through May 2014.

     Markets. Markets served by KMIGT provide a stable customer base with expansion opportunities due to the system's access to growing Rocky Mountain supply sources. Markets served by KMIGT are comprised mainly of


local natural gas distribution companies and interconnecting interstate pipelines in the mid-continent area. End-users of the local natural gas distribution companies typically include residential, commercial, industrial and agricultural customers. The pipelines interconnecting with KMIGT in turn deliver gas into multiple markets including some of the largest population centers in the Midwest. Natural gas demand to power pumps for crop irrigation during the summer from time-to-time exceeds heating season demand and provides KMIGT relatively consistent volumes throughout the year. In addition, KMIGT has seen a significant increase in demand from ethanol producers, and is actively seeking ways to meet the demands from the ethanol producing community.

     Supply. Approximately 5%, by volume, of KMIGT's firm contracts expire within one year and 61% expire within one to five years. Over 99% of the system's total firm transport capacity is currently subscribed, and our affiliates are responsible for approximately 30% of the total contracted firm transportation and storage capacity on KMIGT's system. The majority of this affiliated business is dedicated to KMI's U.S. retail natural gas distribution operations, and in August 2006, KMI entered into a definitive agreement with a subsidiary of General Electric Company to sell KMI's U.S. retail natural gas distribution and related operations. Pending regulatory approvals, KMI expects this transaction to close by the end of the first quarter of 2007.

     Competition. KMIGT competes with other interstate and intrastate gas pipelines transporting gas from the supply sources in the Rocky Mountain and

Hugoton Basins to mid-continent pipelines and market centers.

     Trailblazer Pipeline Company

     Our Trailblazer Pipeline Company owns a 436-mile natural gas pipeline system that originates at an interconnection with Wyoming Interstate Company

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

Uinta County, Wyoming with Canyon Creek Compression Company, a 22,000 horsepower compressor station located at the tailgate of BP's processing plant in the

Whitney Canyon Area in Wyoming (Canyon Creek's facilities are the first segment). Canyon Creek receives gas from the BP processing plant and provides transportation and compression of gas for delivery to Overthrust Pipeline

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

Weld County, Colorado.

     Trailblazer provides transportation services to third-party natural gas producers, marketers, local distribution companies and other shippers. Pursuant to transportation agreements and FERC tariff provisions, Trailblazer offers its customers firm and interruptible transportation. Under Trailblazer's tariffs,

firm transportation customers pay reservation charges each month plus a commodity charge based on actual volumes transported. Interruptible transportation customers pay a commodity charge based upon actual volumes transported.

     Markets. Significant growth in Rocky Mountain natural gas supplies has prompted a need for additional pipeline transportation service. Trailblazer has a certificated capacity of 846 million cubic feet per day of natural gas.

     Supply. As of December 31, 2006, approximately 16% of Trailblazer's firm contracts, by volume, expire before one year and 19%, by volume, expire within one to five years. Affiliated entities hold less than 1% of the total firm transportation capacity. All of the system's firm transport capacity is currently subscribed.

     Competition. The main competition that Trailblazer currently faces is that the gas supply in the Rocky Mountain area either stays in the area or is moved west and therefore is not transported on Trailblazer's pipeline. In addition, El

Paso's Cheyenne Plains Pipeline can transport approximately 730 million cubic feet per day of natural gas from Weld County, Colorado to Greensburg, Kansas and competes with Trailblazer for natural gas pipeline transportation


demand from the Rocky Mountain area. Additional competition could come from proposed pipeline projects such as the Rockies Express Pipeline. No assurance can be given that additional competing pipelines will not be developed in the future.

     TransColorado Gas Transmission Company

     Our TransColorado Gas Transmission Company owns a 300-mile interstate natural gas pipeline that extends from approximately 20 miles southwest of

Meeker, Colorado to Bloomfield, New Mexico. It has multiple points of interconnection with various interstate and intrastate pipelines, gathering systems, and local distribution companies. The pipeline system is powered by six compressor stations having an aggregate of approximately 30,000 horsepower. KMI manages, maintains and operates TransColorado, for which it is reimbursed at cost.

     TransColorado has the ability to flow gas south or north. TransColorado receives gas from one coal seam natural gas treating plant located in the San

Juan Basin of Colorado and from pipeline, processing plant and gathering system interconnections within the Paradox and Piceance Basins of western Colorado. Gas flowing south through the pipeline moves onto the El Paso, Transwestern and

Questar Southern Trail pipeline systems. Gas moving north flows into the

Colorado Interstate, Wyoming Interstate and Questar Pipeline systems at the

Greasewood Hub and the Rockies Express Pipeline at the Meeker Hub. TransColorado

provides transportation services to third-party natural gas producers,

marketers, gathering companies, local distribution companies and other shippers.

     Pursuant to transportation agreements and FERC tariff provisions,

TransColorado offers its customers firm and interruptible transportation and interruptible park and loan services. For these services, TransColorado charges rates which include the retention of fuel and gas lost and unaccounted for in-kind. Under TransColorado's tariffs, firm transportation customers pay reservation charges each month plus a commodity charge based on actual volumes transported. Interruptible transportation customers pay a commodity charge based upon actual volumes transported. The underlying reservation and commodity charges are assessed pursuant to a maximum recourse rate structure, which does not vary based on the distance gas is transported. TransColorado has the authority to negotiate rates with customers if it has first offered service to those customers under its reservation and commodity charge rate structure.

     On June 23, 2006, in FERC Docket No. CP06-401-000, TransColorado filed an application for authorization to construct and operate certain facilities comprising its Blanco-Meeker Expansion Project. Upon approval, this project will facilitate additional market access to Rocky Mountain gas production by transporting up to 250 million cubic feet per day of natural gas from the Blanco

Hub area in San Juan County, New Mexico through TransColorado's existing facilities for deliveries to the Rockies Express Pipeline at an existing point of interconnection located at the Meeker Hub in Rio Blanco County, Colorado. A prearranged shipper has executed a binding precedent agreement for all capacity on the project. The total expansion project is expected to cost approximately

$58 million.

     Markets. TransColorado acts principally as a feeder pipeline system from the developing natural gas supply basins on the Western Slope of Colorado into the interstate natural gas pipelines that lead away from the Blanco Hub area of

New Mexico and the interstate natural gas pipelines that lead away eastward from northwestern Colorado and southwestern Wyoming. TransColorado is the largest transporter of natural gas from the Western Slope supply basins of Colorado and provides a competitively attractive outlet for that developing natural gas resource. In 2006, TransColorado transported an average of approximately 869 million cubic feet per day of natural gas from these supply basins, an increase of 30% over the previous year. The increase in transportation deliveries was partially due to the completion of TransColorado's north system expansion project, which was placed in-service on January 1, 2006. The expansion provided for up to 300 million cubic feet per day of additional northbound transportation capacity, and was supported by a long-term contract with Williams Companies,

Inc. that runs through 2015, with an option for a five-year extension.

     Supply. During 2006, 83% of TransColorado's transport business was with producers or their own marketing affiliates, 15% was with gathering companies,

and the remaining 2% was with various gas marketers. Approximately 70% of

TransColorado's transport business in 2006 was conducted with its two largest customers. All of TransColorado's southbound pipeline capacity is committed under firm transportation contracts that extend at least through year-end 2007.

TransColorado's pipeline capacity is 93% subscribed during 2007 through 2011 and


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

States marketplace.

     Historically, the competition faced by TransColorado with respect to its natural gas transportation services has generally been based upon the price differential between the San Juan and Rocky Mountain basins. Competing pipelines servicing these producing basins have had the effect of reducing that price differential; however, given the increased number of direct connections to production facilities in the Piceance and Paradox basins and the gas supply development in each of those basins, we believe that TransColorado's transport business will be less susceptible to changes in the price differential in the future.

     Rockies Express Pipeline

     We operate and currently own 51% of the 1,662-mile Rockies Express Pipeline system, which when fully completed, will be one of the largest natural gas pipelines ever constructed in North America. The approximately $4.4 billion project will have the capability to transport 1.8 billion cubic feet per day of natural gas, and binding firm commitments have been secured for virtually all of the pipeline capacity. The pipeline is owned by Rockies Express Pipeline LLC, a wholly-owned subsidiary of West2East Pipeline LLC, and as of December 31, 2006,

we owned 51%, Sempra Energy held a 25% ownership interest and ConocoPhillips owned the remaining 24% ownership interest. When construction of the entire project is completed, our ownership interest will be reduced to 50% and the capital accounts of West2East Pipeline LLC will be trued up to reflect our 50%

economics in the project. We do not anticipate any additional changes in the ownership structure of the project.

     The first part of the Rockies Express Pipeline is referred to in this report as Rockies Express-Entrega, and consists of a 327-mile section that runs from the Meeker Hub in northwest Colorado, across southern Wyoming to the

Cheyenne Hub in Weld County, Colorado. The first 136-miles of 36-inch diameter pipeline from the Meeker Hub to the Wamsutter Hub in Sweetwater County, Wyoming,

provided interim service in 2006 during the construction and completion of the second pipeline segment, a 191-mile, 42-inch diameter line extending from the

Wamsutter Hub to the Cheyenne Hub. The completed construction of the second segment from the Wamsutter Hub to the Cheyenne Hub on February 14, 2007,

signified the completion of phase one of the total Rockies Express-Entrega project.

     On May 31, 2006, Rockies Express Pipeline LLC filed an application with the

FERC for authorization to construct and operate certain facilities comprising its proposed Rockies Express-West project. This project is the first planned segment extension of Rockies Express-Entrega, described above. The Rockies

Express-West project will be comprised of approximately 713 miles of 42-inch diameter pipeline extending from the Cheyenne Hub to an interconnection with

Panhandle Eastern Pipe Line located in Audrain County, Missouri. The segment extension proposes to transport approximately 1.5 billion cubic feet per day of natural gas across the following five states: Wyoming, Colorado, Nebraska,

Kansas and Missouri. The project will also include certain improvements to existing Rockies Express facilities located to the west of the Cheyenne Hub. On

September 21, 2006, the FERC made a preliminary determination that the issuance of a certificate to Rockies Express under the provisions of the Natural Gas Act to construct and operate the Rockies Express-West Project, and enter into a lease with Questar Overthrust Pipeline Company, would on the basis of all non-environmental issues be required by the public convenience and necessity. On

December 27, 2006, Rockies Express and TransColorado filed their joint responses to the FERC's Draft Environmental Impact Statement. Rockies Express expects to receive final FERC approval in March 2007, and plans to begin construction in

May 2007, with a targeted in-service date of January 1, 2008.


     The final segment of the Rockies Express Pipeline, referred to as Rockies

Express-East, consists of an approximate 635-mile pipeline segment that will extend from eastern Missouri to the Clarington Hub in eastern Ohio. Rockies

Express will file a separate application in the future for this proposed Rockies

Express-East project. In June 2006, we made the National Environmental Policy

Act pre-filing for Rockies Express-East with the FERC. From September 11-15,

2006, the FERC hosted nine scoping meetings for the preparation of an

Environmental Impact Statement along the proposed route. Rockies Express-East is expected to begin interim service as early as December 31, 2008, and to be fully completed by June 2009.

     Kinder Morgan Louisiana Pipeline

     In September 2006, we filed an application with the FERC requesting approval to construct and operate our Kinder Morgan Louisiana Pipeline. The natural gas pipeline project is expected to cost approximately $500 million and will provide approximately 3.2 billion cubic feet per day of take-away natural gas capacity from the Cheniere Sabine Pass liquefied natural gas terminal located in Cameron Parish, Louisiana. The project is supported by fully subscribed capacity and long-term customer commitments with Chevron and Total,

and in exchange for shipper commitments to the project, we have granted options to acquire equity in the project, which, if fully exercised, could result in us owning a minimum interest of 80% after the project is completed.

     The Kinder Morgan Louisiana Pipeline will consist of two segments:

     o    a 132-mile, 42-inch diameter pipeline with firm capacity of approximately 2.0 billion cubic feet per day of natural gas that will extend from the Sabine Pass terminal to a point of interconnection with an existing Columbia Gulf Transmission line in Evangeline Parish,

          Louisiana (an offshoot will consist of approximately 2.3 miles of

          24-inch diameter pipeline with firm peak day capacity of approximately

          300 million cubic feet per day extending away from the 42-inch diameter line to the existing Florida Gas Transmission Company compressor station in Acadia Parish, Louisiana). This segment is expected to be in service in the second quarter of 2009; and

     o    a 1-mile, 36-inch diameter pipeline with firm capacity of

          approximately 1.2 billion cubic feet per day that will extend from the

          Sabine Pass terminal and connect to KMI's Natural Gas Pipeline Company of America's natural gas pipeline. This portion of the project is expected to be in service in the third quarter of 2008.

     We have designed and will construct the Kinder Morgan Louisiana Pipeline in a manner that will minimize environmental impacts, and where possible, existing pipeline corridors will be used to minimize impacts to communities and to the environment. As of December 31, 2006, there were no major pipeline re-routes as a result of any landowner requests. We are currently finalizing pipeline interconnect agreements, preparing detailed designs of the facilities, attending

FERC inter-agency meetings and acquiring pipeline right-of-way.

     Casper and Douglas Natural Gas Gathering and Processing Systems

     We own and operate our Casper, Wyoming natural gas processing plant, which is a lean oil absorption facility with full fractionation and has capacity to process up to 70 million cubic feet per day of natural gas depending on raw gas quality. The inlet composition of gas entering our Casper plant averages approximately 1.5 gallons per thousand cubic feet of propane and heavier natural gas liquids, reflecting the relatively lean gas gathered and delivered to our

Casper plant.

     We also own and operate our Douglas natural gas processing facility,

located in Douglas, Wyoming. The Douglas plant is capable of processing approximately 115 million cubic feet of natural gas per day. The plant is a cryogenic facility which recovers the full range of natural gas liquids from ethane through natural gasoline. The plant also has a stabilizer capable of capturing heavy end natural gas liquids for sale into local markets at a premium price. Residue gas is delivered from the plant into KMIGT and recovered liquids are injected in ConocoPhillips Petroleum's natural gas liquids pipeline for transport to Borger, Texas.

     Effective April 1, 2006, we sold our Wyoming natural gas gathering system and our Painter Unit fractionation facility to a third party for approximately

$42.5 million in cash. For more information on this sale, see Note 3 to our consolidated financial statements included elsewhere in this report.


     Markets. Casper and Douglas are processing plants servicing gas streams flowing into KMIGT. Natural gas liquids processed by our Casper plant are sold into local markets consisting primarily of retail propane dealers, oil refiners,

and ethanol production facilities. Natural gas liquids processed by our Douglas plant are sold to ConocoPhillips via their Powder River natural gas liquids pipeline for either ultimate consumption at the Borger refinery or for further disposition to the natural gas liquids trading hubs located in Conway, Kansas and Mont Belvieu, Texas.

     Competition. Other regional facilities in the Greater Powder River Basin include the Hilight plant (80 million cubic feet per day) owned and operated by

Anadarko, the Sage Creek plant (50 million cubic feet per day) owned and operated by Merit Energy, and the Rawlins plant (50 million cubic feet per day)

owned and operated by El Paso. Casper and Douglas, however, are the only plants which provide straddle processing of natural gas flowing into KMIGT.

     Red Cedar Gathering Company

     We own a 49% equity interest in the Red Cedar Gathering Company, a joint venture organized in August 1994 and referred to in this report as Red Cedar.

The remaining 51% interest in Red Cedar is owned by the Southern Ute Indian

Tribe. Red Cedar owns and operates natural gas gathering, compression and treating facilities in the Ignacio Blanco Field in La Plata County, Colorado.

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

     Red Cedar also owns Coyote Gas Treating, LLC, referred to in this report as

Coyote Gulch. Previously, we owned a 50% equity interest in Coyote Gulch and

Enterprise Field Services LLC owned the remaining 50%. Effective March 1, 2006,

the Southern Ute Indian Tribe acquired Enterprise's 50% interest in Coyote

Gulch. We and the Tribe agreed to a resolution that would transfer all of the members' equity in Coyote Gulch to the members' equity of Red Cedar, and effective September 1, 2006, Coyote Gulch was a wholly owned subsidiary of Red

Cedar.

     The sole asset owned by Coyote Gulch is a 250 million cubic feet per day natural gas treating facility located in La Plata County, Colorado. The inlet gas stream treated by Coyote Gulch contains an average carbon dioxide content of between 12% and 13%. The plant treats the gas down to a carbon dioxide concentration of 2% in order to meet interstate natural gas pipeline quality specifications, and then compresses the natural gas into the TransColorado Gas

Transmission pipeline for transport to the Blanco, New Mexico-San Juan Basin

Hub.

     Red Cedar's gas gathering system currently consists of over 1,100 miles of gathering pipeline connecting more than 920 producing wells, 85,000 horsepower of compression at 24 field compressor stations and two carbon dioxide treating plants. A majority of the natural gas on the system moves through 8-inch to

16-inch diameter pipe. The capacity and throughput of the Red Cedar system as currently configured is approximately 750 million cubic feet per day of natural gas.

     Thunder Creek Gas Services, LLC

     We own a 25% equity interest in Thunder Creek Gas Services, LLC, referred to in this report as Thunder Creek. Devon Energy owns the remaining 75%. Thunder

Creek provides gathering, compression and treating services to a number of coal seam gas producers in the Powder River Basin of Wyoming. Throughput volumes include both coal seam and conventional plant residue gas. Thunder Creek is independently operated from offices located in Denver, Colorado with field offices in Glenrock and Gillette, Wyoming.

     Thunder Creek's operations are a combination of mainline and low pressure gathering assets. The mainline assets include 125 miles of 24-inch diameter mainline pipeline, 230 miles of 4-inch to 12-inch diameter high and low pressure laterals, 24,265 horsepower of mainline compression and carbon dioxide removal facilities consisting of a 240 million cubic feet per day carbon dioxide treating plant complete with dehydration. The mainline assets receive gas from

52 receipt points and can deliver treated gas to seven delivery points including

Colorado Interstate


Gas, Wyoming Interstate Gas Company, KMIGT and three power plants. The low pressure gathering assets include five systems consisting of 194 miles of 4-inch to 14-inch diameter gathering pipeline and 35,400 horsepower of field compression. Gas is gathered from 101 receipt points and delivered to the mainline at seven primary locations.

CO2

Our CO2 segment consists of Kinder Morgan CO2 Company, L.P. and its consolidated affiliates, referred to in this report as KMCO2. Carbon dioxide is used in enhanced oil recovery projects as a flooding medium for recovering crude oil from mature oil fields. Our carbon dioxide pipelines and related assets allow us to market a complete package of carbon dioxide supply, transportation and technical expertise to the customer. Together, our CO2 business segment produces, transports and markets carbon dioxide for use in enhanced oil recovery operations. We also hold ownership interests in several oil-producing fields and own a 450-mile crude oil pipeline, all located in the Permian Basin region of

West Texas.

     Carbon Dioxide Reserves

     We own approximately 45% of, and operate, the McElmo Dome unit, which contains more than nine trillion cubic feet of recoverable carbon dioxide.

Deliverability and compression capacity exceeds one billion cubic feet per day.

The McElmo Dome unit is located in Montezuma County, Colorado and produces from the Leadville formation at approximately 8,000 feet with 54 wells that combined,

produced an average of 973 million cubic feet per day in 2006. We also own approximately 11% of the Bravo Dome unit, which contains reserves of approximately two trillion cubic feet of recoverable carbon dioxide. Located in the northeast quadrant of New Mexico, the Bravo Dome unit produces approximately

290 million cubic feet per day, with production coming from more than 350 wells in the Tubb Sandstone at 2,300 feet.

     We also own approximately 88% of the Doe Canyon Deep unit, which contains more than 1.5 trillion cubic feet of carbon dioxide. We are currently installing facilities and six wells to produce an average of 100 million cubic feet per day of carbon dioxide beginning in January 2008. The Doe Canyon Deep unit is located in Delores County, Colorado, and it will produce from the Leadville formation at approximately 8,800 feet.

     Markets. Our principal market for carbon dioxide is for injection into mature oil fields in the Permian Basin, where industry demand is expected to grow modestly for the next several years. We are exploring additional potential markets, including enhanced oil recovery targets in California, Wyoming, the

Gulf Coast, Mexico, and Canada, and coal bed methane production in the San Juan

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

     Carbon Dioxide Pipelines

     As a result of our 50% ownership interest in Cortez Pipeline Company, we own a 50% equity interest in and operate the approximate 500-mile, 30-inch diameter Cortez pipeline. The pipeline carries carbon dioxide from the McElmo

Dome source reservoir in Cortez, Colorado to the Denver City, Texas hub. The

Cortez pipeline currently transports nearly one billion cubic feet of carbon dioxide per day, including approximately 99% of the carbon dioxide transported downstream on our Central Basin pipeline and our Centerline pipeline.

     Our Central Basin pipeline consists of approximately 143 miles of 16-inch to 26-inch diameter pipe and 177 miles of 4-inch to 12-inch lateral supply lines located in the Permian Basin between Denver City, Texas and McCamey, Texas with a throughput capacity of 600 million cubic feet per day. At its origination point in Denver City, our Central Basin pipeline interconnects with all three major carbon dioxide supply pipelines from Colorado and New Mexico, namely the

Cortez pipeline (operated by KMCO2) and the Bravo and Sheep Mountain pipelines

(operated by Occidental and Trinity CO2, respectively). Central Basin's mainline terminates near McCamey where


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

     In addition, we own approximately 98% of the Canyon Reef Carriers pipeline and approximately 69% of the Pecos pipeline. The Canyon Reef Carriers pipeline extends 139 miles from McCamey, Texas, to the SACROC unit. The pipeline has a

16-inch diameter, a capacity of approximately 290 million cubic feet per day and makes deliveries to the SACROC, Sharon Ridge, Cogdell and Reinecke units. The

Pecos pipeline is a 25-mile, 8-inch diameter pipeline that runs from McCamey to

Iraan, Texas. It has a capacity of approximately 120 million cubic feet per day of carbon dioxide and makes deliveries to the Yates unit. The tariffs charged on the Canyon Reef Carriers and Pecos pipelines are not regulated.

     Markets. The principal market for transportation on our carbon dioxide pipelines is to customers, including ourselves, using carbon dioxide for enhanced recovery operations in mature oil fields in the Permian Basin, where industry demand is expected to grow modestly for the next several years.

     Competition. Our ownership interests in the Central Basin, Cortez and Bravo pipelines are in direct competition with other carbon dioxide pipelines. We also compete with other interest owners in McElmo Dome and Bravo Dome for transportation of carbon dioxide to the Denver City, Texas market area.

     Oil Reserves

     KMCO2 also holds ownership interests in oil-producing fields, including an approximate 97% working interest in the SACROC unit, an approximate 50% working interest in the Yates unit, a 21% net profits interest in the H.T. Boyd unit, an approximate 65% working interest in the Claytonville unit, an approximate 95%

working interest in the Katz CB Long unit, an approximate 64% working interest in the Katz SW River unit, a 100% working interest in the Katz East River unit,

and lesser interests in the Sharon Ridge unit, the Reinecke unit and the

MidCross unit, all of which are located in the Permian Basin of West Texas.

     The SACROC unit is one of the largest and oldest oil fields in the United

States using carbon dioxide flooding technology. The field is comprised of approximately 56,000 acres located in the Permian Basin in Scurry County, Texas.

SACROC was discovered in 1948 and has produced over 1.29 billion barrels of oil since inception. It is estimated that SACROC originally held approximately 2.7 billion barrels of oil. We have expanded the development of the carbon dioxide project initiated by the previous owners and increased production over the last several years. The Yates unit is also one of the largest oil fields ever discovered in the United States. It is estimated that it originally held more than five billion barrels of oil, of which about 28% has been produced. The field, discovered in 1926, is comprised of approximately 26,000 acres located about 90 miles south of Midland, Texas.

     As of December 2006, the SACROC unit had 355 producing wells, and the purchased carbon dioxide injection rate was 247 million cubic feet per day, down from an average of 258 million cubic feet per day as of December 2005. The average oil production rate for 2006 was approximately 30,800 barrels of oil per day, down from an

average of approximately 32,400 barrels of oil per day during 2005. The average natural gas liquids production rate (net of the processing plant share) for 2006 was approximately 5,700 barrels per day, down from an average of approximately

6,000 barrels per day during 2005.

     Our plan has been to increase the production rate and ultimate oil recovery from Yates by combining horizontal drilling with carbon dioxide injection to ensure a relatively steady production profile over the next several years.


We are implementing our plan and as of December 2006, the Yates unit was producing about 27,000 barrels of oil per day. As of December 2005, the Yates unit was producing approximately 24,000 barrels of oil per day. Unlike our operations at SACROC, where we use carbon dioxide and water to drive oil to the producing wells, we are using carbon dioxide injection to replace nitrogen injection at Yates in order to enhance the gravity drainage process, as well as to maintain reservoir pressure. The differences in geology and reservoir mechanics between the two fields mean that substantially less capital will be needed to develop the reserves at Yates than is required at SACROC.

     We also operate and own an approximate 64.5% gross working interest in the

Claytonville oil field unit located in Fisher County, Texas. The Claytonville unit is located nearly 30 miles east of the SACROC unit in the Permian Basin of

West Texas and is currently producing approximately 200 barrels of oil per day.

We are presently evaluating operating and subsurface technical data from the

Claytonville unit to further assess redevelopment opportunities including carbon dioxide flood operations.

     On April 5, 2006, we purchased various oil and gas properties from Journey

Acquisition - I, L.P. and Journey 2000, L.P. for an aggregate consideration of approximately $63.9 million, consisting of $60.3 million in cash and $3.6 million in assumed liabilities. The acquisition was effective March 1, 2006.

However, since our acquisition, we divested certain acquired properties that were not considered candidates for carbon dioxide enhanced oil recovery, and we received proceeds of approximately $27.1 million from the sale of these properties. The retained properties, referred to in this report as the Katz field, are the Katz CB Long unit, the Katz Southwest River unit and Katz East

River unit. The Katz field is primarily located in the Permian Basin area of

West Texas and New Mexico and, as of December 2006, was producing approximately

430 barrels of oil equivalent per day. We are presently evaluating operating and subsurface technical data to further assess redevelopment opportunities for the

Katz field including the potential for carbon dioxide flood operations.

     Oil Acreage and Wells

     The following table sets forth productive wells, service wells and drilling wells in the oil and gas fields in which we own interests as of December 31,

2006. When used with respect to acres or wells, gross refers to the total acres or wells in which we have a working interest; net refers to gross acres or wells multiplied, in each case, by the percentage working interest owned by us:




                     Productive Wells (a)     Service Wells (b)       Drilling Wells (c)

                    ----------------------   -------------------     --------------------

                      Gross          Net       Gross       Net         Gross        Net

                    ---------      -------   ---------   -------     ---------    -------


Crude Oil..........   2,604         1,590      1,078       766            2           2

Natural Gas........       8             4         28        14            -           -

                    ---------      -------   --------    -------     ---------    -------

  Total Wells......   2,612         1,594      1,106       780            2           2

                    =========      =======   ========    =======     =========    =======



(a)  Includes active wells and wells temporarily shut-in. As of December 31,

     2006, we did not operate any gross wells with multiple completions.

(b)  Consists of injection, water supply, disposal wells and service wells temporarily shut-in. A disposal well is used for disposal of saltwater into an underground formation; a service well is a well drilled in a known oil field in order to inject liquids that enhance recovery or dispose of salt water.

(c)  Consists of development wells in the process of being drilled as of

     December 31, 2006. A development well is a well drilled in an already discovered oil field.

     The oil and gas producing fields in which we own interests are located in the Permian Basin area of West Texas and New Mexico. The following table reflects our net productive and dry wells that were completed in each of the three years ended December 31, 2006, 2005 and 2004:

                                    2006    2005    2004

                                   ------  ------  ------

        Productive

          Development..........       37      42     31

          Exploratory..........        -       -      -

        Dry

          Development..........        -       -      -

          Exploratory..........        -       -      -

                                   ------  ------  ------

        Total Wells............       37      42     31

                                   ======  ======  ======

--------


Notes: The above table includes wells that were completed during each year regardless of the year in which drilling was initiated, and does not include any wells where drilling operations were not completed as of the end of the applicable year. Development wells include wells drilled in the proved area of an oil or gas resevoir.

     The following table reflects the developed and undeveloped oil and gas acreage that we held as of December 31, 2006:

                                   Gross        Net

                                 --------    ---------

        Developed Acres........   72,435       67,709

        Undeveloped Acres......    8,788        8,131

                                 --------    ---------

            Total..............   81,223       75,840

                                 ========    =========

     Operating Statistics

     Operating statistics from our oil and gas producing activities for each of the years 2006, 2005 and 2004 are shown in the following table:

                 Results of Operations for Oil and Gas Producing

                       Activities - Unit Prices and Costs




                                                                          Year Ended December 31,

                                                                     --------------------------------

                                                                       2006        2005         2004

                                                                     --------    --------     -------

     Consolidated Companies(a)


      Production costs per barrel of oil equivalent(b)(c)(d).......  $ 13.30     $ 10.00      $  9.71

                                                                     =======     =======      =======

      Crude oil production (MBbl/d)................................    37.8        37.9         32.5

                                                                     =======     =======      =======

      Natural gas liquids production (MBbl/d)(d)...................     5.0         5.3          3.7

      Natural gas liquids production from gas plants(MBbl/d)(e)         3.9         4.1          4.0

                                                                     -------     -------      -------

       Total natural gas liquids production(MBbl/d)................     8.9         9.4          7.7

                                                                     =======     =======      =======

      Natural gas production (MMcf/d)(d)(f)........................     1.3         3.7          4.4

      Natural gas production from gas plants(MMcf/d)(e)(f).........     0.3         3.1          3.9

                                                                     -------     -------      -------

       Total natural gas production(MMcf/d)(f).....................     1.6         6.8          8.3

                                                                     =======     =======      =======

      Average sales prices including hedge gains/losses:

       Crude oil price per Bbl(g)..................................  $ 31.42     $ 27.36      $ 25.72

                                                                     =======     =======      =======

       Natural gas liquids price per Bbl(g)........................  $ 43.52     $ 38.79      $ 31.37

                                                                     =======     =======      =======

       Natural gas price per Mcf(h)................................  $  6.36     $  5.84      $  5.27

                                                                     =======     =======      =======

       Total natural gas liquids price per Bbl(e)..................  $ 43.90     $ 38.98      $ 31.33

                                                                     =======     =======      =======

       Total natural gas price per Mcf(e)..........................  $  7.02     $  5.80      $  5.24

                                                                     =======     =======      =======

      Average sales prices excluding hedge gains/losses:

       Crude oil price per Bbl(g)..................................  $ 63.27     $ 54.45      $ 40.91

                                                                     =======     =======      =======

       Natural gas liquids price per Bbl(g)........................  $ 43.52     $ 38.79      $ 31.68

                                                                     =======     =======      =======

       Natural gas price per Mcf(h)................................  $  6.36     $  5.84      $  5.27

                                                                     =======     =======      =======



--------------

(a)  Amounts relate to Kinder Morgan CO2 Company, L.P. and its consolidated

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

(f)  Excludes natural gas production used as fuel.

(g)  Hedge gains/losses for crude oil and natural gas liquids are included with crude oil.

(h)  Natural gas sales were not hedged.


     See Note 20 to our consolidated financial statements included in this report for additional information with respect to our oil and gas producing activities.

     Gas Plant Interests

     We operate and own an approximate 22% working interest plus an additional

26% net profits interest in the Snyder gasoline plant. We also operate and own a

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

Diamond M and the North Snyder plants contract with the Snyder plant to process gas. Production of natural gas liquids at the Snyder gasoline plant as of

December 2006 was approximately 15,000 barrels per day, the same rate of production as of December 2005.

     Crude Oil Pipeline

     We own our Kinder Morgan Wink Pipeline, a 450-mile crude oil pipeline system consisting of three mainline sections, two gathering systems and numerous truck off-loading stations. The entire system is all located within the State of

Texas, and the 20-inch diameter segment that runs from Wink to El Paso has a total capacity of 130,000 barrels of crude oil per day (with the use of a drag reducing agent). The pipeline allows us to better manage crude oil deliveries from our oil field interests in West Texas, and we have entered into a long-term throughput agreement with Western Refining Company, L.P. to transport crude oil into Western's 120,000 barrel per day refinery in El Paso. The 20-inch pipeline segment transported approximately 113,000 barrels of oil per day in 2006. The

Kinder Morgan Wink Pipeline is regulated by both the FERC and the Texas Railroad

Commission.

Terminals

     Our Terminals segment includes the operations of our petroleum, chemical and other liquids terminal facilities (other than those included in our Products

Pipelines segment) as well as all of our coal, petroleum coke, steel and dry-bulk material services, including all transload, engineering, conveying and other in-plant services. Combined, the segment is composed of approximately 94 owned or operated liquids and bulk terminal facilities, and more than 60 rail transloading and materials handling facilities located throughout the United

States. In 2006, the number of customers from whom our Terminals segment received more than $0.1 million of revenue was approximately 550.

     Liquids Terminals

     Our liquids terminals operations primarily store refined petroleum products, petrochemicals, industrial chemicals and vegetable oil products in aboveground storage tanks and transfer products to and from pipelines, tank trucks, tank barges, and tank railcars. Combined, our liquids terminals facilities possess liquids storage capacity of approximately 43.5 million barrels, and in 2006, these terminals handled approximately 555.2 million barrels of petroleum, petrochemical and vegetable oil products. Our major liquids terminals assets are described below.

     Our Houston, Texas terminal complex is located in Pasadena and Galena Park,

Texas, along the Houston Ship Channel. Recognized as a distribution hub for

Houston's refineries situated on or near the Houston Ship Channel,

the Pasadena and Galena Park terminals are the western Gulf Coast refining community's central interchange point. The complex has approximately 19.6 million barrels of capacity and is connected via pipeline to 14 refineries, four petrochemical plants and ten major outbound pipelines. Since our acquisition of the terminal complex in January 2001, we have added more than 3.7 million barrels of new storage capacity as refinery outputs along the Gulf Coast have continued to increase. We have also upgraded our pipeline manifold connection with the Colonial Pipeline system, added pipeline connections to new refineries,

and expanded our truck rack. In addition, the facilities have four ship docks and seven barge docks for inbound and outbound movement of products. The terminals are served by the Union Pacific railroad.

     In September 2006, we announced major expansions at our Pasadena and Galena

Park, Texas terminal facilities. The expansions will provide additional infrastructure to help meet the growing need for refined petroleum products storage capacity along the Gulf Coast. The investment of approximately $195 million includes the construction of


the following: (i) new storage tanks at both our Pasadena and Galena Park terminals; (ii) an additional cross-channel pipeline to increase the connectivity between the two terminals; (iii) a new ship dock at Galena Park;

and (iv) an additional loading bay at our fully automated truck loading rack located at our Pasadena terminal. The expansions are supported by long-term customer commitments and will result in approximately 3.4 million barrels of additional tank storage capacity at the two terminals. Construction began in

October 2006, and all of the projects are expected to be completed by the spring of 2008.

     We own three liquids facilities in the New York Harbor area: one in

Carteret, New Jersey; one in Perth Amboy, New Jersey; and one on Staten Island,

New York. The Carteret facility is located along the Arthur Kill River just south of New York City and has a capacity of approximately 7.5 million barrels of petroleum and petrochemical products, of which 1.1 million barrels have been added since our acquisition of the Carteret terminal in January 2001. Since our acquisition, we also completed the construction of a 16-inch diameter pipeline at Carteret that connects to the Buckeye pipeline system, a major products pipeline serving the East Coast. Our Carteret facility has two ship docks and four barge docks. It is connected to the Colonial, Buckeye, Sun and Harbor pipeline systems, and the CSX and Norfolk Southern railroads service the facility.

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

     In January 2006, we announced the investment of approximately $45 million for the construction of new liquids storage tanks at Perth Amboy. The Perth

Amboy expansion will involve the construction of nine new storage tanks with a capacity of 1.4 million barrels for gasoline, diesel and jet fuel service. The expansion was driven by continued strong demand for refined products in the

Northeast, much of which is being met by imported fuel arriving via the New York

Harbor. Due to inconsistencies in the soils underneath these tanks, we now estimate that the tank foundations will cost significantly more than our original budget, bringing the total investment to approximately $56 million and delaying the in-service date to the third quarter of 2007.

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

     In July 2005, we acquired the Kinder Morgan Staten Island terminal from

ExxonMobil Corporation. Located on Staten Island, New York, the facility is bounded to the north and west by the Arthur Kill River and covers approximately

200 acres, of which 120 acres are used for site operations. The terminal has a storage capacity of approximately 3.0 million barrels for gasoline, diesel fuel and fuel oil. The facility also maintains and operates an above ground piping network to transfer petroleum products throughout the operating portion of the site, and we are currently rebuilding ship and barge berths at the facility that will accommodate tanker vessels.

     We own two liquids terminal facilities in the Chicago area: one facility is located in Argo, Illinois, approximately 14 miles southwest of downtown Chicago;

and the other is located in the Port of Chicago along the Calumet River. The

Argo facility is a large petroleum product and ethanol blending facility and a major break bulk facility for large chemical manufacturers and distributors. It has approximately 2.5 million barrels of capacity in tankage ranging from 50,000 gallons to 80,000 barrels. The Argo terminal is situated along the Chicago sanitary and ship channel, and has three barge docks. The facility is connected to TEPPCO and Westshore pipelines, and has a direct connection to Midway

Airport. The Canadian National railroad services this facility. The Port of

Chicago facility handles a wide variety of liquid chemicals with a working capacity of approximately 795,000 barrels in tanks ranging from 12,000 gallons to 55,000 barrels. The facility provides access to a full slate of transportation options, including a deep water barge/ship berth on Lake Calumet,

and offers services including truck loading and off-loading, iso-container handling and drumming. There are two ship docks and four barge docks, and the facility is served by the Norfolk Southern railroad.


     Two of our other largest liquids facilities are located in South Louisiana:

our Port of New Orleans facility located in Harvey, Louisiana; and our St.

Gabriel terminal, located near a major petrochemical complex in Geismar,

Louisiana. The New Orleans facility handles a variety of liquids products such as chemicals, vegetable oils, animal fats, alcohols and oil field products. It has approximately 3.0 million barrels of tankage ranging in sizes from 17,000 gallons to 200,000 barrels. There are three ship docks and one barge dock, and the Union Pacific railroad provides rail service. The terminal can be accessed by vessel, barge, tank truck, or rail, and also provides ancillary services including drumming, packaging, warehousing, and cold storage services.

     Our St. Gabriel facility is located approximately 75 miles north of the New

Orleans facility on the bank of the Mississippi River near the town of St.

Gabriel, Louisiana. The facility has approximately 340,000 barrels of tank capacity and the tanks vary in sizes ranging from 63,000 gallons to 80,000 barrels. There are three local pipeline connections at the facility, which enable the movement of products from the facility to the petrochemical plants in

Geismar, Louisiana.

     In June 2006, we announced the construction of a new $115 million crude oil tank farm located in Edmonton, Alberta, Canada, and long-term contracts with customers for all of the available capacity at the facility. Situated on approximately 24 acres, the new storage facility will have nine tanks with a combined storage capacity of approximately 2.2 million barrels for crude oil.

Service is expected to begin in the fourth quarter of 2007, and when completed,

the tank farm will serve as a premier blending and storage hub for Canadian crude oil. The tank farm will have access to more than 20 incoming pipelines and several major outbound systems, including a connection with KMI's 710-mile Trans

Mountain Pipeline system, which currently transports up to 225,000 barrels per day of heavy crude oil and refined products from Edmonton to marketing terminals and refineries located in the greater Vancouver, British Columbia area and Puget

Sound in Washington state.

     Competition. We are one of the largest independent operators of liquids terminals in North America. Our primary competitors are IMTT, Magellan, Morgan

Stanley, Oil Tanking, Teppco, Valero, and Vopak.

     Bulk Terminals

     Our bulk terminal operations primarily involve dry-bulk material handling services; however, we also provide terminal engineering and design services and in-plant services covering material handling, conveying, maintenance and repair,

railcar switching and miscellaneous marine services. Combined, our dry-bulk and material transloading facilities handled approximately 89.5 million tons of coal, petroleum coke, steel and other dry-bulk materials in 2006. We own or operate approximately 28 petroleum coke or coal terminals in the United States.

Our major bulk terminal assets are described below.

     In 2006, we handled approximately 16.6 million tons of petroleum coke, as compared to approximately 12.3 million tons in 2005. Petroleum coke is a by-product of the crude oil refining process and has characteristics similar to coal. It is used in domestic utility and industrial steam generation facilities.

It is also used by the steel industry in the manufacture of ferro alloys, and for the manufacture of carbon and graphite products. Petroleum coke supply in the United States has increased in the last several years due to an increasingly heavy crude oil supply and also to the increased use of coking units by domestic refineries. A portion of the petroleum coke we handle is imported from or exported to foreign markets. Most of our customers are large integrated oil companies that choose to outsource the storage and loading of petroleum coke for a fee.

     The overall increase in petroleum coke volumes in 2006 versus 2005 was largely driven by incremental volumes attributable to our purchase of certain petroleum coke terminal operations from Trans-Global Solutions, Inc. in April

2005. We gave an aggregate consideration of approximately $247.2 million for these operations, and the acquisition made us the largest independent handler of petroleum coke in the United States, in terms of volume. All of the acquired assets are located in the State of Texas, and include facilities at the Port of

Houston, the Port of Beaumont and the TGS Deepwater Terminal located on the

Houston Ship Channel. The facilities also provide handling and storage services for a variety of other bulk materials.

     In 2006, we also handled approximately 30.8 million tons of coal. Coal continues to be the fuel of choice for electric generation plants, accounting for more than 50% of United States electric generation feedstock. Forecasts of


overall coal usage and power plant usage for the next 20 years show an increase of about 1.5% per year. Current domestic supplies are predicted to last for several hundred years. Most coal transloaded through our coal terminals is destined for use in coal-fired electric generation facilities.

     Our Cora terminal is a high-speed, rail-to-barge coal transfer and storage facility. The terminal is located on approximately 480 acres of land along the upper Mississippi River near Chester, Illinois, about 80 miles south of St.

Louis, Missouri. It currently has a throughput capacity of about 10 million tons per year and is currently equipped to store up to one million tons of coal. This storage capacity provides customers the flexibility to coordinate their supplies of coal with the demand at power plants. Our Cora terminal sits on the mainline of the Union Pacific Railroad and is strategically positioned to receive coal shipments from the western United States.

     Our Grand Rivers, Kentucky terminal is a coal transloading and storage facility located along the Tennessee River just above the Kentucky Dam. The terminal is operated on land under easements with an initial expiration of July

2014 and has current annual throughput capacity of approximately 12 million tons with a storage capacity of approximately one million tons. Our Grand Rivers

Terminal provides easy access to the Ohio-Mississippi River network and the

Tennessee-Tombigbee River system. The Paducah & Louisville Railroad, a short line railroad, serves Grand Rivers with connections to seven Class I rail lines including the Union Pacific, CSX, Illinois Central and Burlington Northern Santa

Fe.

     Our Cora and Grand Rivers terminals handle low sulfur coal originating in

Wyoming, Colorado, and Utah, as well as coal that originates in the mines of southern Illinois and western Kentucky. However, since many shippers,

particularly in the East, are using western coal or a mixture of western coal and other coals as a means of meeting environmental restrictions, we anticipate that growth in volume through the two terminals will be primarily due to increased use of western low sulfur coal originating in Wyoming, Colorado and

Utah.

     Our Pier IX terminal is located in Newport News, Virginia. The terminal has the capacity to Transload approximately 12 million tons of coal annually. It can store 1.4 million tons of coal on its 30-acre storage site. For coal, the terminal offers blending services and rail to storage or direct transfer to ship; for other dry bulk products, the terminal offers ship to storage to rail or truck. Our Pier IX Terminal exports coal to foreign markets, serves power plants on the eastern seaboard of the United States, and imports cement pursuant to a long-term contract. The terminal operates a cement facility which has the capacity to transload over 400,000 tons of cement annually. Since early-2004,

Pier IX has also operated two synfuel plants on site, which together produced

3.3 million tons of synfuel in 2006. The Pier IX Terminal is served by the CSX

Railroad, which transports coal from central Appalachian and other eastern coal basins. Cement imported to the Pier IX Terminal primarily originates in Europe.

     In March 2006, we announced that we had entered into a long-term agreement with Drummond Coal Sales, Inc. that will support a $70 million expansion of the

Pier IX terminal.. The project includes the construction of a new ship dock and the installation of additional equipment, and it is expected to increase throughput at the terminal by approximately 30% and to allow the terminal to begin receiving shipments of imported coal. The expansion project is expected to be completed in the first quarter of 2008. Upon completion, the terminal will have an import capacity of up to 9 million tons annually.

     Our Shipyard River Terminal is located in Charleston, South Carolina, on

208 acres, and is both a bulk and liquids terminal. Our Shipyard facility is able to unload, store and reload coal, petroleum coke, cement and other bulk products imported from or exported to various foreign countries. The imported coal is often a cleaner-burning, low-sulfur coal, and it is used by local utilities to comply with the U.S. Clean Air Act. Shipyard River Terminal has the capacity to handle approximately 2.5 million tons of coal and petroleum coke per year and offers approximately 300,000 tons of total storage of which 50,000 tons are under roof. The facility is serviced by the Norfolk Southern and CSX railroads. We are currently expanding our Shipyard River terminal in order to increase the terminal's throughput and to allow for the handling of increasing supplies of imported coal. In addition, the terminal has over 1.0 million barrels of liquid storage capacity in 18 tanks.

     Our Kinder Morgan Tampaplex terminal, a marine terminal acquired in

December 2003 and located in Tampa, Florida, sits on a 114-acre site and serves as a storage and receipt point for imported fertilizer, aggregates and ammonia,

as well as an export location for dry bulk products, including fertilizer and animal feed. The terminal also includes an inland bulk storage warehouse facility used for overflow cargoes from our Port Sutton import terminal,


which is also located in Tampa. The Port Sutton terminal sits on 16 acres of land and offers 200,000 tons of covered storage. Primary products handled in

2006 included fertilizers, salt, ores, and liquid chemicals. Also in the Tampa

Bay area are our Port Manatee and Hartford Street terminals. Port Manatee has four warehouses which can store 130,000 tons of bulk products. Products handled at Port Manatee include fertilizers, ores and other general cargo. At our

Hartford Street terminal, anhydrous ammonia and fertilizers are handled and stored in two warehouses with an aggregate capacity of 23,000 net tons.

     Our Kinder Morgan Fairless Hills terminal consists of substantially all of the assets used to operate the major port distribution facility located at the

Fairless Industrial Park in Bucks County, Pennsylvania. Located on the bend of the Delaware River below Trenton, New Jersey, the terminal is the largest port on the East Coast for the handling of semi-finished steel slabs. The facility also handles other types of specialized cargo that caters to the construction industry and service centers that use steel sheet and plate. The port has four ship berths with a total length of 2,200 feet and a maximum draft of 38.5 feet.

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

     Our Chesapeake Bay bulk terminal facility is located at Sparrows Point,

Maryland. It offers stevedoring services; storage; and rail, ground, or water transportation for products such as coal, petroleum coke, iron and steel slag,

and other mineral products. It offers both warehouse and approximately 100 acres of open storage.

     Our Milwaukee and Dakota dry-bulk commodity facilities are located in

Milwaukee, Wisconsin and St. Paul, Minnesota, respectively. The Milwaukee terminal is located on 34 acres of property leased from the Port of Milwaukee.

Its major cargoes are coal and bulk de-icing salt. The Dakota terminal is on 55 acres in St. Paul and primarily handles salt, grain products and cement. In the fourth quarter of 2004, we completed the construction of a $19 million cement loading facility at the Dakota terminal. The loading facility was built for unloading cement from barges and railcars, conveying and storing product, and loading and weighing trucks and railcars. It covers nearly nine acres and can handle approximately 400,000 tons of cement each year.

     Competition. Our petroleum coke and other bulk terminals compete with numerous independent terminal operators, other terminals owned by oil companies,

stevedoring companies, and other industrials opting not to outsource terminal services. Many of our other bulk terminals were constructed pursuant to long-term contracts for specific customers. As a result, we believe other terminal operators would face a significant disadvantage in competing for this business. Our Cora and Grand Rivers coal terminals compete with two third-party coal terminals that also serve the Midwest United States. While our Cora and

Grand Rivers terminals are modern high capacity coal terminals, some volume is diverted to these third-party terminals by the Tennessee Valley Authority in order to promote increased competition. Our Pier IX terminal competes primarily with two modern coal terminals located in the same Virginian port complex as our

Pier IX terminal.

     Materials Services (rail transloading)

     Our materials services operations include the rail or truck transloading operations owned by Kinder Morgan Materials Services LLC, Lomita Rail Terminal

LLC, Kinder Morgan Texas Terminals, L.P., Transload Services, LLC and other stevedoring and in-plant operations. In 2006, we acquired all of the membership interests of Lomita Rail Terminal LLC and Transload Services, LLC, and the

terminal assets and operations of A&L Trucking, L.P.--for more information on these acquisitions, see Note 3 to our consolidated financial statements included elsewhere in this report.

     Our materials services operations consist of approximately 61 rail transloading facilities, of which 56 are located east of the Mississippi River.

The CSX, Norfolk Southern, Union Pacific, Kansas City Southern and A&W railroads provide rail service for these terminal facilities. Approximately 50% of the products handled are liquids, including an entire spectrum of liquid chemicals,

and 50% are dry bulk products. Many of the facilities are equipped for bi-modal operation (rail-to-truck, and truck-to-rail). We also design and build transloading facilities, perform


inventory management services, and provide value-added services such as blending, heating and sparging. In 2006, our materials services operations handled approximately 72,000 railcars.

Major Customers

     Our total operating revenues are derived from a wide customer base. For each of the years ended December 31, 2006 and 2005, no revenues from transactions with a single external customer accounted for 10% or more of our total consolidated revenues. For the year ended December 31, 2004, only one customer accounted for more than 10% of our total consolidated revenues. Total transactions with CenterPoint Energy accounted for 14.3% of our total consolidated revenues during 2004.

     The high percentage of our total revenues attributable to CenterPoint

Energy in 2004 related to the merchant activity of our Texas intrastate natural gas pipeline group, which both buys and sells significant volumes of natural gas within the State of Texas. To a far lesser extent, our CO2 business segment also sells natural gas, and combined, total revenues from the sales of natural gas from our Natural Gas Pipelines and CO2 business segments in 2006, 2005 and 2004 accounted for 67.5%, 73.6% and 73.2%, respectively, of our total consolidated revenues.

     As a result of our Texas intrastate group selling natural gas in the same price environment in which it is purchased, both our total consolidated revenues and our total consolidated purchases (cost of sales) increase considerably due to the inclusion of the cost of gas in both financial statement line items.

However, these higher revenues and higher purchased gas costs do not necessarily translate into increased margins in comparison to those situations in which we charge a fee to transport gas owned by others. Our Texas intrastate group reported gross margins from the sale and purchases of natural gas of $190.2 million in 2006, $142.2 million in 2005 and $111.5 million in 2004. We do not believe that a loss of revenues from any single customer would have a material adverse effect on our business, financial position, results of operations or cash flows.

Regulation

     Interstate Common Carrier Pipeline Rate Regulation

     Some of our pipelines are interstate common carrier pipelines, subject to regulation by the Federal Energy Regulatory Commission under the Interstate

Commerce Act, or ICA. The ICA requires that we maintain our tariffs on file with the FERC, which tariffs set forth the rates we charge for providing transportation services on our interstate common carrier pipelines as well as the rules and regulations governing these services. The ICA requires, among other things, that such rates on interstate common carrier pipelines be "just and reasonable" and nondiscriminatory. The ICA permits interested persons to challenge newly proposed or changed rates and authorizes the FERC to suspend the effectiveness of such rates for a period of up to seven months and to investigate such rates. If, upon completion of an investigation, the FERC finds that the new or changed rate is unlawful, it is authorized to require the carrier to refund the revenues in excess of the prior tariff collected during the pendency of the investigation. The FERC may also investigate, upon complaint or on its own motion, rates that are already in effect and may order a carrier to change its rates prospectively. Upon an appropriate showing, a shipper may obtain reparations for damages sustained during the two years prior to the filing of a complaint.

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


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

     During the first quarter of 2003, the FERC made a significant positive adjustment to the index which petroleum products pipelines use to adjust their regulated tariffs for inflation. The former index used percent growth in the producer price index for finished goods, and then subtracted one percent. The index adjustment in 2003 eliminated the one percent reduction. Pursuant to a subsequent review of the index by the FERC in 2005, the index is now measured by the producer price index for finished goods plus 1.3% and it will apply for years 2006 through 2010. As a result, we filed for indexed rate adjustments on a number of our petroleum products pipelines and realized benefits from the new index.

     Interstate Natural Gas Transportation and Storage Regulation

     Both the performance of and rates charged by companies performing interstate natural gas transportation and storage services are regulated by the

FERC under the Natural Gas Act of 1938 and, to a lesser extent, the Natural Gas

Policy Act of 1978. Beginning in the mid-1980's, the FERC initiated a number of regulatory changes intended to create a more competitive environment in the natural gas marketplace. Among the most important of these changes were:

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

     On November 25, 2003, the FERC issued Order No. 2004, adopting revised

Standards of Conduct that apply uniformly to interstate natural gas pipelines and public utilities. In light of the changing structure of the energy industry,

these Standards of Conduct govern relationships between regulated interstate natural gas pipelines and all of their energy affiliates. These new Standards of

Conduct were designed to eliminate the loophole in the previous


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

     On November 17, 2006, the United States Court of Appeals for the District

of Columbia Circuit vacated Order No. 2004, as applied to natural gas pipelines,

and remanded the Order back to FERC. On January 9, 2007, the FERC issued an interim rule regarding standards of conduct in Order 690 to be effective immediately. The interim rule repromulgated the standards of conduct that were not challenged before the court. On January 18, 2007, the FERC issued a notice of proposed rulemaking soliciting comments on whether or not the interim rule should be made permanent for natural gas transmission providers.

     Please refer to Note 17 to our consolidated financial statements included elsewhere in this report for additional information regarding FERC Order No.

2004 and other Standards of Conduct rulemaking.

     On August 8, 2005, Congress enacted the Energy Policy Act of 2005. The

Energy Policy Act, among other things, amended the Natural Gas Act to prohibit market manipulation by any entity, directed the FERC to facilitate market transparency in the market for sale or transportation of physical natural gas in interstate commerce, and significantly increased the penalties for violations of the Natural Gas Act, the Natural Gas Policy Act of 1978, or FERC rules,

regulations or orders thereunder.

     California Public Utilities Commission Rate Regulation

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

     Safety Regulation

     Our interstate pipelines are subject to regulation by the United States

Department of Transportation and our intrastate pipelines and other operations are subject to comparable state regulations with respect to their design,

installation, testing, construction, operation, replacement and management. We must permit access to and copying of records, and make certain reports and provide information as required by the Secretary of Transportation. Comparable regulation exists in some states in which we conduct pipeline operations. In addition, our truck and terminal loading facilities are subject to U.S. DOT regulations dealing with the transportation of hazardous materials by motor vehicles and railcars. We believe that we are in substantial compliance with

U.S. DOT and comparable state regulations.

     The Pipeline Safety Improvement Act of 2002 provides guidelines in the areas of testing, education, training and communication. The Pipeline Safety Act requires pipeline companies to perform integrity tests on natural gas transmission pipelines that exist in high population density areas that are designated as High Consequence Areas. Pipeline companies are required to perform the integrity tests within ten years of the date of enactment and must perform subsequent integrity tests on a seven year cycle. At least 50% of the highest risk segments must be tested within five years of the enactment date. The risk ratings are based on numerous factors, including the population density in the geographic regions served by a particular pipeline, as well as the age and condition of the pipeline and its protective coating. Testing consists of hydrostatic testing, internal magnetic flux or ultrasonic testing, or direct assessment of the piping. In addition to the pipeline integrity tests, pipeline companies must implement a


qualification program to make certain that employees are properly trained, and the U.S. DOT has approved our qualification program. We believe that we are in substantial compliance with this law's requirements and have integrated appropriate aspects of this pipeline safety law into our internal Operator

Qualification Program. A similar integrity management rule for refined petroleum products pipelines became effective May 29, 2001. All baseline assessments for products pipelines must be completed by March 31, 2008. We expect to meet the required deadlines for both our natural gas and refined petroleum products pipelines.

     Certain of our products pipelines have been issued orders and civil penalties by the U.S. DOT's Office of Pipeline Safety concerning alleged violations of certain federal regulations concerning our products pipeline integrity management program. However, we dispute some of the Office of Pipeline

Safety findings and disagree that civil penalties are appropriate for them, and we therefore requested an administrative hearing on these matters according to the U.S. DOT regulations. Information on these matters is more fully described in Note 16 to our consolidated financial statements.

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

     State and Local Regulation

     Our activities are subject to various state and local laws and regulations,

as well as orders of regulatory bodies, governing a wide variety of matters,

including marketing, production, pricing, pollution, protection of the environment, and safety.

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

United States. It is possible that the costs of compliance


with environmental laws and regulations may continue to increase. We will attempt to anticipate future regulatory requirements that might be imposed and to plan accordingly, but there can be no assurance that we will identify and properly anticipate each such change, or that our efforts will prevent material costs, if any, from arising.

     We are currently involved in environmentally related legal proceedings and clean up activities. Although no assurance can be given, we believe that the ultimate resolution of all these environmental matters will not have a material adverse effect on our business, financial position or results of operations. We have accrued an environmental reserve in the amount of $61.6 million as of

December 31, 2006. Our reserve estimates range in value from approximately $61.6 million to approximately $108.8 million, and we have recorded a liability equal to the low end of the range. For additional information related to environmental matters, see Note 16 to our consolidated financial statements included elsewhere in this report.

     Solid Waste

     We own numerous properties that have been used for many years for the production of crude oil, natural gas and carbon dioxide, the transportation and storage of refined petroleum products and natural gas liquids and the handling and storage of coal and other liquid and bulk materials. Virtually all of these properties were owned by others before us. Solid waste disposal practices within the petroleum industry have changed over the years with the passage and implementation of various environmental laws and regulations. Hydrocarbons and other solid wastes may have been disposed in, on or under various properties owned by us during the operating history of the facilities located on such properties. Virtually all of these properties have been operated by third parties whose treatment and disposal or release of hydrocarbons or other solid wastes was not under our control. In such cases, hydrocarbons and other solid wastes could migrate from the facilities and have an adverse effect on soils and groundwater. We maintain a reserve to account for the costs of cleanup at sites known to have surface or subsurface contamination requiring response action.

     We generate both hazardous and non-hazardous solid wastes that are subject to the requirements of the Federal Resource Conservation and Recovery Act and

comparable state statutes. From time to time, state regulators and the United

States Environmental Protection Agency consider the adoption of stricter disposal standards for non-hazardous waste. Furthermore, it is possible that some wastes that are currently classified as non-hazardous, which could include wastes currently generated during pipeline or liquids or bulk terminal operations, may in the future be designated as "hazardous wastes." Hazardous wastes are subject to more rigorous and costly disposal requirements than non-hazardous wastes. Such changes in the regulations may result in additional capital expenditures or operating expenses for us.

     Superfund

     The Comprehensive Environmental Response, Compensation and Liability Act,

also known as the "Superfund" law or "CERCLA," and analogous state laws, impose joint and several liability, without regard to fault or the legality of the original conduct, on certain classes of "potentially responsible persons" for releases of "hazardous substances" into the environment. These persons include the owner or operator of a site and companies that disposed or arranged for the disposal of the hazardous substances found at the site. CERCLA authorizes the

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

     Clean Air Act

     Our operations are subject to the Clean Air Act, as amended, and analogous state statutes. We believe that the operations of our pipelines, storage facilities and terminals are in substantial compliance with such statutes. The

Clean Air Act, as amended, contains lengthy, complex provisions that may result in the imposition over the next several years of certain pollution control requirements with respect to air emissions from the operations of our


pipelines, treating facilities, storage facilities and terminals. Depending on the nature of those requirements and any additional requirements that may be imposed by state and local regulatory authorities, we may be required to incur certain capital expenditures over the next several years for air pollution control equipment in connection with maintaining or obtaining operating permits and approvals and addressing other air emission-related issues.

     Due to the broad scope and complexity of the issues involved and the resultant complexity and nature of the regulations, full development and implementation of many Clean Air Act regulations by the U.S. EPA and/or various state and local regulators have been delayed. Therefore, until such time as the new Clean Air Act requirements are implemented, we are unable to fully estimate the effect on earnings or operations or the amount and timing of such required capital expenditures. At this time, however, we do not believe that we will be materially adversely affected by any such requirements.

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

Spill prevention control and countermeasure requirements of the Clean Water Act and some state laws require containment and similar structures to help prevent contamination of navigable waters in the event of an overflow or release. We believe we are in substantial compliance with these laws.

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

United States. Gasoline manufacturers use butanes in the production of motor gasolines. Since normal butane is highly volatile, it is now less desirable for use in blended gasolines sold during the summer months. Although the U.S. EPA regulations have reduced demand and may have contributed to a significant decrease in prices for normal butane, low normal butane prices have not impacted our pipeline business in the same way they would impact a business with commodity price risk. The U.S. EPA regulations have presented the opportunity for additional transportation services on portions of our liquids pipeline systems, for example, our North System. In the summer of 1991, our North System began long-haul transportation of refinery grade normal butane produced in the

Chicago area to the Bushton, Kansas area for storage and subsequent transportation north from Bushton during the winter gasoline blending season.

That service continues, and we also provide transportation and storage of butane from the Chicago area back to Bushton during the summer season.

     Methyl Tertiary-Butyl Ether

     Methyl tertiary-butyl ether, referred to in this report as MTBE, is commonly used as an additive in gasoline. It is manufactured by chemically combining a portion of petrochemical production with purchased methanol and is widely used as an oxygenate blended with gasoline to reduce emissions. Due to environmental and health concerns, California mandated the elimination of MTBE from gasoline by January 1, 2004. With certain scientific studies showing that

MTBE was having a detrimental effect on water supplies, a number of other states are making moves to ban MTBE also. Although various drafts of The Energy Policy

Act of 2005 provided for the gradual phase out of the use of MTBE, the final bill did not include that provision. Instead, the Act eliminated the oxygenate requirement for reformulated gasoline but did not ban the use of MTBE. So, it is likely that the use of MTBE will be phased out through state bans and voluntary shifts to different formulations of gasoline by the refiners.

     In California and other states, MTBE-blended gasoline has been banned from use or may be replaced by an ethanol blend. However, due to the lack of dedicated pipelines, ethanol cannot be shipped through pipelines and


therefore, we have realized some reduction in California gasoline volumes transported by our Pacific operations' pipelines. However, the conversion from

MTBE to ethanol in California has resulted in an increase in ethanol blending services at many of our refined petroleum products terminal facilities, and the fees we earn for ethanol-related services at our terminals more than offset the reduction in pipeline transportation fees. Furthermore, we have aggressively pursued additional ethanol opportunities in other states where MTBE has been banned or where our customers have decided not to market MTBE gasoline.

     Our role in conjunction with ethanol is proving beneficial to our various business segments as follows:

     o    our Products Pipelines' terminals are storing and blending ethanol because unlike MTBE, it cannot flow through refined petroleum products pipelines;

     o    our Natural Gas Pipelines segment is delivering natural gas through our pipelines to service new ethanol plants that are being constructed in the Midwest (natural gas is the feedstock for ethanol plants); and

     o    our Terminals segment is entering into liquid storage agreements for ethanol around the country, in such areas as Houston, Chicago,

          Nebraska and on the East Coast. In 2006, the liquids facilities included within our Terminals' business segment reported a 159%

          increase in the volumes of ethanol handled and/or transferred.

Other

     We do not have any employees. KMGP Services Company, Inc. and Kinder

Morgan, Inc. employ all persons necessary for the operation of our business.

Generally, we reimburse KMGP Services Company, Inc. and Kinder Morgan, Inc. for

the services of their employees. As of December 31, 2006, KMGP Services Company,

Inc. and Kinder Morgan, Inc. had, in the aggregate, approximately 8,600 full-time employees. Approximately 2,100 full-time hourly personnel at certain terminals and pipelines are represented by labor unions under collective bargaining agreements that expire between 2007 and 2011. KMGP Services Company,

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

     We believe that we have generally satisfactory title to the properties we own and use in our businesses, subject to liens for current taxes, liens incident to minor encumbrances, and easements and restrictions which do not materially detract from the value of such property or the interests in those properties or the use of such properties in our businesses. We generally do not own the land on which our pipelines are constructed. Instead, we obtain the right to construct and operate the pipelines on other people's land for a period of time. In addition, amounts we have spent during 2006, 2005 and 2004 on research and development activities were not material.

(d) Financial Information about Geographic Areas

     The amount of our assets and operations that are located outside of the continental United States of America are not material.


(e) Available Information

     We make available free of charge on or through our Internet website, at

www.kindermorgan.com, our annual report on Form 10-K, quarterly reports on Form

10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of

1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

Item 1A.  Risk Factors.

     You should carefully consider the risks described below, in addition to the other information contained in this document. Realization of any of the following risks could have a material adverse effect on our business, financial condition, cash flows and results of operations. There are also risks associated with being an owner of common units in a partnership that are different than being an owner of common stock in a corporation. Investors in our common units must be aware that the realization of any of those risks could result in a decline in the trading price of our common units, and they might lose all or part of their investment.

     Risks Related to our Business

     Pending Federal Energy Regulatory Commission and California Public

Utilities Commission proceedings seek substantial refunds and reductions in tariff rates on some of our pipelines. If the proceedings are determined adversely to us, they could have a material adverse impact on us. Regulators and shippers on our pipelines have rights to challenge the rates we charge under certain circumstances prescribed by applicable regulations. Some shippers on our pipelines have filed complaints with the Federal Energy Regulatory Commission and California Public Utilities Commission that seek substantial refunds for alleged overcharges during the years in question and prospective reductions in the tariff rates on our Pacific operations' pipeline system. We may face challenges, similar to those described in Note 16 to our consolidated financial statements included elsewhere in this report, to the rates we receive on our pipelines in the future. Any successful challenge could adversely and materially affect our future earnings and cash flows.

     Proposed rulemaking by the Federal Energy Regulatory Commission or other regulatory agencies having jurisdiction over our operations could adversely impact our income and operations. The rates (which include reservation,

commodity, surcharges, fuel and gas lost and unaccounted for) we charge shippers on our natural gas pipeline systems are subject to regulatory approval and oversight. New laws or regulations or different interpretations of existing laws or regulations applicable to our assets could have a negative impact on our business, financial condition and results of operations. Furthermore, regulators and shippers on our natural gas pipelines have rights to challenge the rates they are charged under certain circumstances prescribed by applicable regulations. We can provide no assurance that we will not face challenges to the rates we receive on our pipeline systems in the future. Any successful challenge could materially adversely affect our future earnings and cash flows.

     Increased regulatory requirements relating to the integrity of our pipelines will require us to spend additional money to comply with these requirements. Through our regulated pipeline subsidiaries, we are subject to extensive laws and regulations related to pipeline integrity. There are, for example, federal guidelines for the U.S. Department of Transportation and pipeline companies in the areas of testing, education, training and communication. Compliance with laws and regulations requires significant expenditures. We have increased our capital expenditures to address these matters and expect to significantly increase these expenditures in the foreseeable future. Additional laws and regulations that may be enacted in the future or a new interpretation of existing laws and regulations could significantly increase the amount of these expenditures.

     Cost overruns and delays on our expansion and new build projects could adversely affect our business. We currently have several major expansion and new build projects planned or underway, including the approximate $4.4 billion

Rockies Express Pipeline and the approximate $1.25 billion Midcontinent Express

Pipeline. A variety of factors outside our control, such as weather, natural disasters and difficulties in obtaining permits and rights-of-way or other regulatory approvals, as well as the performance by third party contractors, may result in increased costs or delays in construction. Cost overruns or delays in completing a project could have an adverse effect on our results of operations and cash flows.


     Our rapid growth may cause difficulties integrating and constructing new operations, and we may not be able to achieve the expected benefits from any future acquisitions. Part of our business strategy includes acquiring additional businesses, expanding existing assets, or constructing new facilities that will allow us to increase distributions to our unitholders. If we do not successfully integrate acquisitions, expansions, or newly constructed facilities, we may not realize anticipated operating advantages and cost savings. The integration of companies that have previously operated separately involves a number of risks,

including:

     o    demands on management related to the increase in our size after an acquisition, an expansion, or a completed construction project;

     o    the diversion of our management's attention from the management of daily operations;

     o    difficulties in implementing or unanticipated costs of accounting,

          estimating, reporting and other systems;

     o    difficulties in the assimilation and retention of necessary employees;

          and

     o    potential adverse effects on operating results.

     We may not be able to maintain the levels of operating efficiency that acquired companies have achieved or might achieve separately. Successful integration of each acquisition, expansion, or construction project will depend upon our ability to manage those operations and to eliminate redundant and excess costs. Because of difficulties in combining and expanding operations, we may not be able to achieve the cost savings and other size-related benefits that we hoped to achieve after these acquisitions, which would harm our financial condition and results of operations.

     Our acquisition strategy and expansion programs require access to new capital. Tightened credit markets or more expensive capital would impair our ability to grow. Part of our business strategy includes acquiring additional businesses. We may need new capital to finance these acquisitions. Limitations on our access to capital will impair our ability to execute this strategy. We normally fund acquisitions with short-term debt and repay such debt through the issuance of equity and long-term debt. An inability to access the capital markets may result in a substantial increase in our leverage and have a detrimental impact on our credit profile.

     Environmental regulation could result in increased operating and capital costs for us. Our business operations are subject to federal, state and local,

and some foreign laws and regulations relating to environmental protection,

pollution and human health and safety. For example, if an accidental leak,

release or spill of liquid petroleum products, chemicals or other products occurs from our pipelines or at our storage facilities, we may experience significant operational disruptions and we may have to pay a significant amount to clean up the leak, release or spill, pay for government penalties, address natural resource damage, compensate for human exposure or property damage,

install costly pollution control equipment or a combination of these and other measures. The resulting costs and liabilities could negatively affect our level of earnings and cash flows. In addition, emission controls required under the

Federal Clean Air Act and other similar federal and state laws could require significant capital expenditures at our facilities. The impact on us of environmental standards or future environmental measures could increase our costs significantly if environmental laws and regulations become stricter.

     In addition, our oil and gas development and production activities are subject to certain federal, state and local laws and regulations relating to environmental quality and pollution control. These laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuance of a given operation. Specifically, we are subject to laws and regulations regarding the acquisition of permits before drilling, restrictions on drilling activities in restricted areas, emissions into the environment,

water discharges, and storage and disposition of hazardous wastes. In addition,

legislation has been enacted which requires well and facility sites to be abandoned and reclaimed to the satisfaction of state authorities. The costs of environmental regulation are already significant, and additional or more stringent regulation could increase these costs or could otherwise negatively affect our business.

     The future success of our oil and gas development and production operations depends in part upon our ability to develop additional oil and gas reserves that are economically recoverable. The rate of production from oil and natural gas properties declines as reserves are depleted. Without successful development activities, the reserves and


revenues of our CO2 business segment will decline. We may not be able to develop or acquire additional reserves at an acceptable cost or have necessary financing for these activities in the future.

     The development of oil and gas properties involves risks that may result in a total loss of investment. The business of developing and operating oil and gas properties involves a high degree of business and financial risk that even a combination of experience, knowledge and careful evaluation may not be able to overcome. Acquisition and development decisions generally are based on subjective judgments and assumptions that are speculative. It is impossible to predict with certainty the production potential of a particular property or well. Furthermore, a successful completion of a well does not ensure a profitable return on the investment. A variety of geological, operational, or market-related factors, including, but not limited to, unusual or unexpected geological formations, pressures, equipment failures or accidents, fires,

explosions, blowouts, cratering, pollution and other environmental risks,

shortages or delays in the availability of drilling rigs and the delivery of equipment, loss of circulation of drilling fluids or other conditions may substantially delay or prevent completion of any well, or otherwise prevent a property or well from being profitable. A productive well may become uneconomic in the event water or other deleterious substances are encountered, which impair or prevent the production of oil and/or gas from the well. In addition,

production from any well may be unmarketable if it is contaminated with water or other deleterious substances.

     The volatility of natural gas and oil prices could have a material adverse effect on our business. The revenues, profitability and future growth of our CO2 business segment and the carrying value of our oil and natural gas properties depend to a large degree on prevailing oil and gas prices. Prices for oil and natural gas are subject to large fluctuations in response to relatively minor changes in the supply and demand for oil and natural gas, uncertainties within the market and a variety of other factors beyond our control. These factors include, among other things, weather conditions and events such as hurricanes in the United States; the condition of the United States economy; the activities of the Organization of Petroleum Exporting Countries; governmental regulation;

political stability in the Middle East and elsewhere; the foreign supply of oil and natural gas; the price of foreign imports; and the availability of alternative fuel sources.

     A sharp decline in the price of natural gas or oil prices would result in a commensurate reduction in our revenues, income and cash flows from the production of oil and natural gas and could have a material adverse effect on the carrying value of our proved reserves. In the event prices fall substantially, we may not be able to realize a profit from our production and would operate at a loss. In recent decades, there have been periods of both worldwide overproduction and underproduction of hydrocarbons and periods of both increased and relaxed energy conservation efforts. Such conditions have resulted in periods of excess supply of, and reduced demand for, crude oil on a worldwide basis and for natural gas on a domestic basis. These periods have been followed by periods of short supply of, and increased demand for, crude oil and natural gas. The excess or short supply of crude oil or natural gas has placed pressures on prices and has resulted in dramatic price fluctuations even during relatively short periods of seasonal market demand.

     Our use of hedging arrangements could result in financial losses or reduce our income. We currently engage in hedging arrangements to reduce our exposure to fluctuations in the prices of oil and natural gas. These hedging arrangements expose us to risk of financial loss in some circumstances, including when production is less than expected, when the counterparty to the hedging contract defaults on its contract obligations, or when there is a change in the expected differential between the underlying price in the hedging agreement and the actual prices received. In addition, these hedging arrangements may limit the benefit we would otherwise receive from increases in prices for oil and natural gas.

     The accounting standards regarding hedge accounting are complex, and even when we engage in hedging transactions (for example, to mitigate our exposure to unfavorable fluctuations in commodity prices or to balance our exposure to fixed and floating interest rates) that are effective economically, these transactions may not be considered effective for accounting purposes. Accordingly, our financial statements may reflect some volatility due to these hedges, even when there is no underlying economic impact at that point. In addition, it is not always possible for us to engage in a hedging transaction that completely mitigates our exposure to commodity prices. Our financial statements may reflect a gain or loss arising from an exposure to commodity prices for which we are unable to enter into a completely effective hedge.


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

     We do not own approximately 97.5% of the land on which our pipelines are constructed, and we are subject to the possibility of increased costs to retain necessary land use. We obtain the right to construct and operate pipelines on other owners' land for a period of time. If we were to lose these rights or be required to relocate our pipelines, our business could be affected negatively.

     Union Pacific Railroad Company has allowed us to construct and operate a significant portion of our Pacific operations' pipeline system on railroad rights-of-way. Union Pacific Railroad Company and its predecessors were given the right to construct their railroad tracks under federal statutes enacted in

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

     Whether we have the power of eminent domain for our pipelines varies from state to state depending upon the type of pipeline--petroleum liquids, natural gas or carbon dioxide--and the laws of the particular state. Our inability to exercise the power of eminent domain could negatively affect our business if we were to lose the right to use or occupy the property on which our pipelines are located. For the year ended December 31, 2006, all of our right-of-way related expenses totaled $14.0 million.

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

     Because a portion of our debt is subject to variable interest rates, if interest rates increase, our earnings could be adversely affected. As of

December 31, 2006, we had approximately $3.3 billion of debt, excluding market value of interest rate swaps, subject to variable interest rates. This amount included $2.1 billion of long-term fixed rate debt effectively converted to variable rate debt through the use of interest rate swaps. Should interest rates increase significantly, our earnings could be adversely affected. For information on our interest rate risk, see Item 7A "Quantitative and Qualitative

Disclosures About Market Risk--Interest Rate Risk."

     Current or future distressed financial condition of customers could have an adverse impact on us in the event these customers are unable to pay us for the services we provide. Some of our customers are experiencing, or may experience in the future, severe financial problems that have had or may have a significant impact on their creditworthiness. We cannot provide assurance that one or more of our financially distressed customers will not


default on their obligations to us or that such a default or defaults will not have a material adverse effect on our business, financial position, future results of operations, or future cash flows. Furthermore, the bankruptcy of one or more of our customers, or some other similar proceeding or liquidity constraint, might make it unlikely that we would be able to collect all or a significant portion of amounts owed by the distressed entity or entities. In addition, such events might force such customers to reduce or curtail their future use of our products and services, which could have a material adverse effect on our results of operations and financial condition.

     The general uncertainty associated with the current world economic and political environments in which we exist may adversely impact our financial performance. Our financial performance is impacted by overall marketplace spending and demand. We are continuing to assess the effect that terrorism would have on our businesses and in response, we have increased security with respect to our assets. Recent federal legislation provides an insurance framework that should cause current insurers to continue to provide sabotage and terrorism coverage under standard property insurance policies. Nonetheless, there is no assurance that adequate sabotage and terrorism insurance will be available at rates we believe are reasonable throughout 2007. Currently, we do not believe that the increased cost associated with these measures will have a material effect on our operating results.

     The consummation of the proposed management-led buyout of KMI will result in substantially more debt at KMI and could have an adverse effect on us, such as a downgrade in the ratings of our debt securities. On August 28, 2006, KMI entered into an agreement and plan of merger whereby investors led by Richard D.

Kinder, Chairman and CEO of KMI, would acquire all of the outstanding shares of

KMI (other than shares held by certain stockholders and investors) for $107.50 per share in cash. In connection with the merger, KMI will incur substantially more debt, which could have an adverse effect on us, such as a downgrade in the ratings of our debt securities. In response to this proposed transaction,

Standard & Poor's Rating Services has placed our ratings on credit watch pending resolution of the management buyout proposal. We are not able to predict with certainty the final outcome of the pending buyout proposal.

     Our senior management's attention may be diverted from our daily operations because of the proposed management-led buyout of KMI and other significant transactions. The investors in the proposed buyout of KMI include members of senior management of KMI, most of whom are also senior officers of our general partner and of KMR. As a result, prior to the closing of the transaction, our senior management's attention may be diverted from the management of our daily operations. Similarly, KMI has publicly disclosed that several other significant transactions are being considered that, if pursued, would require substantial management time and attention.

Risks Related to Our Common Units

     The interests of KMI may differ from our interests and the interests of our unitholders. KMI indirectly owns all of the stock of our general partner and elects all of its directors. Our general partner owns all of KMR's voting shares and elects all of its directors. Furthermore, some of KMR's directors and officers are also directors and officers of KMI and our general partner and have fiduciary duties to manage the businesses of KMI in a manner that may not be in the best interests of our unitholders. KMI has a number of interests that differ from the interests of our unitholders. As a result, there is a risk that important business decisions will not be made in the best interests of our unitholders.

     Common unitholders have limited voting rights and limited control. Holders of common units have only limited voting rights on matters affecting us. Our general partner manages partnership activities. Under a delegation of control agreement, our general partner has delegated the management and control of our and our subsidiaries' business and affairs to KMR. Holders of common units have no right to elect the general partner on an annual or other ongoing basis. If the general partner withdraws, however, its successor may be elected by the holders of a majority of the outstanding common units (excluding units owned by the departing general partner and its affiliates).

     The limited partners may remove the general partner only if:

     o    the holders of at least 66 2/3% of the outstanding common units,

          excluding common units owned by the departing general partner and its affiliates, vote to remove the general partner;


     o    a successor general partner is approved by at least 66 2/3% of the outstanding common units, excluding common units owned by the departing general partner and its affiliates; and

     o    we receive an opinion of counsel opining that the removal would not result in the loss of limited liability to any limited partner, or the limited partner of an operating partnership, or cause us or the operating partnership to be taxed other than as a partnership for federal income tax purposes.

     A person or group owning 20% or more of the common units cannot vote. Any common units held by a person or group that owns 20% or more of the common units cannot be voted. This limitation does not apply to the general partner and its affiliates. This provision may:

     o    discourage a person or group from attempting to remove the general partner or otherwise change management; and

     o    reduce the price at which the common units will trade under certain circumstances. For example, a third party will probably not attempt to take over our management by making a tender offer for the common units at a price above their trading market price without removing the general partner and substituting an affiliate of its own.

     The general partner's liability to us and our unitholders may be limited.

Our partnership agreement contains language limiting the liability of the general partner to us or the holders of common units. For example, our partnership agreement provides that:

     o    the general partner does not breach any duty to us or the holders of common units by borrowing funds or approving any borrowing. The general partner is protected even if the purpose or effect of the borrowing is to increase incentive distributions to the general partner;

     o    the general partner does not breach any duty to us or the holders of common units by taking any actions consistent with the standards of reasonable discretion outlined in the definitions of available cash and cash from operations contained in our partnership agreement; and

     o    the general partner does not breach any standard of care or duty by resolving conflicts of interest unless the general partner acts in bad faith.

     Unitholders may have liability to repay distributions. Unitholders will not be liable for assessments in addition to their initial capital investment in the common units. Under certain circumstances, however, holders of common units may have to repay us amounts wrongfully returned or distributed to them. Under

Delaware law, we may not make a distribution to unitholders if the distribution causes our liabilities to exceed the fair value of our assets. Liabilities to partners on account of their partnership interests and non-recourse liabilities are not counted for purposes of determining whether a distribution is permitted.

Delaware law provides that for a period of three years from the date of such a distribution, a limited partner who receives the distribution and knew at the time of the distribution that the distribution violated Delaware law will be liable to the limited partnership for the distribution amount. Under Delaware law, an assignee who becomes a substituted limited partner of a limited partnership is liable for the obligations of the assignor to make contributions to the partnership. However, such an assignee is not obligated for liabilities unknown to the assignee at the time the assignee became a limited partner if the liabilities could not be determined from the partnership agreement.

     Unitholders may be liable if we have not complied with state partnership law. We conduct our business in a number of states. In some of those states the limitations on the liability of limited partners for the obligations of a limited partnership have not been clearly established. The unitholders might be held liable for the partnership's obligations as if they were a general partner if:

     o    a court or government agency determined that we were conducting business in the state but had not complied with the state's partnership statute; or


     o    unitholders' rights to act together to remove or replace the general partner or take other actions under our partnership agreement constitute "control" of our business.

     The general partner may buy out minority unitholders if it owns 80% of the units. If at any time the general partner and its affiliates own 80% or more of the issued and outstanding common units, the general partner will have the right to purchase all, and only all, of the remaining common units. Because of this right, a unitholder will have to sell its common units at a time or price that may be undesirable. The purchase price for such a purchase will be the greater of:

     o    the 20-day average trading price for the common units as of the date five days prior to the date the notice of purchase is mailed; or

     o    the highest purchase price paid by the general partner or its affiliates to acquire common units during the prior 90 days.

     The general partner can assign this right to its affiliates or to the partnership.

     We may sell additional limited partner interests, diluting existing interests of unitholders. Our partnership agreement allows the general partner to cause us to issue additional common units and other equity securities. When we issue additional equity securities, including additional i-units to KMR when it issues additional shares, unitholders' proportionate partnership interest in us will decrease. Such an issuance could negatively affect the amount of cash distributed to unitholders and the market price of common units. Issuance of additional common units will also diminish the relative voting strength of the previously outstanding common units. Our partnership agreement does not limit the total number of common units or other equity securities we may issue.

     The general partner can protect itself against dilution. Whenever we issue equity securities to any person other than the general partner and its affiliates, the general partner has the right to purchase additional limited partnership interests on the same terms. This allows the general partner to maintain its proportionate partnership interest in us. No other unitholder has a similar right. Therefore, only the general partner may protect itself against dilution caused by issuance of additional equity securities.

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

Our treatment as a corporation would substantially reduce the cash distributions on the common units that we distribute quarterly. The anticipated benefit of an investment in our common units depends largely on our treatment as a partnership for federal income tax purposes. We have not requested, and do not plan to request, a ruling from the Internal Revenue Service on this or any other matter affecting us. Current law requires us to derive at least 90% of our annual gross income from specific activities to continue to be treated as a partnership for federal income tax purposes. We may not find it possible, regardless of our efforts, to meet this income requirement or may inadvertently fail to meet this income requirement. Current law may change so as to cause us to be treated as a corporation for federal income tax purposes without regard to our sources of income or otherwise subject us to entity-level taxation.


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

Risks Related to Ownership of Our Common Units if We or KMI Default on Debt

     Unitholders may have negative tax consequences if we default on our debt or sell assets. If we default on any of our debt, the lenders will have the right to sue us for non-payment. Such an action could cause an investment loss and cause negative tax consequences for unitholders through the realization of taxable income by unitholders without a corresponding cash distribution.

Likewise, if we were to dispose of assets and realize a taxable gain while there is substantial debt outstanding and proceeds of the sale were applied to the debt, unitholders could have increased taxable income without a corresponding cash distribution.

     There is the potential for a change of control if KMI defaults on debt. KMI owns all of the outstanding capital stock of the general partner. If KMI defaults on its debt, its lenders could acquire control of the general partner.

Item 1B.  Unresolved Staff Comments.

     None.

Item 3.  Legal Proceedings.

     See Note 16 of the notes to our consolidated financial statements included elsewhere in this report.

Item 4.  Submission of Matters to a Vote of Security Holders.

     There were no matters submitted to a vote of our unitholders during the fourth quarter of 2006.


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

                             Price Range

                         ------------------

                                                 Cash            i-unit

                           High       Low    Distributions    Distributions

                           ----       ---    -------------    -------------

        2006

        First Quarter    $ 56.22   $ 44.70    $ 0.8100           0.018566

        Second Quarter     48.80     43.62      0.8100           0.018860

        Third Quarter.     46.53     42.80      0.8100           0.018981

        Fourth Quarter     48.98     43.01      0.8300           0.016919

        2005

        First Quarter    $ 47.55   $ 42.77    $ 0.7600           0.017482

        Second Quarter     51.49     45.22      0.7800           0.016210

        Third Quarter.     55.20     49.72      0.7900           0.016360

        Fourth Quarter     53.56     47.21      0.8000           0.017217

     Distribution information is for distributions declared with respect to that quarter. The declared distributions were paid within 45 days after the end of the quarter. We currently expect to declare cash distributions of at least $3.44 per unit for 2007 and further, we expect that we will continue to be able to grow our distribution per unit at about 8% per year over the long-term assuming no adverse change in our operations, economic conditions and other factors.

However, no assurance can be given that we will be able to achieve this level of distribution, and our expectation does not take into account any capital costs associated with financing the payment of reparations sought by shippers on our

Pacific operations' interstate pipelines.

     As of February 1, 2007, there were approximately 190,230 beneficial owners of our common units, one holder of our Class B units and one holder of our

i-units.

     For information on our equity compensation plans, see Item 12 "Security

Ownership of Certain Beneficial Owners and Management and Related Stockholder

Matters--Equity Compensation Plan Information".

     Effective December 1, 2006, we issued 34,627 common units as part of the purchase price for all of the membership interests in Devco USA L.L.C. Our total purchase price for Devco was approximately $7.3 million, consisting of $4.8 million in cash, $1.6 million in common units, and $0.9 million of assumed liabilities. The units were issued to a single accredited investor in a transaction not involving a public offering, exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

     We did not repurchase any units during 2006.

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




                                                                             Year Ended December 31,

                                                        ----------------------------------------------------------------

                                                          2006(5)       2005(6)      2004(7)      2003(8)      2002(9)

                                                        ----------    -----------  -----------  -----------  -----------

                                                                 (In thousands, except per unit and ratio data)

Income and Cash Flow Data:


Revenues............................................    $ 8,954,583    $ 9,787,128   $ 7,932,861   $ 6,624,322   $ 4,237,057

Gas purchases and other costs of sales..............      5,990,963      7,167,414     5,767,169     4,880,118     2,704,295

Operations and maintenance..........................        769,514        747,363       499,714       397,723       376,479

Fuel and power......................................        216,222        183,458       151,480       108,112        86,413

Depreciation, depletion and amortization............        413,725        349,827       288,626       219,032       172,041

General and administrative..........................        219,575        216,706       170,507       150,435       122,205

Taxes, other than income taxes......................        118,756        108,838        81,369        62,213        51,326

Other expense (income)..............................        (30,306)            --            --            --            --

                                                        ------------   ------------  ------------  ------------  ------------

  Operating income..................................      1,256,134      1,013,522       973,996       806,689       724,298

Other income/(expense):

Earnings from equity investments....................         76,170         91,660        83,190        92,199        89,258

Amortization of excess cost of equity investments...         (5,664)        (5,644)       (5,575)       (5,575)       (5,575)

Interest, net.......................................       (331,499)      (258,861)     (192,882)     (181,357)     (176,460)

Other, net..........................................         11,065          3,273         2,254         7,601         1,698

Minority interest...................................        (15,015)        (7,262)       (9,679)       (9,054)       (9,559)

Income tax provision................................        (19,048)       (24,461)      (19,726)      (16,631)      (15,283)

                                                        ------------   ------------  ------------  ------------  ------------

  Income before cumulative effect  of a change in

  accounting principle.............................         972,143        812,227       831,578       693,872       608,377

Cumulative effect of a change in accounting principle            --             --            --         3,465            --

                                                        ------------   ------------  ------------  ------------  ------------

  Net income........................................    $   972,143    $   812,227   $   831,578   $   697,337   $   608,377

  Less: General Partner's interest in net income....       (512,967)      (477,300)     (395,092)     (326,524)     (270,816)

                                                        ------------   ------------  ------------  ------------  ------------

  Limited Partners' interest in net income..........    $   459,176    $   334,927   $   436,486   $   370,813   $   337,561

                                                        ============   ============  ============  ============  ============

Basic and Diluted Limited Partners' Net Income per

unit:

Income before cumulative effect  of a change in

   accounting principle(1)..........................    $      2.04    $      1.58   $      2.22   $      1.98   $      1.96

Cumulative effect of a change in accounting principle            --             --            --          0.02            --

                                                        ------------   ------------  ------------  ------------  ------------

Net income..........................................    $      2.04    $      1.58   $      2.22   $      2.00   $      1.96

                                                        ============   ============  ============  ============  ============

Per unit cash distribution declared(2)..............    $      3.26    $      3.13   $      2.87   $      2.63   $     2.435

Ratio of earnings to fixed charges(3)...............           3.63           3.76          4.91          4.77          4.37

Additions to property, plant and equipment..........    $ 1,058,265    $   863,056   $   747,262   $   576,979   $   542,235

Balance Sheet Data (at end of period):

Net property, plant and  equipment..................    $ 9,445,471    $ 8,864,584   $ 8,168,680   $ 7,091,558   $ 6,244,242

Total assets........................................    $12,246,394    $11,923,462   $10,552,942   $ 9,139,182   $ 8,353,576

Long-term debt(4)...................................    $ 4,384,332    $ 5,220,887   $ 4,722,410   $ 4,316,678   $ 3,659,533

Partners' capital...................................    $ 4,021,653    $ 3,613,740   $ 3,896,520   $ 3,510,927   $ 3,415,929

------------------



(1)  Represents income before cumulative effect of a change in accounting principle per unit. Basic Limited Partners' income per unit before cumulative effect of a change in accounting principle was computed by dividing the interest of our unitholders in income before cumulative effect of a change in accounting principle by the weighted average number of units outstanding during the period. Diluted Limited Partners' net income per unit reflects the maximum potential dilution that could occur if units whose issuance depends on the market price of the units at a future date were considered outstanding, or if, by application of the treasury stock method, options to issue units were exercised, both of which would result in the issuance of additional units that would then share in our net income.

(2)  Represents the amount of cash distributions declared with respect to that year.

(3)  For the purpose of computing the ratio of earnings to fixed charges,

     earnings are defined as income before income taxes and cumulative effect of a change in accounting principle, and before minority interest in consolidated subsidiaries, equity earnings (including amortization of excess cost of equity investments) and unamortized capitalized interest,

     plus fixed


     charges and distributed income of equity investees. Fixed charges are defined as the sum of interest on all indebtedness (excluding capitalized interest), amortization of debt issuance costs and that portion of rental expense which we believe to be representative of an interest factor.

(4)  Excludes market value of interest rate swaps. Increases to long-term debt for market value of interest rate swaps totaled $42,630 as of December 31,

     2006, $98,469 as of December 31, 2005, $130,153 as of December 31, 2004,

     $121,464 as of December 31, 2003, and $166,956 as of December 31, 2002.

(5)  Includes results of operations for the oil and gas properties acquired from

     Journey Acquisition-I, L.P. and Journey 2000, L.P., the terminal assets and operations acquired from A&L Trucking, L.P. and U.S. Development Group,

     Transload Services, LLC, and Devco USA L.L.C. since effective dates of acquisition. The April 5, 2006 acquisition of the Journey oil and gas properties were made effective March 1, 2006. The assets and operations acquired from A&L Trucking and U.S. Development Group were acquired in three separate transactions in April 2006. We acquired all of the membership interests in Transload Services, LLC effective November 20,

     2006, and we acquired all of the membership interests in Devco USA L.L.C.

     effective December 1, 2006. We also acquired a 66 2/3% ownership interest in Entrega Pipeline LLC effective February 23, 2006, however, our earnings were not materially impacted during 2006 due to the fact that regulatory accounting provisions required capitalization of revenues and expenses until the second segment of the Entrega Pipeline is complete and in-service.

(6)  Includes results of operations for the 64.5% interest in the Claytonville unit, the seven bulk terminal operations acquired from Trans-Global

     Solutions, Inc., the Kinder Morgan Staten Island terminal, the terminal facilities located in Hawesville, Kentucky and Blytheville, Arkansas,

     General Stevedores, L.P., the North Dayton natural gas storage facility,

     the Kinder Morgan Blackhawk terminal, the terminal repair shop acquired from Trans-Global Solutions, Inc., and the terminal assets acquired from

     Allied Terminals, Inc. since effective dates of acquisition. We acquired the 64.5% interest in the Claytonville unit effective January 31, 2005. We acquired the seven bulk terminal operations from Trans-Global Solutions,

     Inc. effective April 29, 2005. The Kinder Morgan Staten Island terminal,

     the Hawesville, Kentucky terminal and the Blytheville, Arkansas terminal were each acquired separately in July 2005. We acquired all of the partnership interests in General Stevedores, L.P. effective July 31, 2005.

     We acquired the North Dayton natural gas storage facility effective August

     1, 2005. We acquired the Kinder Morgan Blackhawk terminal in August 2005 and the terminal repair shop in September 2005. We acquired the terminal assets from Allied Terminals, Inc. effective November 4, 2005.

(7)  Includes results of operations for the seven refined petroleum products terminals acquired from ExxonMobil, Kinder Morgan Wink Pipeline, L.P., an additional 5% interest in the Cochin Pipeline System, Kinder Morgan River

     Terminals LLC and its consolidated subsidiaries, TransColorado Gas

     Transmission Company, interests in nine refined petroleum products terminals acquired from Charter Terminal Company and Charter-Triad

     Terminals, LLC, and the Kinder Morgan Fairless Hills terminal since effective dates of acquisition. We acquired the seven refined petroleum products terminals from ExxonMobil effective March 9, 2004. We acquired

     Kinder Morgan Wink Pipeline, L.P. effective August 31, 2004. The additional interest in Cochin was acquired effective October 1, 2004. We acquired

     Kinder Morgan River Terminals LLC and its consolidated subsidiaries effective October 6, 2004. We acquired TransColorado effective November 1,

     2004, the interests in the nine Charter Terminal Company and Charter-Triad

     Terminals, LLC refined petroleum products terminals effective November 5,

     2004, and the Kinder Morgan Fairless Hills terminal effective December 1,

     2004.

(8)  Includes results of operations for the bulk terminal operations acquired from M.J. Rudolph Corporation, the additional 12.75% interest in the SACROC unit, the five refined petroleum products terminals acquired from Shell,

     the additional 42.5% interest in the Yates field unit, the crude oil gathering operations surrounding the Yates field unit, an additional 65%

     interest in the Pecos Carbon Dioxide Company, the remaining approximate 32%

     interest in MidTex Gas Storage Company, LLP, the seven refined petroleum products terminals acquired from ConocoPhillips and two bulk terminal facilities located in Tampa, Florida since dates of acquisition. We acquired certain bulk terminal operations from M.J. Rudolph effective

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

(9)  Includes results of operations for the additional 10% interest in the

     Cochin Pipeline System, Kinder Morgan Materials Services LLC (formerly

     Laser Materials Services LLC), the 66 2/3% interest in International Marine

     Terminals, Tejas Gas, LLC, Milwaukee Bagging Operations, the remaining 33

     1/3% interest in Trailblazer Pipeline Company, the Owensboro Gateway

     Terminal and IC Terminal Holdings Company and its consolidated subsidiaries since dates of acquisitions. The additional interest in Cochin was acquired effective December 31, 2001. Kinder Morgan Materials Services LLC was

     acquired effective January 1, 2002. We acquired a 33 1/3% interest in

     International Marine Terminals effective January 1, 2002 and an additional

     33 1/3% interest effective February 1, 2002. Tejas Gas, LLC was acquired effective January 31,


     2002. The Milwaukee Bagging Operations were acquired effective May 1, 2002.

     The remaining interest in Trailblazer was acquired effective May 6, 2002.

     The Owensboro Gateway Terminal and IC Terminal Holdings Company and its

     subsidiaries were acquired effective September 1, 2002.

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

     o    a description of our business strategy found in Items 1 and 2

          "Business and Properties - Business Strategy";

     o    a description of developments during 2006, found in Items 1 and 2

          "Business and Properties - Recent Developments"; and

     o    a description of risk factors affecting us and our business, found in

          Item 1A "Risk Factors."

     We begin with a discussion of our Critical Accounting Polices and

Estimates, those areas that are both very important to the portrayal of our financial condition and results and which require our management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Critical Accounting Policies and Estimates

     Accounting standards require information in financial statements about the risks and uncertainties inherent in significant estimates, and the application of generally accepted accounting principles involves the exercise of varying degrees of judgment. Certain amounts included in or affecting our consolidated financial statements and related disclosures must be estimated, requiring us to make certain assumptions with respect to values or conditions that cannot be known with certainty at the time the financial statements are prepared. These estimates and assumptions affect the amounts we report for our assets and liabilities, our revenues and expenses during the reporting period, and our disclosure of contingent assets and liabilities at the date of our financial statements.

     We routinely evaluate these estimates, utilizing historical experience,

consultation with experts and other methods we consider reasonable in the particular circumstances. Nevertheless, actual results may differ significantly from our estimates. Any effects on our business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known.

     In preparing our consolidated financial statements and related disclosures,

examples of certain areas that require more judgment relative to others include our use of estimates in determining:

     o    the economic useful lives of our assets;

     o    the fair values used to allocate purchase price and to determine possible asset impairment charges;

     o    reserves for environmental claims, legal fees, transportation rate cases and other litigation liabilities;

     o    provisions for uncollectible accounts receivables;


     o    exposures under contractual indemnifications; and

     o    various other recorded or disclosed amounts.

     We believe that certain accounting policies are of more significance in our consolidated financial statement preparation process than others, which policies are discussed following.

     Environmental Matters

     With respect to our environmental exposure, we utilize both internal staff and external experts to assist us in identifying environmental issues and in estimating the costs and timing of remediation efforts. We expense or capitalize, as appropriate, environmental expenditures that relate to current operations, and we record environmental liabilities when environmental assessments and/or remedial efforts are probable and we can reasonably estimate the costs. We do not discount environmental liabilities to a net present value,

and we recognize receivables for anticipated associated insurance recoveries when such recoveries are deemed to be probable.

     The steps involved in the process of managing our environmental reporting include:

     o    identifying environmental regulatory issues that may affect us with respect to potential clean-up liabilities, and the necessary level of investigation in order to determine the potential cost associated with environmental exposures;

     o    completing a materiality analysis to determine the reporting necessary for each environmental issue; and

     o    evaluating alternatives to properly manage our environmental liabilities going forward, including items such as environmental insurance to help limit estimated costs, thereby assuring our unitholders that the volatility often associated with environmental estimates will not impair the value of their holdings.

     Our recording of our environmental accruals often coincides with our completion of a feasibility study or our commitment to a formal plan of action,

but generally, we recognize and/or adjust our environmental liabilities following routine reviews of potential environmental issues and claims that could impact our assets or operations. In both December 2005 and December 2004,

after thorough reviews of any potential environmental issues and claims, we trued up (adjusted) our year-end environmental liabilities to reflect revisions to previously estimated costs. The adjustments, described more fully below,

resulted in increases in environmental expenses.

     In 2006, we made quarterly adjustments to our environmental liabilities to reflect changes in previous estimates. In addition to quarterly reviews of potential environmental issues and resulting environmental liability adjustments, we made supplemental liability adjustments in 2006 that were primarily related to newly identified and/or recently incurred environmental issues and claims (largely related to refined petroleum products pipeline releases of us and Plantation Pipe Line Company). These supplemental environmental liability adjustments were recorded pursuant to our management's requirement to recognize contingent environmental liabilities whenever the associated environmental issue is likely to occur and the amount of our liability can be reasonably estimated. In making these liability estimations, we considered the effect of environmental compliance, pending legal actions against us, and potential third-party liability claims.

     As a result, in 2006, we recorded a combined $35.4 million decrease in earnings associated with total environmental liability adjustments, including a

$17.9 million decrease in earnings associated with supplemental liability adjustments. The total environmental expense adjustments (including our share of environmental expense associated with liability adjustments recognized by

Plantation Pipe Line Company) included a $4.1 million increase in our estimated environmental receivables and reimbursables, a $3.5 million decrease in our equity investments, a $34.5 million increase in our overall accrued environmental and related claim liabilities, and a $1.5 million increase in our accrued expense liabilities.

     The $17.9 million decrease in earnings related to supplemental environmental liability adjustments resulted in a $16.4 million increase in expense to our Products Pipelines business segment and a $1.5 million increase in expense to our Natural Gas Pipelines business segment. It consisted of a

$14.9 million expense recorded within "Operations


and maintenance," a $4.9 million expense recorded within "Earnings from equity investments," and a $1.9 million reduction in expense recorded within "Income

Taxes" in our accompanying consolidated statement of income for 2006.

     Our 2005 environmental liability adjustments resulted from both revisions to previously estimated costs and from the necessity of properly adjusting our environmental expenses and accrued liabilities between our reportable business segments, and combined, the adjustments resulted in a $23.3 million increase in environmental expense that primarily affected our Products Pipelines and

Terminals business segments. The $23.3 million increase in environmental expense resulted in a $19.6 million increase in expense to our Products Pipelines business segment, a $3.5 million increase in expense to our Terminals business segment, a $0.3 million increase in expense to our CO2 business segment, and a

$0.1 million decrease in expense to our Natural Gas Pipelines business segment.

The adjustment included an $8.7 million increase in our estimated environmental receivables and reimbursables and a $32.0 million increase in our overall accrued environmental and related claim liabilities. We included the additional

$23.3 million expense within "Operations and maintenance" in our accompanying consolidated statement of income for 2005.

     In 2004, we recognized a $0.2 million increase in environmental expenses and an associated $0.1 million increase in deferred income tax expense resulting from changes to previous estimates. The $0.3 million expense item, including taxes, resulted from the necessity of properly adjusting our environmental expenses, liabilities and receivables between our four reportable business segments. The net impact of the $0.3 million expense item resulted in a $30.6 million increase in expense to our Products Pipelines business segment, a $7.6 million decrease in expense to our Natural Gas Pipelines business segment, a

$4.1 million decrease in expense to our CO2 business segment, and an $18.6 million decrease in expense to our Terminals business segment. The adjustment included an $18.9 million increase in our estimated environmental receivables and reimbursables and a $19.1 million increase in our overall accrued environmental and related claim liabilities. We included the additional $0.2 million environmental expense within "Other, net" in our accompanying consolidated statement of income for 2004.

     For more information on our environmental disclosures, see Note 16 to our consolidated financial statements included elsewhere in this report.

     Legal Matters

     We are subject to litigation and regulatory proceedings as a result of our business operations and transactions. We utilize both internal and external counsel in evaluating our potential exposure to adverse outcomes from orders,

judgments or settlements. To the extent that actual outcomes differ from our estimates, or additional facts and circumstances cause us to revise our estimates, our earnings will be affected. We expense legal costs as incurred,

and all recorded legal liabilities are revised as better information becomes available.

     SFPP, L.P. is the subsidiary limited partnership that owns our Pacific operations' pipelines, excluding CALNEV Pipe Line LLC. Tariffs charged by our

Pacific operations' pipeline systems are subject to certain proceedings at the

FERC involving shippers' complaints regarding the interstate rates, as well as practices and the jurisdictional nature of certain facilities and services.

Generally, the interstate rates on our Pacific operations' pipeline systems are

"grandfathered" under the Energy Policy Act of 1992 unless "substantially changed circumstances" are found to exist. To the extent "substantially changed circumstances" are found to exist, our Pacific operations may be subject to substantial exposure under these FERC complaints and could, therefore, owe reparations and/or refunds to complainants as mandated by FERC or the United

States' judicial system.

     In December 2005, we recorded an accrual of $105.0 million for an expense attributable to an increase in our reserves related to our rate case liability,

and we included this amount within "Operations and maintenance" in our accompanying consolidated statement of income for 2005. The factors we considered when making this additional accrual included, among others: (i) the opinions and views of our legal counsel; (ii) our experience with reparations and refunds previously paid to complainants and other shippers as required by

FERC (in 2003, we paid transportation rate reparation and refund payments in the amount of $44.9 million as mandated by the FERC); and (iii) the decision of our management as to how we intended to respond to the complaints, which included the compliance filing we submitted to the FERC on March 7, 2006.


     In accordance with the FERC's December 2005 Order and February 2006 Order on Rehearing, rate reductions were implemented on May 1, 2006. We assume that reparations and accrued interest thereon will be paid no earlier than the second quarter of 2007; however, the timing and nature of any rate reductions and reparations that may be ordered will likely be affected by the final disposition of the application of the FERC's new policy statement on income tax allowances to our Pacific operations in the FERC Docket Nos. OR92-8, OR96-2, and IS05-230

proceedings.

     We had previously estimated the combined annual impact of the rate reductions and the payment of reparations sought by shippers would be approximately 15 cents of distributable cash flow per unit. Based on our review of the December 2005 and February 2006 FERC Orders, and subject to the ultimate resolution of these issues in our compliance filings and subsequent judicial appeals, we now expect the total annual impact will be less than 15 cents per unit. We estimate that the actual, partial year impact on 2006 distributable cash flow was approximately $15.7 million. As of December 31, 2006, our total reserve related to various claims from lawsuits arising from our Pacific operations' pipeline transportation rates amounted to $108.3 million.

     In addition, in the third quarter of 2006, we made refund payments of $19.1 million to certain shippers on our Pacific operations' pipelines and we reduced our rate case liability. The payment related to a settlement agreement reached in May 2006 that resolved certain challenges by complainants with regard to delivery tariffs and gathering enhancement fees at our Pacific operations'

Watson Station, located in Carson, California.

     For more information on our Pacific operations' regulatory proceedings, see

Note 16 to our consolidated financial statements included elsewhere in this report.

     Intangible Assets

     Intangible assets are those assets which provide future economic benefit but have no physical substance. We account for our intangible assets according to the provisions of Statement of Financial Accounting Standards No. 141,

"Business Combinations" and Statement of Financial Accounting Standards No. 142,

"Goodwill and Other Intangible Assets." These accounting pronouncements introduced the concept of indefinite life intangible assets and provided that all identifiable intangible assets having indefinite useful economic lives,

including goodwill, will not be subject to regular periodic amortization. Such assets are not to be amortized until their lives are determined to be finite.

Instead, the carrying amount of a recognized intangible asset with an indefinite useful life must be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of the asset has decreased below its carrying value. We have selected an impairment measurement test date of January 1 of each year, and we have determined that our goodwill was not impaired as of January 1, 2007. As of January 1, 2007, our goodwill was $829.0 million.

     Our remaining intangible assets, excluding goodwill, include lease value,

contracts, customer relationships, technology-based assets and agreements. These intangible assets have definite lives, are being amortized on a straight-line basis over their estimated useful lives, and are reported separately as "Other intangibles, net" in our accompanying consolidated balance sheets. As of

December 31, 2006 and 2005, these intangibles totaled $213.2 million and $217.0 million, respectively.

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

     Proved reserves are the estimated quantities of oil and gas that geologic and engineering data demonstrates with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Estimates of proved reserves may change, either positively or negatively, as additional information becomes available and as contractual,

economic and political conditions change.


     Hedging Activities

     We engage in a hedging program that utilizes derivative contracts to mitigate (offset) our exposure to fluctuations in commodity prices and to balance our exposure to fixed and floating interest rates, and we believe that these hedges are generally effective in realizing these objectives. However, the accounting standards regarding hedge accounting are complex, and even when we engage in hedging transactions that are effective economically, these transactions may not be considered effective for accounting purposes.

     According to the provisions of current accounting standards, to be considered effective, changes in the value of a derivative contract or its resulting cash flows must substantially offset changes in the value or cash flows of the item being hedged. A perfectly effective hedge is one in which changes in the value of the derivative contract exactly offset changes in the value of the hedged item or expected cash flow of the future transactions in reporting periods covered by the derivative contract. The ineffective portion of the gain or loss and any component excluded from the computation of the effectiveness of the derivative contract must be reported in earnings immediately; accordingly, our financial statements may reflect some volatility due to these hedges.

     In addition, it is not always possible for us to engage in a hedging transaction that completely mitigates our exposure to unfavorable changes in commodity prices. For example, when we purchase a commodity at one location and sell it at another, we may be unable to hedge completely our exposure to a differential in the price of the product between these two locations. Even when we cannot enter into a completely effective hedge, we often enter into hedges that are not completely effective in those instances where we believe to do so would be better than not hedging at all, but due to the fact that the part of the hedging transaction that is not effective in offsetting undesired changes in commodity prices (the ineffective portion) is required to be recognized currently in earnings, our financial statements may reflect a gain or loss arising from an exposure to commodity prices for which we are unable to enter into a completely effective hedge.

Results of Operations

     Our business model is built to support two principal components:

     o    helping customers by providing energy, bulk commodity and liquids products transportation, storage and distribution; and

     o    creating long-term value for our unitholders.

     To achieve these objectives, we focus on providing fee-based services to customers from a business portfolio consisting of energy-related pipelines, bulk and liquids terminal facilities, and carbon dioxide and petroleum reserves. Our reportable business segments are based on the way our management organizes our enterprise, and each of our four segments represents a component of our enterprise that engages in a separate business activity and for which discrete financial information is available.

     Consolidated




                                                                                     Year Ended December 31,

                                                                          ---------------------------------------------

                                                                             2006              2005             2004

                                                                          ----------        ----------       ----------

                                                                                          (In thousands)

Earnings before depreciation, depletion and amortization

expense and amortization of excess cost of equity investments


  Products Pipelines..................................................    $  491,150        $  370,052       $  444,865

  Natural Gas Pipelines...............................................       574,799           500,324          418,261

  CO2.................................................................       488,170           470,887          357,636

  Terminals...........................................................       408,133           314,606          281,738

                                                                          -----------       -----------      -----------

    Segment earnings before depreciation, depletion and

      amortization of excess cost of equity investments(a)............     1,962,252         1,655,869        1,502,500

  Depreciation, depletion and amortization expense....................      (413,725)         (349,827)        (288,626)

  Amortization of excess cost of investments..........................        (5,664)           (5,644)          (5,575)

  Interest and corporate administrative expenses(b)...................      (570,720)         (488,171)        (376,721)

                                                                          -----------       -----------      -----------

    Net income........................................................    $  972,143        $  812,227       $  831,578

                                                                          ===========       ===========      ===========




-----------------

(a)  Includes revenues, earnings from equity investments, income taxes,

     allocable interest income and other, net, less operating expenses and other expense (income). Operating expenses include natural gas purchases and other costs of sales, operations and maintenance expenses, fuel and power expenses and taxes, other than income taxes.

     2006 amount includes supplemental environmental liability adjustments resulting in a $16,448 increase in expense to our Products Pipelines business segment and a $1,500 increase in expense to our Natural Gas

     Pipelines business segment. Also includes a $15,114 gain to our Natural Gas

     Pipelines business segment from the combined sale of our Douglas natural gas gathering system and Painter Unit fractionation facility, an $11,275 net increase in income to our Terminals business segment from the combined effect of a property casualty insurance gain and incremental repair and clean-up expenses (both associated with the 2005 hurricane season), a

     $6,244 reduction in expense to our Natural Gas Pipelines business segment due to the release of a reserve related to a natural gas pipeline contract obligation, a $5,700 increase in income to our Products Pipelines business segment from the settlement of transmix processing contracts, and a $1,819 decrease in revenues to our CO2 business segment related to a loss on derivative contracts used to hedge forecasted crude oil sales.

     2005 amount includes a rate case liability adjustment resulting in a

     $105,000 expense to our Products Pipelines business segment, a $13,691 increase in expense to our Products Pipelines business segment resulting from a North System liquids inventory reconciliation adjustment, and environmental liability adjustments resulting in a $19,600 expense to our

     Products Pipelines business segment, an $89 reduction in expense to our

     Natural Gas Pipelines business segment, a $298 increase in expense to our

     CO2 business segment and a $3,535 increase in expense to our Terminals business segment.

     2004 amount includes environmental liability adjustments resulting in a

     $30,611 increase in expense to our Products Pipelines business segment, a

     $7,602 reduction in expense to our Natural Gas Pipelines business segment,

     a $4,126 reduction in expense to our CO2 business segment and an $18,571 reduction in expense to our Terminals business segment.

(b)  Includes unallocated interest income, interest and debt expense, general and administrative expenses (including unallocated litigation and environmental expenses), minority interest expense and loss from early extinguishment of debt (2004 only).

     Driven by strong financial results from natural gas sales, storage and processing activities, and by incremental earnings from both dry-bulk product and petroleum liquids terminal operations, we achieved a record level of net income in 2006. For the year 2006, our net income was $972.1 million ($2.04 per diluted unit) on revenues of $8,954.6 million. This compares with net income of

$812.2 million ($1.58 per diluted unit) on revenues of $9,787.1 million in 2005,

and net income of $831.6 million ($2.22 per diluted unit) on revenues of

$7,932.9 million in 2004.

Segment earnings before depreciation, depletion and amortization expenses

     Because our partnership agreement requires us to distribute 100% of our available cash to our partners on a quarterly basis (available cash consists primarily of all our cash receipts, less cash disbursements and changes in reserves), we consider each period's earnings before all non-cash depreciation,

depletion and amortization expenses, including amortization of excess cost of equity investments, to be an important measure of our success in maximizing returns to our partners. We also use segment earnings before depreciation,

depletion and amortization expenses (defined in the table above) internally as a measure of profit and loss used for evaluating segment performance and for deciding how to allocate resources to our four reportable business segments.

Combined, our four business segments reported earnings before depreciation,

depletion and amortization of $1,962.3 million in 2006, $1,655.9 million in 2005 and $1,502.5 million in 2004.

     Both the $306.4 million (19%) increase in total segment earnings before depreciation, depletion, and amortization in 2006 compared to 2005, and the

$153.4 million (10%) increase in 2005 compared to 2004 were attributable to internal growth and expansion and to incremental contributions from assets and operations acquired since the end of 2004. Combined, the net effect of the certain other items described in footnote (a) in the table above resulted in a

$160.6 million (8%) increase in total segment earnings before depreciation,

depletion and amortization expenses in 2006 relative to 2005, and a $141.7 million (8%) decrease in segment earnings in 2005 relative to 2004. The remaining increases of $145.8 million (3%) and $295.1 million (20%),

respectively, in total segment earnings before depreciation, depletion and amortization in 2006 and 2005, relative to prior years, consisted of the following:


     o    increases of $78.7 million (4%) and $55.0 million (21%), respectively,

          from our Terminals segment--primarily driven by both higher revenues earned from transporting and storing higher volumes of petroleum and petrochemical-related liquids and dry-bulk material products, and incremental earnings from the impact of completed internal expansion projects and acquired terminal operations since the end of 2004;

     o    increases of $54.7 million (11%) and $89.6 million (22%),

          respectively, from our Natural Gas Pipelines segment--largely due to improved sales margins on renewal and incremental natural gas sales contracts, higher earnings from natural gas storage, gathering and treating operations, and in 2006, to higher earnings from natural gas processing activities;

     o    increases of $18.8 million (4%) and $117.7 million (33%),

          respectively, from our CO2 segment--primarily due to higher sales of carbon dioxide, crude oil, and natural gas processing plant liquids products at higher average prices, and to higher revenues from carbon dioxide transportation and related services associated with enhanced crude oil recovery operations; and

     o    a decrease of $6.4 million (1%) and an increase of $32.8 million (7%),

          respectively, from our Products Pipelines segment. As described more fully below in "--Products Pipelines," the decrease in 2006 compared to 2005 was largely related to incremental pipeline maintenance expenses related to a change (beginning in the third quarter of 2006)

          that transferred certain pipeline integrity management costs from sustaining capital expenditures to expense. The increase in segment earnings before depreciation, depletion and amortization in 2005 compared to 2004 was mainly due to higher revenues from deliveries of refined petroleum products and natural gas liquids, higher revenues from refined products terminal operations, and to incremental earnings from the acquisition of Southeast terminal operations acquired in

          2004;

     While it is difficult to predict change in demand for energy transportation, as well as future prices for energy commodity products and overall economic trends, going forward, we anticipate a 12% increase in our total segment earnings before depreciation, depletion, and amortization expenses in 2007 compared to 2006. The key to our anticipated growth in 2007 will be the continued expansion of our businesses, principally through capital investments that will add throughput capacity to our refined products and natural gas pipeline systems, increase our natural gas storage capacity, expand and enhance our terminal services, and add infrastructure to our crude oil development and carbon dioxide flooding operations.

     Additionally, we declared a cash distribution of $0.83 per unit for the fourth quarter of 2006 (an annualized rate of $3.32 per unit). This distribution was 4% higher than the $0.80 per unit distribution we made for the fourth quarter of 2005, and 12% higher than the $0.74 per unit distribution we made for the fourth quarter of 2004. We expect to declare cash distributions of at least

$3.44 per unit for 2007; however, no assurance can be given that we will be able to achieve this level of distribution, and our expectation does not take into account any capital costs associated with financing the payment of reparations sought by shippers on our Pacific operations' interstate pipelines. Our general partner and our common and Class B unitholders receive quarterly distributions in cash, while KMR, the sole owner of our i-units, receives quarterly distributions in additional i-units. The value of the quarterly per-share distribution of i-units is based on the value of the quarterly per-share cash distribution made to our common and Class B unitholders.

     Products Pipelines




                                                                                    Year Ended December 31,

                                                                          -------------------------------------------

                                                                             2006            2005             2004

                                                                          ----------      ----------       ----------

                                                                          (In thousands, except operating statistics)


  Revenues.............................................................   $ 776,268       $  711,886       $  645,249

  Operating expenses(including adjustments)(a).........................    (308,296)        (366,048)        (222,036)

  Earnings from equity investments(b)..................................      16,336           28,446           29,050

  Interest income and Other, net- income (expense)(c)..................      12,017            6,111            4,677

  Income taxes(d)......................................................      (5,175)         (10,343)         (12,075)

                                                                          ----------      -----------      -----------

    Earnings before depreciation, depletion and amortization

     expense and amortization of excess cost of equity investments.....     491,150          370,052          444,865

  Depreciation, depletion and amortization expense.....................     (82,888)         (79,199)         (71,263)

  Amortization of excess cost of equity investments....................      (3,362)          (3,350)          (3,281)

                                                                          ----------      -----------      -----------

    Segment earnings...................................................   $ 404,900       $  287,503       $  370,321

                                                                          ==========      ===========      ===========


                                                                                    Year Ended December 31,

                                                                          -------------------------------------------

                                                                             2006            2005             2004

                                                                          ----------      ----------       ----------

                                                                          (In thousands, except operating statistics)

  Gasoline (MMBbl).....................................................       455.2            457.8            459.1

  Diesel fuel (MMBbl)..................................................       161.0            166.0            161.7

  Jet fuel (MMBbl).....................................................       119.5            118.1            117.8

                                                                          ----------      -----------      -----------

    Total refined products volumes (MMBbl).............................       735.7            741.9            738.6

  Natural gas liquids (MMBbl)..........................................        38.8             37.3             43.9

                                                                          ----------      -----------      -----------

    Total delivery volumes (MMBbl)(e)..................................       774.5            779.2            782.5

                                                                          ==========      ===========      ===========



--------------

(a)  2006 amount includes expense of $13,458 associated with supplemental environmental liability adjustments. 2005 amount includes expense of

     $19,600 associated with environmental liability adjustments, expense of

     $105,000 associated with a rate case liability adjustment, and expense of

     $13,691 associated with a North System liquids inventory reconciliation adjustment. 2004 amount includes expense of $30,611 associated with environmental liability adjustments.

(b)  2006 amount includes expense of $4,861 associated with environmental liability adjustments on Plantation Pipe Line Company.

(c)  2006 amount includes income of $5,700 from the settlement of transmix processing contracts.

(d)  2006 amount includes a decrease in expense of $1,871 associated with the tax effect on our share of environmental expenses incurred by Plantation

     Pipe Line Company and described in footnote (b).

(e)  Includes Pacific, Plantation, North System, CALNEV, Central Florida,

     Cypress and Heartland pipeline volumes.

     Our Products Pipelines segment's primary businesses include transporting refined petroleum products and natural gas liquids through pipelines and operating liquid petroleum products terminals and petroleum pipeline transmix processing facilities. The segment reported earnings before depreciation,

depletion and amortization of $491.2 million on revenues of $776.3 million in

2006. This compares with earnings before depreciation, depletion and amortization of $370.1 million on revenues of $711.9 million in 2005, and earnings before depreciation, depletion and amortization of $444.9 million on revenues of $645.2 million in 2004.

     Segment Earnings before Depreciation, Depletion and Amortization

     The segment's overall $121.1 million (33%) increase in earnings before depreciation, depletion and amortization expenses in 2006 compared with 2005 and its $74.8 million (17%) decrease in earnings before depreciation, depletion and amortization expenses in 2005 compared with 2004 included an increase of $127.5 million and a decrease of $107.6 million, respectively, from the combined net effect of the certain other items described in the footnotes to the table above.

These items consisted of the following:

     o    an increase in earnings of $5.7 million in 2006--related to two separate contract settlements from our petroleum transmix processing operations. First, we recorded income of $6.2 million from fees received for the early termination of a long-term transmix processing agreement at our Colton, California processing facility. Secondly, we recorded an expense of $0.5 million related to payments we made to

          Motiva Enterprises LLC in June 2006 to settle claims for prior period transmix purchase costs at our Richmond, Virginia processing facility.

          We included the net income of $5.7 million from these two items within

          "Other, net" in our accompanying consolidated statement of income for the year ended December 31, 2006;

     o    a decrease in earnings of $105.0 million in 2005--due to an increase in operating expenses related to an adjustment to our products pipelines rate case liability in December 2005. This adjustment is more fully described above in "Critical Accounting Policies and

          Estimates--Legal Matters;"

     o    a decrease in earnings of $16.4 million, $19.6 million and $30.6 million, respectively in 2006, 2005 and 2004--due to the increases in expenses associated with the adjustments of our environmental liabilities as more fully described above in "Critical Accounting

          Policies and Estimates--Environmental Matters;" and

     o    a decrease in earnings of $13.6 million in 2005--due to an increase in operating expenses related to adjustments made to account for differences between physical and book natural gas liquids inventory on our North System natural gas liquids pipeline. This inventory expense was based on a reconciliation of our North System's natural gas liquids inventory that was completed in the fourth quarter of 2005.


     The remaining $6.4 million (1%) decrease in earnings before depreciation,

depletion and amortization expenses in 2006 compared with 2005, and the remaining $32.8 million (7%) increase in earnings before depreciation, depletion and amortization expenses in 2005 compared with 2004 consisted of the following items:

     o    a decrease in earnings of $24.2 million in 2006--due to incremental pipeline maintenance expenses recognized in the last half of 2006.

          Beginning in the third quarter of 2006, the refined petroleum products pipelines and associated terminal operations included within our

          Products Pipelines segment (including Plantation Pipe Line Company,

          our 51%-owned equity investee) began recognizing certain costs incurred as part of its pipeline integrity management program as maintenance expense in the period incurred, and in addition, recorded an expense for costs previously capitalized during the first six months of 2006. The overall decrease in earnings consisted of an $11.6 million decrease related to a change that transferred certain pipeline integrity management costs from sustaining capital expenditures

          (within "Property, plant and equipment, net" on our accompanying consolidated balance sheets) to maintenance expense (within

          "Operations and maintenance" in our accompanying consolidated statements of income) and a $12.6 million decrease related to the expensing of pipeline integrity costs in the second half of 2006.

          Pipeline integrity costs encompass those costs incurred as part of an overall pipeline integrity management program, which is a process for assessing and mitigating pipeline risks in order to reduce both the likelihood and consequences of incidents. An effective pipeline integrity program is a systematic, comprehensive process that entails pipeline assessment services, maintenance and repair services, and regulatory compliance. Our pipeline integrity program is designed to provide our management the information needed to effectively allocate resources for appropriate prevention, detection and mitigation activities. Combined, this change reduced the segment's earnings before depreciation, depletion and amortization expenses by $24.2 million in 2006--increasing maintenance expenses by $20.1 million,

          decreasing earnings from equity investments by $6.6 million, and decreasing income tax expenses by $2.5 million;

     o    increases of $4.9 million (15%) and $18.6 million (133%),

          respectively, from our Southeast refined products terminal operations.

          Our Southeast terminal operations consist of 24 refined products terminals located in the southeastern United States that we acquired since December 2003. The increase in earnings before depreciation,

          depletion and amortization in 2006 compared to 2005 was driven by higher liquids throughput volumes at higher rates, relative to 2005,

          and higher margins from ethanol blending and sales activities.

          The 2005 increase included incremental earnings of $12.2 million from both the seven refined products terminal operations we acquired in

          March 2004 from ExxonMobil Corporation and the nine refined products terminal operations we acquired in November 2004 from Charter Terminal

          Company and Charter-Triad Terminals, LLC. This incremental amount represents the acquired terminals' earnings during the additional months of ownership in 2005, as compared to 2004, and does not include increases or decreases during the same months we owned the assets in both years. The remaining $6.4 million (46%) increase in earnings in

          2005 versus 2004 (representing the increase from the same months we owned all assets in both years) was primarily due to higher product throughput revenues;

     o    increases of $4.1 million (1%) and $20.8 million (7%), respectively,

          from our combined Pacific and CALNEV Pipeline operations. The increase in earnings in 2006 compared to 2005 was primarily due to a $22.6 million (6%) increase in operating revenues, which more than offset an

          $18.3 million (18%) increase in combined operating expenses. The increase in operating revenues consisted of a $14.7 million (5%)

          increase from refined products deliveries and a $7.9 million (8%)

          increase from terminal and other fee revenue. The increase in operating expenses included incremental environmental expenses of $7.3 million and incremental fuel and power expenses of $8.3 million. These incremental environmental expenses were associated with our quarterly true-ups of estimated environmental liability adjustments and were not included with the expenses associated with the supplemental environmental liability adjustments discussed above in "Critical

          Accounting Policies and Estimates--Environmental Matters." The

          increase in fuel and power expenses in 2006 compared to 2005 was largely the result of higher electricity usage and higher utility rates in 2006.

          The increase in earnings in 2005 compared to 2004 was primarily revenue driven--revenues from refined petroleum products deliveries increased $24.1 million (9%) and terminal service revenues increased

          $7.5 million (8%). The increase reflects higher pipeline delivery revenues from our Pacific operations' North Line


          pipeline, largely due to our completion of a $95 million capital expansion project in December 2004. The expansion project increased the capacity of the North Line by approximately 40%, and involved the replacement of an existing 70-mile, 14-inch diameter pipeline segment with a new 20-inch diameter line and the rerouting of certain pipeline segments away from environmentally sensitive areas and residential neighborhoods;

     o    increases of $3.7 million (12%) and $1.2 million (4%), respectively,

          from our Central Florida Pipeline. Both increases were mainly due to higher year-over-year product delivery revenues--the 2006 revenue increase was driven by higher average tariff and terminal rates, and the 2005 revenue increase resulted from an 8% increase in throughput delivery volumes;

     o    an increase of $3.1 million (11%) and a decrease of $1.7 million (6%)

          respectively, from the combined operations of our North System and

          Cypress natural gas liquids pipelines. The increase in earnings in

          2006 compared to 2005 consisted of a $3.3 million (15%) increase from our North System and a $0.2 million (4%) decrease from our Cypress

          Pipeline. The increase from our North System was primarily due to a

          $2.5 million (6%) increase in system throughput revenues, and the decrease from Cypress was mainly due to higher fuel and power costs,

          related to an over 2% increase in natural gas liquids delivery volumes in 2006 versus 2005.

          The decrease in earnings in 2005 compared to 2004 consisted of a $0.8 million (4%) decrease from our North System and a $0.9 million (15%)

          decrease from our Cypress Pipeline. The North System decrease was mainly due to higher product storage expenses, related to both a new storage contract agreement entered into in April 2004 and higher levels of year-end inventory in 2005. The Cypress Pipeline decrease was driven by lower revenues, the result of a 17% decrease in throughput volumes that was largely due to the third quarter 2005 hurricane-related closure of a petrochemical plant in Lake Charles,

          Louisiana that is served by the pipeline.

     o    an increase of $2.6 million (13%) and a decrease of $2.0 million (9%),

          respectively, from our petroleum pipeline transmix processing operations. The 2006 increase consisted of incremental earnings of

          $3.0 million from the inclusion of our Greensboro, North Carolina transmix facility in 2006, and a decrease in earnings of $0.4 million from the combined operations of our remaining transmix facilities,

          largely due to higher operating, fuel and power costs which offset increases in processing revenues. In the second quarter of 2006, we completed construction and placed into service the approximate $11 million Greensboro facility, which is capable of processing 6,000 barrels of transmix per day for Plantation and other interested parties. In 2006, the facility earned revenues of $3.6 million and incurred operating expenses of $0.6 million.

          The $2.0 million decrease in earnings in 2005 relative to 2004 was due to both lower revenues and lower other income. The decrease in revenues was due to a nearly 6% decrease in processing volumes,

          largely resulting from the disallowance, beginning in July 2004, of methyl tertiary-butyl ether blended transmix in the State of Illinois.

          The decrease in other income was due to a $0.9 million benefit taken from the reversal of certain short-term liabilities in the second quarter of 2004;

     o    an increase of $1.6 million (8%) and a decrease of $3.4 million (15%),

          respectively, from our 49.8% ownership interest in the Cochin pipeline system. The 2006 increase was largely related to lower pipeline operating expenses in 2006 compared to 2005. The decrease in expenses,

          including labor and power costs, resulted from year-to-year decreases in both pipeline delivery volumes and pipeline repair costs. The decrease in expenses more than offset a 1% drop in operating revenues in 2006 versus 2005, due mainly to a decrease in transportation volumes resulting from pipeline operating pressure restrictions.

          The decrease in earnings in 2005 resulted from both lower

          transportation revenues and higher operating expenses, when compared to 2004. The decrease in revenues was due to a drop in delivery volumes caused by extended pipeline testing and repair activities and by warmer winter weather, and the increase in operating expenses was due principally to higher pipeline repair, maintenance and testing costs;

     o    decreases of $2.0 million (5%) and $2.6 million (6%), respectively,

          from our West Coast terminal operations. The 2006 decrease reflects incremental environmental expenses of $6.2 million recognized in 2006 and not included with the expenses associated with the supplemental environmental liability adjustments discussed


          above. These environmental expenses followed quarterly reviews of any potential environmental issues that could impact our West Coast terminal operations and, when aggregated with all remaining expenses,

          resulted in a combined $9.0 million (46%) increase in operating expenses in 2006 versus 2005. The higher expenses more than offset a

          $6.5 million (11%) increase in operating revenues, largely attributable to higher fees from ethanol blending services and from revenue increases across all service activities performed at our

          Carson, California and our connected Los Angeles Harbor products terminal.

          The decrease in earnings in 2005 compared to 2004 was largely due to higher property tax expenses in 2005, due to expense reversals taken in the second quarter of 2004 pursuant to favorable property reassessments, and to lower product revenues resulting from the fourth quarter 2004 closure of our Gaffey Street products terminal located in

          San Pedro, California; and

     o    a decrease of $0.2 million (0%) and an increase of $1.9 million (6%),

          respectively, from our approximate 51% ownership interest in

          Plantation Pipe Line Company. Earnings before depreciation, depletion and amortization from our investment in Plantation were essentially flat in 2006 versus 2005, as lower equity earnings were mostly offset by lower operatorship expenses. The decrease in both lower net income and pipeline operating expenses were associated with lower year-to-year transportation revenues, due primarily to an almost 7%

          drop in overall refined products delivery volumes in 2006. The decline in volumes was primarily due to alternative pipeline service into

          Southeast markets and to changes in supply from Louisiana and

          Mississippi refineries related to new ultra low sulfur diesel and ethanol blended gasoline requirements. The drop in revenues was largely offset by lower operating and power expenses, due to the lower transportation volumes.

          The increase in earnings in 2005 relative to 2004 was mainly due to the recognition, in 2005, of incremental interest income of $2.5 million on our long-term note receivable from Plantation. In July

          2004, we loaned $97.2 million to Plantation to allow it to pay all of its outstanding credit facility and commercial paper borrowings and in exchange for this funding, we received a seven year note receivable bearing interest at the rate of 4.72% per annum.

     Segment Details

     Revenues for the segment increased $64.4 million (9%) in 2006 compared to

2005, and increased $66.7 million (10%) in 2005 compared to 2004. The respective year-to-year increases in segment revenues were principally due to the following:

     o    increases of $24.5 million (43%) and $33.1 million (141%),

          respectively, from our Southeast terminals. The 2006 increase was largely attributable to higher ethanol blending and sales revenues and higher liquids inventory sales (offset by higher costs of sales, as described below). The 2005 increase was primarily due to terminal acquisitions--including incremental revenues of $23.5 million attributable to the Charter terminals we acquired in November 2004,

          and $2.6 million attributable to the ExxonMobil terminals we acquired in March 2004;

     o    increases of $16.2 million (5%) and $26.6 million (8%), respectively,

          from our Pacific operations. The increase in revenues in 2006 compared to 2005 consisted of a $9.8 million (4%) increase in refined products delivery revenues and a $6.4 million (7%) increase in refined products terminal revenues in 2006, compared to 2005. The increase from product deliveries reflect a 2% increase in mainline delivery volumes in 2006,

          and includes the impact of both rate reductions that went into effect on May 1, 2006, based on FERC filings associated with our Pacific operations' rate litigation, and rate increases that went into effect

          July 1, 2006 and July 1, 2005, according to the FERC annual index rate increase (a producer price index-finished goods adjustment). The increase from terminal revenues was due to the higher transportation barrels and to incremental service revenues, including diesel lubricity-improving injection services that we began offering in May

          2005.

          Our Pacific operations' $26.6 million increase in revenues in 2005 relative to 2004 included increases of $21.2 million (9%) from mainline refined products delivery revenues and $5.4 million (6%) from incremental terminal revenues. The increase from products delivery revenues was driven by a 2% increase in mainline


          delivery volumes and by increases in average mainline tariff rates;

          the increase from terminal operations was primarily due to increased terminal and ethanol blending services, largely as a result of the increase in pipeline throughput, and to incremental revenues from diesel lubricity-improving injection services.

          The increase in mainline tariff rates included both FERC approved annual indexed interstate tariff increases in July 2004 and 2005, and a filed rate increase on our completed North Line expansion with the

          California Public Utility Commission. In November 2004, we filed an application with the CPUC requesting a $9 million increase in existing

          California intrastate transportation rates to reflect the in-service date of our $95 million North Line expansion project. Pursuant to CPUC regulations, this increase automatically became effective December 22,

          2004, but is being collected subject to refund, pending resolution of protests to the application by certain shippers;

     o    an increase of $6.5 million (11%) in 2006 versus 2005 from our West

          Coast terminals. Terminal revenues were flat across both 2005 and

          2004, but increased in 2006 compared to 2005 due to storage rent escalations, higher throughput barrels and rates at various locations,

          and additional tank capacity at our Carson/Los Angeles Harbor system terminals;

     o    increases of $6.4 million (11%) and $5.0 million (9%), respectively,

          from our CALNEV Pipeline. The increase in 2006 compared to 2005 consisted of a $4.9 million (11%) increase from higher refined products deliveries and a $1.5 million (11%) increase from overall terminal revenues. The increase from products deliveries was due to a

          4% increase in delivery volumes and a 6% increase in average tariff rates (including FERC annual index rate increases in July 2006 and

          2005). The higher terminal revenues resulted primarily from additional transportation barrel deliveries at our Barstow, California and Las

          Vegas, Nevada terminals, and from higher diesel lubricity additive injection service revenues. The $5.0 million increase in revenues in

          2005 versus 2004 consisted of a $2.9 million (7%) increase from refined products delivery revenues, primarily due to volume growth,

          and a $2.1 million (19%) increase from terminal operations, due to higher product storage, injection and ethanol blending services;

     o    increases of $3.8 million (10%) and $2.8 million (8%), respectively,

          from our Central Florida Pipeline. The 2006 increase was due to a 10%

          increase in average tariff rates compared to 2005. The increased rates reflect reductions in zone-based credits in 2006 versus 2005. The year-to-year increase in revenues in 2005 compared to 2004 was due to an 8% increase in transport volumes, partly due to hurricane-related pipeline delivery disruptions in the State of Florida during the third quarter of 2004;

     o    increases of $2.5 million (6%) and $1.4 million (3%), respectively,

          from our North System. The 2006 increase was due to higher natural gas liquids delivery revenues in 2006 versus 2005, driven by a 5% increase in system throughput volumes. The volume increase was primarily related to additional refinery demand in 2006 versus 2005.

          The 2005 increase was due to higher average tariff rates, which more than offset a drop in revenues caused by a decline in delivery volumes. The increase in tariff rates in 2005 over 2004 resulted from both a higher ratio of long haul shipments to shorter haul shipments and, to a lesser extent, higher published tariff rates that were approved by the FERC and became effective April 1, 2005. The new rates were associated with a cost of service filing that was approved by the

          FERC. The decline in volumes was mainly related to lower propane demand due to warmer winter weather in the Midwest during 2005 relative to 2004; and

     o    decreases of $0.5 million (1%) and $1.8 million (5%), respectively,

          from our ownership interest in the Cochin pipeline system, as described above.

     Combining all of the segment's operations, total delivery volumes of refined petroleum products decreased 0.8% in 2006 compared to 2005, but increased 0.4% in 2005 compared to 2004. Compared to last year, our Pacific operations' total delivery volumes were up 1.7%, due in part to the East Line expansion which was in service for the last seven months of 2006. The expansion project substantially increased pipeline capacity from El Paso, Texas to Tucson and Phoenix, Arizona. In addition, our CALNEV Pipeline delivery volumes were up

4.2% in 2006 versus 2005, due primarily to strong demand from the Southern

California and Las Vegas, Nevada markets. The overall decrease in year-to-year segment deliveries of refined products was largely related to a 6.8% drop in volumes from


the Plantation Pipeline in 2006, as described above. Compared to 2005, total deliveries of natural gas liquids increased 4.0% in 2006, driven by the higher volumes on our North System.

     For 2005, the overall increase in delivery volumes compared with 2004 included increases on Pacific, Central Florida and CALNEV, offset by a decrease on Plantation. Excluding Plantation, which was impacted by Gulf Coast hurricanes and post-hurricane refinery disruptions in 2005, refined products delivery volumes increased 2.5% in 2005 compared to 2004. By product, deliveries of gasoline, diesel fuel and jet fuel increased 1.6%, 5.0% and 2.6%, respectively,

in 2005 compared to 2004. Year-to-year deliveries of natural gas liquids were down 15% in 2005 versus 2004. The decrease was due to low demand for propane on both the North System and the Cypress Pipeline. The drop in demand on the North

System was primarily due to a minimal grain drying season and to warmer weather in 2005; the drop on Cypress was chiefly due to reduced demand from a petrochemical plant located in Lake Charles, Louisiana, resulting from hurricane-related closures in 2005.

     The segment's operating expenses, which consist of all cost of sales expenses, operating and maintenance expenses, fuel and power expenses, and all tax expenses, excluding income taxes, decreased $57.8 million (16%) in 2006 versus 2005 and increased $144.0 million (65%) in 2005 versus 2004. Combined,

the net effect attributable to four items previously discussed: (i) the expensing of pipeline integrity costs in 2006; (ii) the adjusting of segment environmental liability balances in 2006, 2005 and 2004; (iii) the adjusting of our Pacific operations' pipeline rate case liability in 2005; and (iv) the expensing of inventory costs associated with the reconciliation of our North

System's inventory balances in 2005, resulted in a $104.7 million decrease in operating expenses in 2006 relative to 2005, and a $107.6 million increase in operating expenses in 2005 relative to 2004.

     The remaining year-over-year increases of $46.9 million (21%) in 2006 compared to 2005 and $36.4 million (19%) in 2005 compared to 2004, primarily consisted of the following:

     o    increases of $19.6 million (82%) and $14.5 million (153%),

          respectively, from our Southeast terminals. The 2006 increase was largely attributable to higher costs of sales related to higher ethanol blending and higher ethanol and liquids purchases (offset by higher ethanol revenues). The 2005 increase was primarily due to incremental expenses related to the terminal operations we acquired in

          2004--including expenses of $13.0 million attributable to the Charter terminals we acquired in November 2004, and $0.9 million attributable to the ExxonMobil terminals we acquired in March 2004;

     o    increases of $18.3 million (18%) and $11.7 million (13%),

          respectively, from our combined Pacific and CALNEV Pipeline operations. The 2006 increase was due to a lower capitalization of expenses, relative to 2005, higher fuel and power, and higher remedial and repair expenses. The decrease in capitalized costs was primarily due to the expensing of pipeline integrity management costs in 2006,

          versus capitalizing such costs in the prior year. The increase in fuel and power expenses was due to higher refined products delivery volumes and higher average utility rates in 2006, and to a utility rebate credit received in the first quarter of 2005. The increase in pipeline repair expenses was largely related to pipeline failures and releases that have occurred since the end of 2005.

          The $11.7 million increase in expenses in 2005 compared to 2004 was mainly due to higher labor and operating expenses, including incremental power expenses, associated with increased transportation volumes and terminal operations. The segment also incurred higher maintenance and inspection expenses during 2005 as a result of environmental issues, clean-up, and pipeline repairs associated with wash-outs that were caused by flooding in the State of California in the first quarter of 2005;

     o    increases of $9.0 million (46%) and $1.6 million (9%), respectively,

          from our West Coast terminals. The increase in expenses in 2006 relative to 2005 was primarily related to incremental environmental expenses of $6.2 million (not related to the segment's supplemental environmental liability adjustments in 2006) and to higher materials and supplies expense as a result of lower capitalized overhead. The increase in operating expenses in 2005 compared to 2004 was chiefly due to higher property tax expenses, described above, and higher cost of sales related to incremental terminal services;

     o    increases of $0.2 million (2%) and $1.4 million (18%), respectively,

          from our Central Florida Pipeline operations. The increase in 2006 compared to 2005 was due to incremental environmental expenses (not


          related to the segment's supplemental environmental liability adjustments in 2006). The increase in operating expenses in 2005 compared to 2004 was primarily due to higher maintenance expenses, due to additional expense accruals related to a pipeline release occurring in September 2005;

     o    a decrease of $1.7 million (10%) and an increase of $2.9 million

          (22%), respectively, from our proportionate interest in the Cochin

          Pipeline. The decrease in expenses in 2006 was mainly due to the drop in throughput volumes in 2006 compared to 2005. The increase in expenses in 2005 versus 2004 was primarily due to higher labor and outside services associated with pipeline maintenance and testing costs, and partly due to a full year's inclusion of an additional 5%

          ownership interest in Cochin. Effective October 1, 2004, we acquired an additional undivided 5% interest in the Cochin pipeline system for approximately $10.9 million, bringing our total interest to 49.8%; and

     o    a decrease of $0.5 million (3%) and an increase of $2.9 million (16%),

          respectively, from our North System. The 2006 decrease was due to both higher product gains and lower fuel and power expenses relative to

          2005, partly offset by higher property tax expenses related to an expense true-up recognized in the third quarter of 2006. The 2005 increase was primarily due to higher liquids storage expenses in 2005,

          as discussed above.

     Earnings from our Products Pipelines' equity investments were $16.3 million in 2006, $28.4 million in 2005 and $29.1 million in 2004. Earnings from equity investments consist primarily of our approximate 51% interest in the pre-tax income of Plantation Pipe Line Company and our 50% interest in the net income of

Heartland Pipeline Company and Johnston County Terminal, LLC. We include our proportionate share of Plantation's income tax expenses within "Income taxes" in our accompanying statements of income, and the interest income we earn on loans to Plantation are reported within "Interest, net" in our accompanying statements of income.

     The $12.1 million (43%) decrease in equity earnings in 2006 compared to

2005 was mainly due to lower equity earnings from Plantation, due to both a $6.6 million decrease for our proportionate share of Plantation's pre-tax pipeline integrity expenses that were recognized in the second half of 2006, and a $4.9 million decrease for our proportionate share of pre-tax environmental expenses recognized by Plantation in the second quarter of 2006. This environmental expense was related to supplemental environmental and clean-up liability adjustments associated with an April 17, 2006 pipeline release of turbine fuel from Plantation's 12-inch petroleum products pipeline located in Henrico County,

Virginia.

     The $0.7 million (2%) decrease in equity earnings in 2005 compared to 2004 primarily consisted of a $1.3 million (5%) decrease related to our investment in

Plantation and a $0.8 million (55%) increase related to our investment in

Heartland. For our investment in Plantation, the decrease was due to lower overall pre-tax income earned by Plantation, due to, among other things, higher operating expenses and higher interest expenses. For our investment in

Heartland, the increase was due to Heartland's higher net income, primarily due to higher pipeline delivery volumes in 2005 versus 2004.

     The segment's income from allocable interest income and other income and expense items increased $5.9 million (97%) in 2006 compared to 2005, and increased $1.4 million (31%) in 2005 compared to 2004. The 2006 increase was primarily due to the $5.7 million other income item from the favorable settlement of transmix processing contracts in the second quarter of 2006, and partly due to higher administrative overhead collected by our West Coast terminals from reimbursable projects. For 2005, the increase primarily related to incremental interest income of $2.5 million on our long-term note receivable from Plantation, as discussed above.

     Income tax expenses decreased $5.2 million (50%) in 2006 compared to 2005,

and decreased $1.7 million (14%) in 2005 compared to 2004. The decrease in 2006 versus 2005 was related to the lower pre-tax earnings from Cochin and

Plantation, and the decrease in 2005 versus 2004 was mainly due to lower income tax on Cochin due to the decrease in Canadian operating results in 2005.

     Non-cash depreciation, depletion and amortization charges, including amortization of excess cost of investments, were $86.3 million, $82.5 million and $74.5 million in each of the years ended December 31, 2006, 2005 and 2004,

respectively. The $3.8 million (5%) increase in 2006 compared to 2005 was primarily due to higher depreciation expenses from our Pacific and Southeast terminal operations. The increase from our Pacific operations related to higher depreciable costs as a result of capital spending for both pipeline and storage expansion since the end of 2005


in order to strengthen and enhance our business operations on the West Coast.

The increase from our Southeast terminal operations related to incremental depreciation charges resulting from final purchase price allocations, made in the fourth quarter of 2005, for depreciable terminal assets we acquired in

November 2004 from Charter Terminal Company and Charter-Triad Terminals, LLC.

     The overall $8.0 million (11%) increase in depreciation expenses in 2005 compared to 2004 was primarily due to higher depreciation expenses from our

Pacific operations, related to the capital investments made since the end of

2004, as well as to incremental depreciation expenses of $1.8 million related to the Southeast terminal assets we acquired in March and November 2004.

     Natural Gas Pipelines




                                                                                     Year Ended December 31,

                                                                          --------------------------------------------

                                                                             2006             2005             2004

                                                                          ----------       ----------       ----------

                                                                          (In thousands, except operating statistics)


  Revenues.............................................................   $  6,577,661    $ 7,718,384     $ 6,252,921

  Operating expenses (including environmental adjustments)(a)..........     (6,042,639)    (7,254,979)     (5,854,557)

  Earnings from equity investments.....................................         40,447         36,812          19,960

  Interest income and Other, net - income (expense)....................            753          2,729           1,832

  Income taxes.........................................................         (1,423)        (2,622)         (1,895)

                                                                          -------------   ------------    ------------

    Earnings before depreciation, depletion and amortization

     expense and amortization of excess cost of equity investments.....        574,799        500,324         418,261

  Depreciation, depletion and amortization expense.....................        (65,374)       (61,661)        (53,112)

  Amortization of excess cost of equity investments....................           (285)          (277)           (277)

                                                                          -------------   ------------    ------------

    Segment earnings...................................................   $    509,140    $   438,386     $   364,872

                                                                          =============   ============   =============

  Natural gas transport volumes (Trillion Btus)(b).....................        1,440.9        1,317.9         1,353.1

                                                                          =============   ============   =============

  Natural gas sales volumes (Trillion Btus)(c).........................          909.3          924.6           992.4

                                                                          =============   ============   =============



----------------

(a)  2006 amount includes expense of $1,500 associated with supplemental environmental liability adjustments, a $6,244 reduction in expense due to the release of a reserve related to a natural gas pipeline contract obligation, and a $15,114 gain from the combined sale of our Douglas natural gas gathering system and Painter Unit fractionation facility. 2005 and 2004 amounts include decreases in expense of $89 and $7,602,

     respectively, associated with environmental liability adjustments.

(b)  Includes Kinder Morgan Interstate Gas Transmission, Texas intrastate natural gas pipeline group, Trailblazer and TransColorado pipeline volumes.

     TransColorado annual volumes are included for all three years (acquisition date November 1, 2004).

(c)  Represents Texas intrastate natural gas pipeline group.

     Our Natural Gas Pipelines segment's primary businesses involve marketing,

transporting, storing, gathering and processing natural gas through both intrastate and interstate pipeline systems and related facilities. In 2006, the segment reported earnings before depreciation, depletion and amortization of

$574.8 million on revenues of $6,577.7 million. This compares with earnings before depreciation, depletion and amortization of $500.3 million on revenues of

$7,718.4 million in 2005 and earnings before depreciation, depletion and amortization of $418.3 million on revenues of $6,252.9 million in 2004.

     Segment Earnings before Depreciation, Depletion and Amortization

     The segment's overall $74.5 million (15%) increase in earnings before depreciation, depletion and amortization expenses in 2006 compared with 2005 and its $82.0 million (20%) increase in earnings before depreciation, depletion and amortization expenses in 2005 compared with 2004 included an increase of $19.8 million and a decrease of $7.6 million, respectively, from the combined net effect of the certain other items described in footnote (a) to the table above.

These items consisted of the following:

     o    an increase in earnings of $15.1 million in 2006--due to the sale of our Douglas natural gas gathering system and Painter Unit

          fractionation facility in April 2006. Effective April 1, 2006, we sold these two assets to a third party for approximately $42.5 million in cash, and we included a net gain of $15.1 million within "Other expense (income)" in our accompanying consolidated statement of income for 2006. For more information on this gain, see Note 2 to our consolidated financial statements included elsewhere in this report;


     o    an increase in earnings of $6.2 million in 2006--due to release of a reserve related to a natural gas purchase/sales contract associated with the operations of our West Clear Lake natural gas storage facility located in Harris County, Texas. We acquired this storage facility as part of our acquisition of Kinder Morgan Tejas on January

          31, 2002, and upon acquisition, we established a reserve for a contract liability; and

     o    a decrease in earnings of $1.5 million in 2006 and an increase in earnings of $7.6 million in 2004--due to changes in environmental operating expenses associated with the adjustments of our

          environmental liabilities as more fully described above in "Critical

          Accounting Policies and Estimates--Environmental Matters."

     The segment's remaining $54.7 million (11%) increase in earnings before depreciation, depletion and amortization expenses in 2006 compared with 2005 was driven by higher earnings from our Texas intrastate natural gas pipeline group,

primarily from improved margins resulting from the negotiation of renewal and incremental gas purchase and sales contracts, and by higher earnings from natural gas storage and processing activities. Our Texas intrastate group includes the operations of the following four natural gas pipeline systems:

Kinder Morgan Tejas (including Kinder Morgan Border Pipeline), Kinder Morgan

Texas Pipeline, Kinder Morgan North Texas Pipeline and our Mier-Monterrey Mexico

Pipeline. Combined, the group accounted for 55% of the total increase in segment earnings before depreciation, depletion and amortization in 2006 versus 2005.

     The segment's remaining $89.6 million (22%) increase in earnings in 2005 compared with 2004 was mainly due to higher margins on recurring natural gas sales business and higher storage and service revenues from our Texas intrastate group, and to incremental contributions from the inclusion of our TransColorado

Pipeline, a 300-mile interstate natural gas pipeline system that extends from the Western Slope of Colorado to the Blanco natural gas hub in northwestern New

Mexico. We acquired the TransColorado Pipeline from KMI on November 1, 2004, and the incremental amounts above relate to TransColorado's operations during the first ten months of 2005 and do not include increases or decreases during the same two months we owned the asset in both 2005 and 2004.

     Specifically, the respective remaining changes in year-to-year segment earnings before depreciation, depletion and amortization expense in 2006 versus

2005, and 2005 versus 2004, consisted of the following:

     o    increases of $34.6 million (13%) and $30.1 million (13%),

          respectively, from our Texas intrastate natural gas pipeline group--due primarily to improved margins on the group's natural gas purchase and sales activities, described above. With regard to our natural gas sales activities, margin is defined as the difference between the prices at which we buy gas in our supply areas and the prices at which we sell gas in our market areas, less the cost of fuel to transport. In 2006, our Texas intrastate group's natural gas sales margin increased $48.0 million (34%) over 2005; and in 2005, the group's margin increased $30.7 million (28%) over 2004. The group's margin can vary depending upon, among other things, the price volatility of natural gas produced and delivered in Texas and in the surrounding Gulf Coast region, the changes in availability and demand for transportation and storage capacities, and any changes in the terms or conditions in which natural gas is purchased and sold.

          Additionally, we manage price risk associated with unfavorable changes in natural gas prices by using energy derivative contracts, such as over-the-counter forward contracts and both fixed price and basis swaps, to help lock-in favorable margins from our natural gas purchase and sales activities, thereby generating more stable earnings during periods of fluctuating natural gas prices;

     o    increases of $10.2 million (10%) and $2.4 million (2%), respectively,

          from our Kinder Morgan Interstate Gas Transmission system. The increase in 2006, relative to 2005, was due largely to higher revenues earned in 2006 from both operational sales of natural gas and natural gas park and loan services. The increase in 2006 earnings from these incremental revenues more than offset a relative decrease in earnings resulting from favorable natural gas imbalance valuation adjustments recognized in 2005.

          The increase in earnings in 2005 compared to 2004 was due mainly to higher revenues from both favorable fuel recovery volumes and prices and favorable imbalance valuation adjustments. In addition, KMIGT realized lower operating expenses in 2005 compared to 2004, primarily due to the expensing, in the fourth quarter of 2004, of certain capitalized project costs that no longer held realizable economic benefits. The


          increase in revenues in 2005 versus 2004 was partially offset by lower margins on operational gas sales and reduced cushion gas volumes sold;

     o    increases of $4.3 million (13%) and $17.3 million (119%),

          respectively, from our 49% equity investment in Red Cedar Gathering

          Company--due largely to higher natural gas gathering revenues and to higher prices on incremental sales of excess fuel gas. Additionally,

          since the end of 2004, we reduced the amount of natural gas lost and used within the system during gathering operations, which in turn has increased natural gas volumes available for sale;

     o    increases of $3.8 million (10%) and $33.5 million respectively, from our TransColorado Pipeline--the 2006 increase was largely due to higher natural gas transmission revenues earned in 2006 compared to

          2005. The revenue increase related to higher natural gas delivery volumes resulting from both system improvements and the successful negotiation of incremental firm transportation contracts. The pipeline system improvements were associated with an expansion, completed since the end of the first quarter of 2005, on the northern portion of the pipeline. TransColorado's north system expansion project was in-service on January 1, 2006, and provides for up to 300 million cubic feet per day of additional northbound transportation capacity.

          The overall increase in earnings in 2005 compared to 2004 was primarily due to incremental earnings of $31.8 million, representing

          TransColorado's earnings before depreciation, depletion and amortization expenses in the first ten months of 2005 (after acquiring the pipeline on November 1, 2004);

     o    an increase of $2.3 million (21%) and a decrease of $5.1 million

          (32%), respectively, from the combined operations of our Casper

          Douglas and Painter natural gas gathering and processing operations.

          The 2006 increase in earnings was primarily related to incremental earnings associated with favorable hedge settlements from our Casper

          Douglas natural gas gathering and processing operations. We benefited from comparative differences in hedge settlements associated with the rolling-off of older low price crude oil and propane positions at

          December 31, 2005. The 32% decrease in earnings in 2005 versus 2004 was mainly due to higher cost of sales expense and higher commodity hedging costs in 2005. The higher cost of sales expense reflected higher natural gas purchase costs, due to higher average gas prices in

          2005. The higher commodity hedging costs was chiefly due to unfavorable changes in settlement prices;

     o    increases of $0.3 million (1%) and $10.9 million (28%), respectively,

          from our Trailblazer Pipeline--due primarily to timing differences on the settlements of pipeline transportation imbalances in 2006 and

          2005, compared to the respective year-earlier periods. These pipeline imbalances are due to differences between the volumes received and the volumes delivered at inter-connecting points on the pipeline, and generally, our imbalances are either settled in cash or made up in kind subject to both the pipelines' various tariff provisions and operational balancing agreements with shippers. The increase in earnings in 2006 compared to 2005 was also due to incremental sales of operational natural gas in the fourth quarter of 2006, largely related to timing differences; and

     o    a decrease of $0.8 million (13%) and an increase of $0.5 million (9%),

          respectively, from the combined earnings of our remaining natural gas operations, including our previous 50% investment in Coyote Gas

          Treating, LLC and our 25% investment in Thunder Creek Gas Services,

          LLC--the decrease in 2006 was due to both the absence of equity earnings from our investment in Coyote and to lower natural gas gathering income from Thunder Creek. Effective September 1, 2006, we and the Southern Ute Indian Tribe contributed the value of our respective 50% ownership interests in Coyote Gas Treating, LLC to Red

          Cedar, and as a result, Coyote Gas Treating, LLC became a wholly owned subsidiary of Red Cedar.

          The increase in earnings in 2005 compared to 2004 was largely due to incremental interest income from our long-term note receivable from

          Coyote. In 2005, we allocated this interest income to our Natural Gas

          Pipelines business segment, versus treating it as unallocated interest income in 2004. In March 2006, we contributed the principal amount of

          $17.0 million related to this note to our equity investment in Coyote.

          For more information on this note and on our equity contribution to

          Red Cedar, see Note 12 to our consolidated financial statements included elsewhere in this report.


     Segment Details

     In 2006, total segment operating revenues, including revenues from natural gas sales, decreased $1,140.7 million (15%) compared to 2005, and combined operating expenses, including natural gas purchase costs, decreased $1,212.3 million (17%). In 2005, the segment reported significant increases in both revenues and operating expenses when compared to the year-earlier period--revenues increased $1,465.5 million (23%) and operating expenses increased $1,400.4 million (24%). The year-to-year changes in total segment revenues and total segment operating expenses largely represented the respective changes in our Texas intrastate group's natural gas sales revenues and natural gas purchase expenses, due primarily to year-over-year changes in natural gas prices.

     Our Intrastate group's purchase and sale activities result in considerably higher revenues and operating expenses compared to the interstate operations of our Rocky Mountain pipelines, which include our KMIGT, Trailblazer and

TransColorado pipelines. All three pipelines charge a transportation fee for gas transmission service and have the authority to initiate natural gas sales primarily for operational purposes, but none engage in significant gas purchases for resale. We did, however, realize incremental revenues of $36.2 million and incremental operating expenses of $4.5 million from the ownership of our

TransColorado Pipeline in the first ten months of 2005.

     As discussed above, our Texas intrastate group both purchases and sells significant volumes of natural gas. Compared to the respective prior year,

revenues from the sales of natural gas from our Intrastate group decreased

$1,154.4 million (16%) in 2006, and increased $1,404.1 million (24%) in 2005;

similarly, the group's costs of sales expense, including natural gas purchase costs, decreased $1,202.4 million (17%) in 2006, and increased $1,373.4 million

(24%) in 2005.

     Since our Texas intrastate group sells natural gas in the same price environment in which it is purchased, any increases in its gas purchase costs are largely offset by corresponding increases in its sales revenues. Due to this offsetting of revenues and expenses, we believe that margin is a better comparative performance indicator than either revenues or cost of sales, and our objective is to match purchases and sales in the aggregate, and to lock-in an acceptable margin by capturing the difference between our average gas sales prices and our average gas purchase and cost of fuel prices. Our strategy involves relying mainly on long-term natural gas sales and purchase agreements,

with some purchases and sales being made in the spot market in order to provide some flexibility to balance supply and demand in reaction to changing market conditions.

     Our Texas intrastate groups' natural gas sales margin increased $48.0 million (34%) and $30.7 million (28%), respectively, in 2006 and 2005, when compared to the year-earlier period. The variations in natural gas sales margin were driven by changes in natural gas prices and sales volumes--the $48.0 million margin increase in 2006 consisted of a $59.3 million increase from favorable changes in average sales versus average purchase prices (favorable price variance), and a $11.3 million decrease from lower volumes (unfavorable volume variance)--the $30.7 million margin increase in 2005 consisted of a $40.0 million increase from favorable changes in average sales prices versus average purchase prices, and a $9.3 million decrease from lower volumes. Also, the intrastate groups' margins from natural gas processing activities increased

$10.1 million (53%) in 2006 compared to 2005, and decreased $3.8 million (17%)

in 2005 compared to 2004.

     We account for the segment's investments in Red Cedar Gathering Company,

Thunder Creek Gas Services, LLC, and prior to September 1, 2006, Coyote Gas

Treating, LLC under the equity method of accounting. Combined earnings from these three investees increased $3.6 million (10%) and $16.9 million (84%),

respectively, in 2006 and 2005, when compared to year-earlier periods. The increases were chiefly due to higher net income earned by Red Cedar during 2006 and 2005, partially offset by lower net income from our combined investments in

Coyote Gas Treating LLC and Thunder Creek Gas Services, LLC, all discussed above.

     The segment's combined interest income and earnings from other income items

(Other, net) decreased $2.0 million (72%) in 2006 compared to 2005, and increased $0.9 million in 2005 compared to 2004. The 2006 decrease was chiefly due to a gain from a property disposal by our Kinder Morgan Tejas Pipeline in the third quarter of 2005. The 2005 increase was mainly due to the allocation of interest income earned, in 2005, on our note receivable from Coyote Gas

Treating, LLC. Income tax expenses changed slightly over both 2006 and

2005--decreasing $1.2 million (46%) in 2006, and increasing $0.7 million (38%)

in 2005, when compared to prior years. The changes primarily related to tax accrual adjustments related to the operations of our Mier-Monterrey Mexico

Pipeline.


     The segment's non-cash depreciation, depletion and amortization charges,

including amortization of excess cost of investments increased $3.7 million (6%)

in 2006 compared to 2005, and increased $8.5 million (16%) in 2005 compared to

2004. The 2006 increase was largely attributable to higher year-to-year depreciation expenses from our Texas intrastate natural gas pipeline group, due both to incremental capital spending during 2006, and to additional depreciation charges related to the group's acquisition of our North Dayton, Texas natural gas storage facility in August 2005. The 2005 increase was due to incremental depreciation expenses of $4.2 million from the inclusion of the acquired

TransColorado Pipeline, and higher depreciation expenses on the assets of our

Texas intrastate natural gas pipeline group, due to additional capital investments made since the end of 2004.

     CO2




                                                                                     Year Ended December 31,

                                                                          --------------------------------------------

                                                                             2006             2005             2004

                                                                          ----------       ----------       ----------

                                                                           (In thousands, except operating statistics)


  Revenues(a)..........................................................   $  736,524       $  657,594       $  492,834

  Operating expenses (including environmental adjustments)(b)..........     (268,111)        (212,636)        (169,256)

  Earnings from equity investments.....................................       19,173           26,319           34,179

  Other, net - income (expense)........................................          808               (5)              26

  Income taxes.........................................................         (224)            (385)            (147)

                                                                          -----------      -----------      -----------

    Earnings before depreciation, depletion and amortization

     expense and amortization of excess cost of equity investments.....      488,170          470,887          357,636

  Depreciation, depletion and amortization expense(c)..................     (190,922)        (149,890)        (121,361)

  Amortization of excess cost of equity investments....................       (2,017)          (2,017)          (2,017)

                                                                          -----------      -----------      -----------

    Segment earnings...................................................   $  295,231       $  318,980       $  234,258

                                                                          ===========      ===========      ===========

Carbon dioxide delivery volumes (Bcf)(d)...............................        669.2            649.3            640.8

                                                                          ===========      ===========      ===========

SACROC oil production (gross)(MBbl/d)(e)...............................         30.8             32.1             28.3

                                                                          ===========      ===========      ===========

SACROC oil production (net)(MBbl/d)(f).................................         25.7             26.7             23.6

                                                                          ===========      ===========      ===========

Yates oil production (gross)(MBbl/d)(e)................................         26.1             24.2             19.5

                                                                          ===========      ===========      ===========

Yates oil production (net)(MBbl/d)(f)..................................         11.6             10.8              8.6

                                                                          ===========      ===========      ===========

Natural gas liquids sales volumes (net)(MBbl/d)(f).....................          8.9              9.4              7.7

                                                                          ===========      ===========      ===========

Realized weighted average oil price per Bbl(g)(h)......................   $    31.42       $    27.36       $    25.72

                                                                          ===========      ===========      ===========

Realized  weighted  average  natural  gas  liquids  price per

Bbl(h)(i)..............................................................   $    43.90       $    38.98       $    31.33

                                                                          ===========      ===========      ===========



-------------

(a)  2006 amount includes a $1,819 loss on derivative contracts used to hedge forecasted crude oil sales.

(b)  Includes expense of $298 in 2005 and a decrease in expense of $4,126 in

     2004 associated with environmental liability adjustments.

(c)  Includes depreciation, depletion and amortization expense associated with oil and gas producing and gas processing activities in the amount of

     $171,332 for 2006, $132,286 for 2005, and $105,890 for 2004. Includes

     depreciation, depletion and amortization expense associated with sales and transportation services activities in the amount of $19,590 for 2006,

     $17,604 for 2005, and $15,471 for 2004.

(d)  Includes Cortez, Central Basin, Canyon Reef Carriers, Centerline and Pecos

     pipeline volumes.

(e)  Represents 100% of the production from the field. We own an approximate 97%

     working interest in the SACROC unit and an approximate 50% working interest in the Yates unit.

(f)  Net to Kinder Morgan, after royalties and outside working interests.

(g)  Includes all Kinder Morgan crude oil production properties.

(h)  Hedge gains/losses for crude oil and natural gas liquids are included with crude oil.

(i)  Includes production attributable to leasehold ownership and production attributable to our ownership in processing plants and third party processing agreements.

     Our CO2 segment consists of Kinder Morgan CO2 Company, L.P. and its consolidated affiliates. The segment's primary businesses involve the production, marketing and transportation of both carbon dioxide (commonly called

CO2) and crude oil, and the production and marketing of natural gas and natural gas liquids. In 2006, our CO2 segment reported earnings before depreciation,

depletion and amortization of $488.2 million on revenues of $736.5 million. This compares with earnings before depreciation, depletion and amortization of $470.9 million on revenues of $657.6 million in 2005, and earnings before depreciation,

depletion and amortization of $357.6 million on revenues of $492.8 million in

2004.


     The segment's overall $17.3 million (4%) increase in earnings before depreciation, depletion and amortization expenses in 2006 compared with 2005 and its $113.3 million (32%) increase in earnings before depreciation, depletion and amortization expenses in 2005 compared with 2004 included decreases of $1.5 million and $4.4 million, respectively, from the combined net effect of the certain other items described in footnotes (a) and (b) to the table above. These items consisted of the following:

     o    an decrease in earnings of $1.8 million in 2006--due to a $1.8 million loss on derivative contracts used to hedge forecasted crude oil sales;

          and

     o    a decrease in earnings of $0.3 million in 2005 and an increase in earnings of $4.1 million in 2004--due to changes in environmental operating expenses associated with the adjustments of our

          environmental liabilities as more fully described above in "Critical

          Accounting Policies and Estimates--Environmental Matters."

     The segment's remaining $18.8 million (4%) increase in earnings before depreciation, depletion and amortization expenses in 2006 compared with 2005 was driven by higher earnings from the segment's carbon dioxide sales and transportation activities; the remaining $117.7 million (33%) increase in earnings before depreciation, depletion and amortization expenses in 2005 compared with 2004 was primarily due to higher earnings from the segment's oil and gas producing activities.

     Segment Earnings before Depreciation, Depletion and Amortization

     Sales and Transportation Activities

     The segment's carbon dioxide sales and transportation activities reported earnings before depreciation, depletion and amortization of $186.8 million in

2006, $162.4 million in 2005, and $123.6 million in 2004. The increases in earnings were driven by higher revenues--from both carbon dioxide sales and deliveries, and from crude oil pipeline transportation. The overall increases were partly offset by lower equity earnings from the segment's 50% ownership interest in Cortez Pipeline Company.

     The increases in carbon dioxide sales revenues were due to both higher average prices and higher sales volumes. Correlating closely with the increase in crude oil prices since the end of 2004, average carbon dioxide sales prices increased 18% and 44%, respectively, in 2006 and 2005, when compared to the prior year. In addition, we did not use derivative contracts to hedge or help manage the financial impacts associated with the increases in carbon dioxide prices, and as always, we did not recognize profits on carbon dioxide sales to ourselves.

     The increases in volumes were largely attributable to the continued strong demand for carbon dioxide from tertiary oil recovery projects in the Permian

Basin area since the end of 2004, and to increased carbon dioxide production from the McElmo Dome source field. We operate and own a 45% interest in McElmo

Dome, which supplies carbon dioxide to oil recovery fields in the Permian Basin of southeastern New Mexico and West Texas. Combined deliveries of carbon dioxide on our Central Basin Pipeline, our majority-owned Canyon Reef Carriers and Pecos

Pipelines, our Centerline Pipeline, and our 50% owned Cortez Pipeline, which is accounted for under the equity method of accounting, increased 3% in 2006 and 1%

in 2005, when compared to the respective prior years.

     The increases in revenues from carbon dioxide and crude oil transportation were due to higher delivery volumes and higher rates. The increase in volumes was largely related to infrastructure expansions at the SACROC and Yates oil field units. The SACROC and Yates units are the two largest oil field units in which we hold ownership interests--these interests include our approximate 97%

working interest in the SACROC unit, located in Scurry County, Texas, and our approximate 50% working interest in the Yates unit, located south of Midland,

Texas.

     In 2005, we also benefited from the acquisition of the Kinder Morgan Wink

Pipeline, a 450-mile crude oil pipeline system originating in the Permian Basin of West Texas and providing throughput to a crude oil refinery located in El

Paso, Texas. Effective August 31, 2004, we acquired all of the partnership interests in Kinder Morgan Wink Pipeline, L.P. for $89.9 million in cash and the assumption of $10.4 million in liabilities. The acquisition of the pipeline and associated storage facilities allowed us to better manage crude oil deliveries from our oil field interests in West Texas. During the first eight months of

2005, the Kinder Morgan Wink Pipeline accounted for


incremental earnings before depreciation, depletion and amortization of $13.4 million, revenues of $16.7 million and operating expenses of $3.3 million.

     Oil and Gas Producing Activities

     The remaining changes in year-to-year segment earnings before depreciation,

depletion and amortization--a decrease of $7.1 million (2%) in 2006 versus 2005,

and an increase of $74.5 million (32%) in 2005 versus 2004, were attributable to the segment's crude oil and natural gas producing activities, which also include its natural gas processing activities. These operations include all construction, drilling and production activities necessary to produce oil and gas from its natural reservoirs, and all of the activities where natural gas is processed to extract liquid hydrocarbons, called natural gas liquids or commonly referred to as gas plant products. Combined, our CO2 segment's oil and gas producing and gas processing activities reported earnings before depreciation,

depletion and amortization of $301.4 million in 2006, $308.5 million in 2005,

and $234.0 million in 2004.

     In both 2006 and 2005, we made significant capital investments to increase the capacity and deliverability of carbon dioxide and crude oil in and around the Permian Basin. Our investments were made in order to benefit from rising price trends for energy commodity products and from continued strong demand for carbon dioxide from tertiary oil recovery projects, which commonly inject carbon dioxide into reservoirs adjacent to producing crude oil wells. Once injected into the reservoir, the carbon dioxide gas often enhances crude oil recovery in two ways--first, by expanding and pushing additional oil to the production wellbore, and secondly, by dissolving into the oil in order to lower its viscosity and improve its flow rate. In 2006, capital expenditures for our CO2 business segment totaled $283.0 million; this compares with capital expenditures of $302.1 million in 2005 and $302.9 million in 2004. The expenditures primarily represent incremental spending for new well and injection compression facilities at the SACROC and, to a lesser extent, Yates oil field units.

     The year-over-year $7.1 million (2%) decrease in earnings in 2006 compared to 2005 was primarily due to higher combined operating expenses and to a previously disclosed drop in crude oil production at the SACROC oil field unit.

The higher operating expenses included higher field operating and maintenance expenses (including well workover expenses), higher property and severance taxes, and higher fuel and power expenses. The increases in expenses more than offset higher overall crude oil and natural gas plant product sales revenues,

which increased primarily from higher realized sales prices and partly from higher crude oil production at the Yates oil field unit. The year-over-year increase in earnings of $74.5 million (32%) in 2005 compared to 2004 was primarily driven by increased crude oil and natural gas processing plant liquids production volumes, and by higher realized weighted average sale prices for crude oil and gas plant products.

     The year-to-year decline in crude oil production at the SACROC unit in 2006 was announced in the first quarter of 2006. At that time, we used information obtained from production performance to change our previous estimates of proved crude oil reserves at SACROC; however, due to the fact that the decrease in production is largely specific to one section of the field that is underperforming, we do not expect this reserve revision to have a material impact on our financial statements or capital spending in future periods. For more information on our ownership interests in the net quantities of proved oil and gas reserves and our measures of discounted future net cash flows from oil and gas reserves, please see Note 20 to our consolidated financial statements included elsewhere in this report.

     As a result of our carbon dioxide and oil reserve ownership interests, we are exposed to commodity price risk associated with physical crude oil and natural gas liquids sales; however we mitigate this price risk through a long-term hedging strategy that uses derivative contracts to reduce the impact of unpredictable changes in crude oil and natural gas liquids sales prices. Our goal is to use derivative contracts in order to prevent or reduce the possibility of future losses, and to generate more stable realized prices. Our hedging strategy involves the use of financial derivative contracts to manage this price risk on certain activities, including firm commitments and anticipated transactions for the sale of crude oil and natural gas liquids. Our strategy, as it relates to our oil production business, primarily involves entering into a forward sale or, in some cases, buying a put option in order to establish a known price level. In this way, we use derivative contracts to lock in an acceptable margin between our production costs and our selling price, in an attempt to protect ourselves against the risk of adverse price changes and to maintain a more stable and predictable earnings stream.


     Had we not used energy derivative contracts to transfer commodity price risk, our crude oil sales prices would have averaged $63.27 per barrel in 2006,

$54.45 per barrel in 2005 and $40.91 per barrel in 2004. In periods of rising prices for crude oil and natural gas liquids, we often surrender profits that would result from period-to-period price increases. We believe, however, that our use of derivative contracts protects our unitholders from unpredictable adverse events. All of our hedge gains and losses for crude oil and natural gas liquids are included in our realized average price for oil; none are allocated to natural gas liquids. For more information on our hedging activities, see Note

14 to our consolidated financial statements included elsewhere in this report.

     Segment Details

     Including the $1.8 million hedge ineffectiveness loss in 2006, our CO2 segment's revenues increased $78.9 million (12%) in 2006 compared to 2005, and

$164.8 million (33%) in 2005 compared to 2004. The respective year-over-year increases were primarily due to the following:

     o    increases of $56.0 million (15%) and $71.7 million (23%),

          respectively, from crude oil sales--attributable to increases of 15%

          and 6%, respectively, in our realized weighted average price of crude oil and, in 2005, to a 16% increase in year-over-year sales volumes.

          Our overall crude oil sales volumes were flat across both 2006 and

          2005. On a gross basis, meaning total quantity produced, combined daily oil production from the SACROC and Yates units increased 1% in

          2006 compared to 2005, and 18% in 2005 compared to 2004. In 2006, a 4%

          drop in crude oil production at SACROC was offset by an 8% increase in oil production at the Yates oil field unit. In 2005, gross crude oil production increased 13% at SACROC and 24% at Yates, when compared to

          2004;

     o    increases of $14.6 million (28%) and $26.1 million (103%),

          respectively, from carbon dioxide sales--due mainly to higher average sales prices, discussed above, and to year-over-year increases of 7%

          in sales volumes in both 2006 and 2005;

     o    increases of $8.9 million (15%) and $18.0 million (44%), respectively,

          from carbon dioxide and crude oil pipeline transportation

          revenues--due largely to increases in system-wide carbon dioxide delivery volumes and, in 2005, to incremental crude oil transportation revenues from the Kinder Morgan Wink Pipeline;

     o    increases of $7.9 million (6%) and $45.1 million (51%), respectively,

          from natural gas liquids sales--reflecting increases of 13% and 24%,

          respectively, in our realized weighted average natural gas liquids price per barrel. In 2005, we also benefited from a 22% increase in liquids processing volumes, as compared to 2004, primarily due to the capital expenditures and infrastructure improvements we made since the end of 2004. The 2006 increase in natural gas liquids sales was partially offset by a 5% decrease in sales volumes, primarily related to the lower crude oil production at SACROC; and

     o    decreases of $10.4 million (72%) and $1.5 million (9%), respectively,

          from natural gas sales--due entirely to lower year-over-year sales volumes. The decreases in volumes were mainly attributable to lower volumes of gas available for sale since the second quarter of 2005,

          due partly to the overall declining production at the SACROC field and partly to natural gas volumes used at the power plant we constructed at the SACROC oil field unit and placed in service in June 2005.

          Construction of the plant began in mid-2004, and the project was completed at a cost of approximately $76 million. We constructed the

          SACROC power plant in order to reduce our purchases of electricity from third-parties, but it reduces our sales of natural gas because some natural gas volumes are consumed by the plant. The power plant now provides approximately half of SACROC's current electricity needs.

          KMI operates and maintains the power plant under a five-year contract expiring in June 2010, and we pay KMI an annual operating and maintenance fee.

     Compared to the respective prior years, the segment's operating expenses increased $55.5 million (26%) in 2006 and $43.4 million (26%) in 2005. The increases consisted of the following:

     o    increases of $35.3 million (36%) and $7.7 million (9%), respectively,

          from combined cost of sales and field operating and maintenance expenses--largely due to additional labor and field expenses,

          including well


          workover expenses, related to infrastructure expansions at the SACROC and Yates oil field units since the end of 2004. Workover expenses relate to incremental operating and maintenance charges incurred on producing wells in order to restore or increase production, and are often performed in order to stimulate production, add pumping equipment, remove fill from the wellbore, or mechanically repair the well.

          Our oil and gas operations, coupled with carbon dioxide flooding,

          often require a high level of investment, including ongoing expenses for facility upgrades, wellwork and drilling. We continue to aggressively pursue opportunities to drill new wells and/or expand existing wells for both carbon dioxide and crude oil in order to benefit from robust demand for energy commodities in and around the

          Permian Basin area. As discussed in Note 2 to our consolidated financial statements included elsewhere in this report, in some cases,

          the cost of carbon dioxide that is associated with enhanced oil recovery is capitalized as part of our development costs when it is injected. The carbon dioxide costs incurred and capitalized as development costs for our CO2 segment were $100.5 million, $74.7 million and $70.6 million for the years ended December 31, 2006, 2005 and 2004, respectively;

     o    increases of $13.8 million (19%) and $16.0 million (28%),

          respectively, from fuel and power expenses--due to increased carbon dioxide compression and equipment utilization, higher fuel costs, and higher electricity expenses due to higher rates as a result of higher fuel costs to electricity providers. Overall higher electricity costs were partly offset, however, by the benefits provided from the power plant we constructed at the SACROC oil field unit;

     o    increases of $6.7 million (16%) and $15.3 million (56%), respectively,

          from taxes, other than income taxes--attributable mainly to higher property and production (severance) taxes. The higher property taxes related to both increased asset infrastructure and higher assessed property values since the end of 2004. The higher severance taxes,

          which are primarily based on the gross wellhead production value of crude oil and natural gas, were driven by the higher period-to-period crude oil revenues; and

     o    a decrease of $0.3 million and an increase of $4.4 million,

          respectively, due to changes in environmental operating expenses associated with the adjustments of our environmental liabilities as more fully described above in "Critical Accounting Policies and

          Estimates--Environmental Matters."

     Earnings from equity investments, representing equity earnings from our 50%

ownership interest in the Cortez Pipeline Company, decreased $7.1 million (27%)

in 2006 compared to 2005, and $7.9 million (23%) in 2005 compared to 2004.

Cortez owns and operates an approximate 500-mile pipeline that carries carbon dioxide from the McElmo Dome source reservoir to the Denver City, Texas carbon dioxide hub. The decreases in equity earnings were due to lower year-over-year net income earned by Cortez since 2004, mainly as a result of lower carbon dioxide transportation revenues. The decreases in transportation revenues resulted from lower year-to-year average tariff rates, which more than offset incremental revenues realized as a result of higher carbon dioxide delivery volumes. The decreases in tariff rates were expected because we benefited from higher tariffs in prior years, when tariffs were set higher in order to make up for under-collected revenues.

     Non-cash depreciation, depletion and amortization charges, including amortization of excess cost of equity investments, increased $41.0 million (27%)

in 2006 compared to 2005, and $28.5 million (23%) in 2005 compared to 2004. The increases were due to both higher depreciable costs, as a result of incremental capital spending since the end of 2004, and higher combined depreciation and depletion charges, related to year-over-year increases in crude oil production volumes. In 2006, we also realized incremental depreciation charges of $3.4 million attributable to the various oil and gas properties we acquired in April

2006 from Journey Acquisition - I, L.P. and Journey 2000, L.P.

     The increase in depreciation expenses in 2006 compared to 2005 was also due to a higher unit-of-production depletion rate used in 2006, related to changes in estimated oil and gas reserves at the SACROC oil field unit. Our capitalized costs of proved oil and gas properties must be amortized by the unit of production method so that each unit produced is assigned a pro rata portion of the unamortized costs. These amortization rates must be revised at least annually, but are also adjusted if there is an indication that total estimated units are different than previously estimated.


     Terminals




                                                                                     Year Ended December 31,

                                                                          --------------------------------------------

                                                                             2006             2005             2004

                                                                          ----------       ----------       ----------

                                                                           (In thousands, except operating statistics)


  Revenues.............................................................   $  864,844       $  699,264       $  541,857

  Operating expenses (including environmental adjustments)(a)..........     (446,817)        (373,410)        (254,115)

  Earnings from equity investments.....................................          214               83                1

  Other, net - income (expense)........................................        2,118             (220)            (396)

  Income taxes(b)......................................................      (12,226)         (11,111)          (5,609)

                                                                          -----------      -----------      -----------

    Earnings before depreciation, depletion and amortization

     expense and amortization of excess cost of equity investments.....      408,133          314,606          281,738

  Depreciation, depletion and amortization expense.....................      (74,541)         (59,077)         (42,890)

  Amortization of excess cost of equity investments....................            -                -                -

                                                                          -----------      -----------      -----------

    Segment earnings...................................................   $  333,592       $  255,529       $  238,848

                                                                          ===========      ===========      ===========

  Bulk transload tonnage (MMtons)(c)...................................         89.5             85.5             84.1

                                                                          ===========      ===========      ===========

  Liquids leaseable capacity (MMBbl)...................................         43.5             42.4             36.8

                                                                          ===========      ===========      ===========

  Liquids utilization %................................................         96.3%            95.4%            96.0%

                                                                          ===========      ===========      ===========



------------------

(a)  2006 amount includes an increase in expense of $2,792 related to hurricane clean-up and repair activities, and a gain of $15,192 from property casualty indemnifications. Also, includes an increase in expense of $3,535 in 2005 and a decrease in expense of $18,651 in 2004 associated with environmental liability adjustments.

(b)  2006 amount includes expense of $1,125 associated with hurricane expenses and casualty gain. 2004 amount includes expense of $80 associated with environmental liability adjustments.

(c)  Volumes include all acquired terminals.

     Our Terminals segment includes the operations of our petroleum and petrochemical-related liquids terminal facilities (other than those included in our Products Pipelines segment), and all of our coal, petroleum coke, steel and other dry-bulk material services facilities. Refining, manufacturing, mining and quarrying companies worldwide depend on these facilities to provide liquids and bulk handling services, transload, engineering, and other in-plant services to supply marine, rail, truck, temporary storage, and other distribution means needed to move dry-bulk, bulk petroleum, and chemicals across the United States.

The segment reported earnings before depreciation, depletion and amortization of

$408.1 million on revenues of $864.8 million in 2006. This compares with earnings before depreciation, depletion and amortization of $314.6 million on revenues of $699.3 million in 2005 and earnings before depreciation, depletion and amortization of $281.7 million on revenues of $541.9 million in 2004.

     The segment's overall $93.5 million (30%) increase in earnings before depreciation, depletion and amortization expenses in 2006 compared with 2005 and its $32.9 million (12%) increase in earnings before depreciation, depletion and amortization expenses in 2005 compared with 2004, included an increase of $14.8 million and a decrease of $22.1 million, respectively, from the combined net effect of the certain other items described in footnotes (a) and (b) to the table above. These items consisted of the following:

     o    an increase in earnings of $11.3 million in 2006--from the combined effect of a gain from the settlement of property casualty insurance claims and incremental repair and clean-up expenses, both related to the 2005 hurricane season. In the third quarter of 2005, Hurricane

          Katrina struck the Louisiana-Mississippi Gulf Coast, and Hurricane

          Rita struck the Texas-Louisiana Gulf Coast, causing wide-spread damage to both residential and commercial property. The assets we operate that were impacted by the storm included several bulk and liquids terminal facilities located in the States of Louisiana, Mississippi and Texas. Primarily affected was our International Marine Terminals facility, a Louisiana partnership owned 66 2/3% by us. IMT is a multi-purpose bulk commodity transfer terminal facility located in

          Port Sulphur, Louisiana.

          The $11.3 million increase in segment earnings consisted of: (i) a

          $15.2 million property casualty gain; (ii) a $2.8 million increase in operating and maintenance expenses from hurricane repair and recovery activities; and (iii) a $1.1 million increase in income tax expense associated with the segment's overall hurricane income and expense items. Including an additional $0.4 million decrease in general and administrative expenses, and a $3.1 million increase in minority interest expense, both related to hurricane activity and


          described below in "--Other," total hurricane income and expense items increased our net income by $8.6 million in 2006. For more information on our property casualty gain, see Note 6 to our consolidated financial statements included elsewhere in this report;

          and

     o    a decrease in earnings of $3.5 million in 2005 and an increase in earnings of $18.6 million in 2004--due to changes in environmental operating expenses associated with the adjustments of our

          environmental liabilities as more fully described above in "Critical

          Accounting Policies and Estimates--Environmental Matters."

     The segment's remaining $78.7 million (4%) increase in earnings before depreciation, depletion and amortization expenses in 2006 compared with 2005,

and its remaining $55.0 million (21%) increase in 2005 compared to 2004 were driven by a combination of internal expansions and strategic acquisitions. We make and continue to seek key terminal acquisitions in order to gain access to new markets, to complement and/or enlarge our existing terminal operations, and to benefit from the economies of scale resulting from increases in storage,

handling and throughput capacity.

     Segment Earnings before Depreciation, Depletion and Amortization

     Terminal Acquisitions

     Our significant terminal acquisitions since the beginning of 2005 included the following:

     o    our Texas Petcoke terminals, located in and around the Ports of

          Houston and Beaumont, Texas, acquired effective April 29, 2005;

     o    three terminals acquired separately in July 2005: our Kinder Morgan

          Staten Island terminal, a dry-bulk terminal located in Hawesville,

          Kentucky and a liquids/dry-bulk facility located in Blytheville,

          Arkansas;

     o    all of the ownership interests in General Stevedores, L.P., which operates a break-bulk terminal facility located along the Houston Ship

          Channel, acquired July 31, 2005;

     o    our Kinder Morgan Blackhawk terminal located in Black Hawk County,

          Iowa, acquired in August 2005;

     o    a terminal-related repair shop located in Jefferson County, Texas,

          acquired in September 2005;

     o    three terminal operations acquired separately in April 2006: terminal equipment and infrastructure located on the Houston Ship Channel, a rail terminal located at the Port of Houston, and a rail ethanol terminal located in Carson, California; and

     o    all of the membership interests of Transload Services, LLC, which provides material handling and steel processing services at 14 steel-related terminal facilities located in the Chicago metropolitan area and various cities in the United States, acquired November 20,

          2006.

     We have invested approximately $305.5 million in cash and $49.6 million in common units to acquire these terminal assets and combined, these operations accounted for incremental amounts of earnings before depreciation, depletion and amortization of $33.5 million, revenues of $68.8 million and operating expenses of $35.3 million, respectively, in 2006. A majority of these increases in earnings, revenues and expenses from terminal acquisitions were attributable to the inclusion of our Texas petroleum coke terminals and repair shop assets,

which we acquired from Trans-Global Solutions, Inc. on April 29, 2005 for an aggregate consideration of approximately $247.2 million. The primary assets acquired included facilities and railway equipment located at the Port of

Houston, the Port of Beaumont and the TGS Deepwater terminal located on the

Houston Ship Channel. Combined, these operations accounted for incremental amounts of earnings before depreciation, depletion and amortization of $16.8 million, revenues of $31.0 million and operating expenses of $14.2 million,

respectively, in 2006.

     For 2005, we benefited significantly from the incremental contributions attributable to the bulk and liquids terminal businesses we acquired since the end of the third quarter of 2004. In addition to the 2005 acquisitions referred to above, these acquisitions included:


     o    the river terminals and rail transloading facilities owned and operated by Kinder Morgan River Terminals LLC and its consolidated subsidiaries, acquired effective October 6, 2004; and

     o    our Kinder Morgan Fairless Hills terminal located along the Delaware

          River in Bucks County, Pennsylvania, acquired effective December 1,

          2004.

     Combined, terminal operations acquired since the end of the third quarter of 2004 accounted for incremental amounts of earnings before depreciation,

depletion and amortization of $45.5 million, revenues of $113.8 million and operating expenses of $65.0 million, respectively, in 2005. All of the incremental amounts listed above for both 2006 and 2005, represent the earnings,

revenues and expenses from the acquired terminals' operations during the additional months of ownership in 2006, and 2005, respectively, and do not include increases or decreases during the same months we owned the assets in

2005 and 2004, respectively. For more information in regard to our terminal acquisitions, see Note 3 to our consolidated financial statements included elsewhere in this report.

     Terminal Operations Owned During Both Comparable Years

     For all other terminal operations (those owned during the same months of both comparable years), earnings before depreciation, depletion and amortization increased $60.0 million (19%) in 2006 compared to 2005, and decreased $12.6 million (4%) in 2005 compared to 2004; however, as described above, the net effect of the property casualty gain, hurricane repair expenses (net of income tax), and environmental liability adjustments resulted in a $14.8 million increase in earnings before depreciation, depletion and amortization in 2006 relative to 2005, and a $22.1 million decrease in 2005 relative to 2004. The remaining change in the earnings before depreciation, depletion and amortization expenses from terminal operations owned during both years consisted of a $45.2 million (14%) increase in 2006 compared to 2005, and a $9.5 million (4%)

increase in 2005 compared to 2004. These respective year-to-year increases in earnings primarily consisted of the following:

     o    increases of $17.4 million (23%) and $13.7 million (22%),

          respectively, from our Gulf Coast region. This region includes the operations of our two large Gulf Coast liquids terminal facilities located along the Houston Ship Channel in Pasadena and Galena Park,

          Texas. The two terminals serve as a distribution hub for Houston's crude oil refineries, and since the end of 2004, have contributed incremental earnings attributable to internal growth complemented by the completion of expansion projects undertaken to increase leaseable liquids capacity.

          The year-over-year increase in earnings in 2006 versus 2005 was primarily revenue related, driven by increases from new and incremental customer agreements, additional liquids tank capacity from capital expansions at our Pasadena terminal since the end of 2005,

          higher truck loading rack service fees, higher ethanol throughput, and incremental revenues from customer deficiency charges.

          Since the end of 2004, we have obtained additional customer contracts,

          extended existing customer contracts and remarketed expiring contracted capacity at competitive rates. For our Gulf Coast and other liquids terminals, our existing contracts generally mature at various times and in varying amounts of throughput capacity, therefore, we continue to manage our recontracting process in order to limit the risk of significant impacts on our revenues. The increase in earnings in 2005 versus 2004 was also largely due to higher revenues, driven by higher sales of petroleum transmix, new customer agreements, and escalations in annual contract provisions;

     o    an increase of $9.4 million (29%) and a decrease of $3.3 million

          (10%), respectively, from our Mid-Atlantic region. The 2006 increase was driven by a $5.7 million increase from our Shipyard River terminal, located in Charleston, South Carolina; a $2.6 million increase from our Fairless Hills, Pennsylvania bulk terminal; and a

          $1.2 million increase from our North Charleston, South Carolina liquids terminal. The increase from Shipyard reflects higher revenues from liquids warehousing and coal and cement handling, the increase from Fairless Hills was due to higher volumes of steel imports and heavier shipping activity on the Delaware River, and the increase from

          North Charleston was due to higher revenues, associated with additional liquids tank leasing and a utilization capacity rate that approached 100% (full capacity).


          The decrease in earnings in 2005 compared to 2004 included a $2.1 million decrease in earnings from our Pier IX bulk terminal, located in Newport News, Virginia, and a $2.0 million decrease in earnings from our Chesapeake Bay facility, located in Sparrows Point, Maryland.

          The decrease from Pier IX was primarily due to higher operating expenses in 2005 compared to 2004, due to incremental operating expenses associated with a new synfuel maintenance program and higher demurrage expenses associated with increased cement imports. The decrease from our Chesapeake terminal was mainly due to higher operating expenses associated with higher movements of petroleum coke;

     o    an increase of $4.6 million (19%) and a decrease of $0.8 million,

          respectively, from terminals included in our Texas Petcoke region. The increase in 2006 compared to 2005 was primarily revenue driven,

          resulting from a year-over-year increase in petroleum coke handling volumes. The decrease in 2005 compared to 2004 was related to incremental overhead expenses allocated to our Texas Petcoke region,

          which was newly formed in April 2005;

     o    an increase of $4.5 million (16%) and a decrease of $7.2 million

          (21%), respectively, from terminals included in our Lower Mississippi

          River (Louisiana) region. The increase in 2006 compared to 2005 was primarily due to incremental earnings from our Amory and DeLisle

          Mississippi bulk terminals, and from higher earnings from our Kinder

          Morgan St. Gabriel, Louisiana terminal. Our Amory terminal began operations in July 2005. The higher earnings from our DeLisle terminal, which was negatively impacted by hurricane damage in 2005,

          was primarily due to higher bulk transfer revenues in 2006. The increase from our St. Gabriel terminal was primarily due to a $1.8 million income item, recognized in 2006, related to a favorable settlement associated with the purchase of the terminal in September

          2002.

          The overall decrease in earnings from our Louisiana region terminals in 2005 compared to 2004 was largely related to the negative effects of the two Gulf Coast hurricanes in 2005, resulting in an overall general loss of business. In addition to property damage incurred,

          throughput at the facilities impacted by the storms decreased in 2005 compared to 2004 largely due to post-hurricane production issues at a number of Gulf Coast refineries. In 2005, our Terminals segment realized essentially all of our losses related to both hurricanes, and in total, the segment recognized $2.6 million in expense in 2005 in order to meet its insurance deductible for Hurricane Katrina. We also recognized another $0.8 million to repair damaged facilities following

          Hurricane Rita, but estimates of lost business at our terminal sites are difficult because of insurance complexities and the extended recovery time involved;

     o    an increase of $3.7 million (8%) and a decrease of $1.0 million (2%),

          respectively, from terminals included in our Northeast region. The increase in 2006 compared to 2005 was primarily due to higher earnings from our liquids terminals located in Carteret, New Jersey and Staten

          Island, New York. The increase was largely due to higher revenues from new and renegotiated customer contracts at Carteret, additional tankage available for lease at our Kinder Morgan Staten Island terminal, and an overall increase in petroleum imports to New York

          Harbor, resulting in an 8% increase in total liquids throughput at

          Carteret and higher distillate volumes at our Staten Island terminal.

          The decrease in 2005 compared to 2004 was driven by lower earnings from the dry-bulk services at our Port Newark, New Jersey facility.

          The decrease was largely due to lower salt tonnage, shipping activity,

          and stevedoring services, all primarily due to warmer winter weather in 2005; and

     o    increases of $2.2 million (4%) and $4.4 million (10%), respectively,

          from terminals in our Midwest region. The year-over-year increase in earnings in 2006 was mainly attributable to higher earnings from the combined operations of our Argo and Chicago, Illinois liquids terminals, and from our Cora, Illinois coal terminal. The increase from the liquids terminals was due to higher revenues from increased ethanol throughput and incremental liquids storage and handling business. The year-to-year increase in earnings at Cora was due to higher revenues resulting from an almost 24% increase in coal transfer volumes.

          The overall increase in 2005 compared to 2004 included higher earnings from our Dakota bulk terminal, located along the Mississippi River near St. Paul, Minnesota; our Argo, Illinois liquids terminal,

          situated along the Chicago sanitary and ship channel; and our

          Milwaukee, Wisconsin bulk commodity terminal. The increase in earnings from Dakota was primarily due to higher revenues generated by a cement unloading and


          storage facility, which began operations in late 2004. The increase from our Argo terminal was mainly due to new customer contracts and higher ethanol handling revenues. The increase from our Milwaukee bulk terminal was mainly due to an increase in coal handling revenues related to higher coal truckage within the State of Wisconsin.

     Segment Details

     Segment revenues from terminal operations owned during identical periods of both 2006 and 2005 increased $96.7 million (14%) in 2006, when compared to the prior year. The overall increase was primarily due to the following:

     o    a $24.1 million (29%) increase from our Mid-Atlantic region, due primarily to higher revenues of $11.7 million from Fairless Hills,

          $9.7 million from Shipyard River, and $1.6 million from our North

          Charleston terminals, all discussed above. Also, our Philadelphia,

          Pennsylvania liquids terminal reported a $2.5 million increase in revenues in 2006 versus 2005 largely due to an increase in fuel grade ethanol volumes, annual rate escalations on certain customer contracts, and a 2006 liquids capacity utilization rate of approximately 97%;

     o    a $19.6 million (19%) increase from our Gulf Coast liquids facilities,

          due primarily to higher revenues from Pasadena and Galena Park, as discussed above;

     o    a $19.1 million (43%) increase from our Texas Petcoke terminal region,

          due primarily to higher petroleum coke transfer volumes;

     o    a $13.4 million (92%) increase from engineering and terminal design services, due to both incremental revenues from new clients,

          additional project phase revenues, and increased revenues from material sales;

     o    a $5.5 million (5%)  increase from  terminals  included in our Midwest region, due largely to the increased liquids  throughput,  storage and ethanol  activities from our two Chicago liquids  terminals and to the increased  coal volumes from our Cora coal  terminal,  both  described above.  The overall increase in revenues was also due to higher marine oil fuel and  asphalt  sales from our  Dravosburg,  Pennsylvania  bulk terminal;

     o    a $5.1 million (16%)  increase from our Ferro alloys  region,  largely due to increased ores and metals handling at our Chicago and Industry,

          Pennsylvania terminals; and

     o    a $4.6 million (5%) increase from our Northeast terminals, largely due to the revenue increases at our Carteret and Kinder Morgan Staten

          Island terminals, as discussed above.

     For all bulk terminal facilities combined, total transloaded bulk tonnage volumes increased over 4.5% in 2006, when compared to 2005.  The overall increase in bulk tonnage volumes included a 10% increase in coal transfer volumes and a 13% increase in ores/metals transload volumes.  We also completed, in 2006, capital expansion and betterment projects at certain of our liquids terminal facilities that included the construction of additional petroleum products storage tanks.  The construction, when combined with increases from external acquisitions, increased our liquids storage capacity by approximately 1.1 million barrels (2.6%) in 2006.  At the same time, we increased our liquids utilization capacity rate by 1%, compared to the prior year.  Our liquids terminals utilization rate is the ratio of our actual leased capacity to our estimated potential capacity.  Potential capacity is generally derived from measures of total capacity, taking into account periodic changes to our terminal facilities due to additions, disposals,

obsolescence, or other factors.

     Segment revenues for all terminals owned during identical periods of both

2005 and 2004 increased $43.6 million (8%) in 2005, when compared to the prior year.  The increase was primarily due to the following:

     o    a $16.7 million (19%) increase from our Pasadena and Galena Park Gulf

          Coast liquids terminals, due primarily to higher petroleum transmix sales and to additional customer contracts and tankage capacity;


     o    a $12.3 million (14%) increase from our Midwest region, due primarily to higher cement handling revenues at our Dakota terminal, increased tonnage at our Milwaukee terminal, and higher marine fuel sales at our

          Dravosburg, Pennsylvania terminal;

     o    a $6.8 million (11%) increase from our Mid-Atlantic region, due primarily to higher coal volumes and higher dockage revenues at our

          Shipyard River terminal, higher cement, iron ore, and dockage revenues at our Pier IX bulk terminal, and incremental revenues from our North

          Charleston liquids/bulk terminal, located just north of our Shipyard facility and acquired effective April 30, 2004;

     o    a $4.0 million (38%) increase from our engineering and terminal design services, due to increased fee revenues discussed above;

     o    a $3.9 million (9%) increase from our Southeast region, due primarily to both higher fertilizer and ammonia volumes and higher stevedoring services at our terminal operations located in and around the Tampa,

          Florida area. These operations include the import and export business of our Kinder Morgan Tampaplex terminal, the commodity transfer operations of our Port Sutton terminal, and the terminal stevedoring services we perform along Tampa Bay; and

     o    a $2.8 million (3%) decrease from terminals included in our Louisiana region. The decrease was largely due to the negative impact and business interruptions resulting from the two hurricanes that struck the Gulf Coast in the second half of 2005.

     Operating expenses from all terminals owned during identical periods of both 2006 and 2005 increased $38.1 million (10%) in 2006 compared to 2005.

Combined, the net effect of the environmental liability adjustments,

hurricane repair expenses, and the property casualty gain on terminals owned during the same portions of both comparable periods resulted in a $15.9 million decrease in segment operating expenses in 2006 relative to 2005.  The remaining change in year-to-year operating expenses--an increase of $54.0 million (15%)--from all terminals owned during identical periods of both 2006 and 2005 primarily consisted of the following:

     o    a $15.3 million (111%) increase from engineering-related services, due primarily to higher salary, overtime and other employee-related expenses related to new hiring, as well as increased contract labor,

          all associated with the increased project work described above;

     o    a $15.0 million (75%) increase from our Texas Petcoke terminal region,

          due largely to higher labor expenses, rail service and railcar maintenance expenses, and harbor and barge expenses, all related to higher petroleum coke volumes;

     o    a $14.1 million (28%) increase from our Mid-Atlantic terminals,

          largely due to higher operating and maintenance expenses at our

          Fairless Hills, Shipyard River, and Philadelphia terminals. The increase at Fairless Hills was largely due to higher wharfage,

          trucking and general maintenance expenses, related to the increase in steel products handled. The increase at Shipyard was due to higher labor, equipment rentals and general maintenance expenses, all associated with increased tonnage. The increase at our Philadelphia liquids terminal was due to higher expenses related to certain environmental liability accruals;

     o    a $4.0 million (21%) increase from terminals in our Ferro alloys region, due primarily to higher labor expenses and higher equipment maintenance and rental expenses, all related to increased ores and metals handling volumes; and

     o    a $3.7 million (6%) increase from our Midwest region terminals, due primarily to higher marine fuel costs of sales expenses at our

          Dravosburg terminal; higher maintenance and outside service expenses associated with increases in coal transfer volumes at our Cora,

          Illinois and Grand Rivers, Kentucky coal terminals; and additional labor and equipment rental expenses from the combined operations of our Argo and Chicago, Illinois liquids terminals, due to increased ethanol throughput and incremental liquids storage and handling business.


     For terminal operations owned during the same months of both 2005 and 2004,

operating expenses increased $54.3 million (21%) in 2005 compared to 2004.

The overall increase included a $22.1 million increase in expense attributable to the 2005 and 2004 environmental liability adjustments.  The remaining $32.2 million (12%) increase in operating expenses in 2005 versus

2004 from terminal operations owned during both years primarily consisted of the following:

     o    a $10.1 million (36%) increase from our Mid-Atlantic terminals,

          largely due to higher operating, maintenance and labor expenses at our

          Pier IX and Chesapeake Bay facilities, discussed above, and to higher operating, equipment maintenance and labor expenses at our Shipyard

          River terminal, due to higher bulk tonnage volumes;

     o    an $8.5 million (18%) increase from our Midwest region terminals, due primarily to higher expenses at our Milwaukee, Dravosburg and Dakota bulk handling terminals. The increase at our Milwaukee bulk commodity terminal was due to increased trucking and maintenance expenses associated with the increase in coal volumes. The increase at

          Dravosburg was largely due to higher cost of sales expenses, due to marine oil purchasing costs and inventory maintenance, and the increase at our St. Paul, Minnesota Dakota bulk terminal was due to both higher repair and labor expenses, associated with higher cement volumes, and lower capitalized overhead in 2005, due to the completion of its cement unloading and storage facility in late 2004;

     o    a $3.1 million (5%) increase from our Louisiana terminals, largely due to property damage, demurrage and other expenses, which in large part related to the effects of hurricanes Katrina and Rita in the last half of 2005. However, since the affected properties were insured, our expenses were limited to the amount of the deductible under our insurance policies;

     o    a $2.9 million (12%) increase from our Pasadena and Galena Park Gulf

          Coast liquids terminals, due chiefly to higher labor, and higher fuel and power expenses associated with increased terminal activities; and

     o    a $2.6 million (21%) increase from the terminals in our West region,

          due mainly to higher labor expenses and port fees resulting from increased tonnage at our terminal facilities located at Longview and

          Vancouver, Washington. Both facilities provide ship loading services along the Columbia River.

     The segment's earnings from equity investments remained flat across both

2006 and 2005, when compared to prior years. Income from other items was essentially unchanged in 2005 versus 2004, but increased $2.3 million in 2006 compared to 2005. The increase in 2006 was chiefly due to the $1.8 million income item related to a settlement associated with our Kinder Morgan St.

Gabriel terminal, discussed above, and to a $1.2 million increase related to a disposal loss, recognized in 2005, on warehouse property at our Elizabeth River bulk terminal, located in Chesapeake, Virginia.

     Income tax expenses totaled $12.2 million in 2006, $11.1 million in 2005 and $5.6 million in 2004. The $1.1 million (10%) increase in 2006 versus 2005 reflects, among other things, incremental income tax expense associated with hurricane related income and expense items. The $5.5 million (98%) increase in

2005 compared to 2004 was mainly attributable to the year-to-year changes in both taxable income and certain permanent differences between taxable income and financial income of Kinder Morgan Bulk Terminals, Inc. and its consolidated subsidiaries. Kinder Morgan Bulk Terminals, Inc. is the tax-paying entity that owns many of our bulk terminal businesses which handle non-qualifying products.

In general, the segment's income tax expenses will change period to period based on the classification of income before taxes between amounts earned by corporate subsidiaries and amounts earned by partnership subsidiaries.

     Non-cash depreciation, depletion and amortization charges increased $15.5 million (26%) in 2006 compared to 2005 and $16.2 million (38%) in 2005 compared to 2004. The year-over-year increases in depreciation expenses reflect a rising depreciable capital base since the end of 2004, with growth due to a combination of business acquisitions and internal capital spending. Collectively, the terminal assets we acquired since the beginning of 2005 and listed above accounted for incremental depreciation expenses of $8.2 million in 2006, and the assets we acquired since the third quarter of 2004 and listed above accounted for incremental depreciation expenses of $12.4 million in 2005. The remaining increases in year-to-year depreciation expenses were associated with capital


spending on numerous improvement projects completed since 2004 in order to expand and enhance our terminal services.

  Other




                                                                   Year Ended December 31,

                                                           2006          2005            2004

                                                        -----------   -----------    ------------

                                                             (In thousands - income/(expense))


General and administrative expenses(a)................. $  (219,575)  $  (216,706)   $  (170,507)

Unallocable interest, net..............................    (336,130)     (264,203)      (194,973)

Minority interest(b)...................................     (15,015)       (7,262)        (9,679)

Loss from early extinguishment of debt.................           -             -         (1,562)

                                                        -----------   -----------    ------------

  Interest and corporate administrative expenses....... $  (570,720)  $  (488,171)   $  (376,721)



__________

(a)  2006 amount includes a decrease in expense of $393 related to the allocation of general and administrative expenses on hurricane related capital expenditures for the replacement and repair of assets.

(b)  2006 amount includes an expense of $3,075 related to the allocation of

     International Marine Terminals' earnings from hurricane income and expense items to minority interest.

     Items not attributable to any segment include general and administrative expenses, unallocable interest income, interest expense and minority interest.

We also included the $1.6 million loss from our early extinguishment of debt in

2004 as an item not attributable to any business segment. The loss from the early extinguishment of debt represented the excess of the price we paid to repurchase and retire the principal amount of $87.9 million of tax-exempt industrial revenue bonds over the bonds' carrying value. Pursuant to certain provisions that gave us the right to call and retire the bonds prior to maturity, we took advantage of the opportunity to refinance at lower rates, and we included the $1.6 million loss under the caption "Other, net" in our accompanying consolidated statement of income. For more information on this early extinguishment of debt, see Note 9 to our consolidated financial statements, included elsewhere in this report.

     Our general and administrative expenses include such items as salaries and employee-related expenses, payroll taxes, insurance, office supplies and rentals, unallocated litigation and environmental expenses, and shared corporate services--including accounting, information technology, human resources and legal services. Overall general and administrative expenses totaled $219.6 million in 2006, $216.7 million in 2005 and $170.5 million in 2004. Generally,

the year-to-year increases in our general and administrative expenses reflect increased spending levels in support of our growth initiatives, and we continue to aggressively manage our infrastructure expense and to focus on our productivity and expense controls.

     The $2.9 million (1%) increase in overall general and administrative expenses in 2006 compared to 2005 was primarily due to higher corporate service charges and higher corporate and employee-related insurance expenses in 2006,

when compared to the prior year. The increase in corporate services was largely due to higher corporate overhead expenses associated with the business operations we acquired since the end of 2005. The increase in insurance expenses was partly due to incremental expenses related to the cancellation of certain commercial insurance polices in the second quarter of 2006, as well as to the overall variability in year-to-year commercial property and medical insurance costs. Pursuant to certain provisions that gave us the right to cancel certain commercial policies prior to maturity, we took advantage of the opportunity to reinsure at lower rates.

     The overall increase in general and administrative expenses in 2006 compared to 2005 was partly offset a $33.4 million decrease in unallocated litigation and environmental settlement expenses and a $0.4 million decrease in expense from the allocation of general and administrative overhead expenses to hurricane related capital projects. The decrease in expense from unallocated litigation and environmental settlement expenses consisted of: (i) a $25.0 million expense in 2005 for a settlement reached between us and a former joint venture partner on our Kinder Morgan Tejas natural gas pipeline system; and (ii)

a cumulative $8.4 million expense in 2005 related to settlements of environmental matters at certain of our operating sites located in the State of

California. For more information on our litigation matters, see Note 16 to our consolidated financial statements, included elsewhere in this report.

     The $46.2 million (27%) increase in general and administrative expenses in

2005 compared to 2004 was due to the incremental litigation and environmental settlement expenses of $33.4 million described above, as well as higher


expenses incurred from KMI's operation of our natural gas pipeline assets

(associated with higher actual costs in 2005 versus lower negotiated costs in

2004), higher insurance expenses (largely due to higher workers compensation claims) and higher legal, benefits, and corporate secretary services expenses.

     Interest expense, net of unallocable interest income, totaled $336.1 million in 2006, $264.2 million in 2005 and $195.0 million in 2004. The $71.9 million (27%) increase in net interest expense in 2006 compared to 2005 was due to both higher average debt levels and higher effective interest rates. In 2006,

average borrowings (excluding the market value of interest rate swaps) increased

10% and the weighted average interest rate on all of our borrowings increased

17%, when compared to 2005 (the weighted average interest rate on all of our borrowings was approximately 6.1779% during 2006 and 5.3019% during 2005). The increase in average borrowings was mainly due to higher capital spending in

2006, the acquisition of external assets and businesses since the end of 2005,

and a net increase, since March 2005, of $300 million in principal amount of long-term senior notes.

     Generally, we fund both our capital spending (including payments for pipeline project construction costs) and our acquisition outlays from borrowings under our commercial paper program. The net changes in the principal amount of our senior notes relate to changes occurring on March 15, 2005. On that date, we both closed a public offering of $500 million in principal amount of senior notes and retired a principal amount of $200 million. From time to time we issue senior notes in order to refinance our commercial paper borrowings. For more information on our capital expansion and acquisition expenditures, see

"Liquidity and Capital Resources - Investing Activities".

     The increase in our average borrowing rate in 2006 reflects a general rise in variable interest rates since the end of 2005. We use interest rate swap agreements to help manage our interest rate risk. The swaps are contractual agreements we enter into in order to transform a portion of the underlying cash flows related to our long-term fixed rate debt securities into variable rate debt in order to achieve our desired mix of fixed and variable rate debt.

However, in a period of rising interest rates, these swaps will result in period-to-period increases in our interest expense. For more information on our interest rate swaps, see Note 14 to our consolidated financial statements,

included elsewhere in this report.

     The $69.2 million (35%) increase in net interest charges in 2005 versus

2004 was also due to both higher average debt borrowings and higher effective interest rates. Our average debt balance increased 10% in 2005 compared to 2004,

partly due to incremental borrowings made in connection with both internal capital spending and external acquisitions, and partly due to the net increase of $300 million in principal amount of senior notes in March 2005. The weighted average interest rate on all of our borrowings increased 19% in 2005 compared to

2004, reflecting a general rise in interest rates since the end of 2004.

     Minority interest, representing the deduction in our consolidated net income attributable to all outstanding ownership interests in our five operating limited partnerships and their consolidated subsidiaries that are not held by us, totaled $15.0 million in 2006, $7.3 million in 2005 and $9.7 million in

2004. The overall $7.7 million (105%) increase in 2006 compared to 2005 included a $3.1 million increase attributable to the 33 1/3% minority interest in the IMT

Partnership's hurricane related income and expense items, as described above in

"--Terminals," and a $1.6 million increase attributable to higher net income from overall net operating partnership income. The overall $2.4 million (25%)

decrease in minority interest in 2005 compared to 2004 was chiefly due to lower net income allocated to the minority interest in the IMT Partnership in 2005,

due to business interruption caused by Hurricane Katrina.

Liquidity and Capital Resources

     Capital Structure

     We attempt to maintain a conservative overall capital structure, with a long-term target mix of approximately 50% equity and 50% debt. In addition to our results of operations, our debt and capital balances are affected by our financing activities, as discussed below in "--Financing Activities." The following table illustrates the sources of our invested capital (dollars in thousands):





                                                                                    December 31,

                                                                    -----------------------------------------

                                                                        2006            2005         2004

                                                                    ------------   ------------  ------------


Long-term debt, excluding market value of interest rate swaps....   $  4,384,332   $  5,220,887  $  4,722,410

Minority interest................................................         50,599         42,331        45,646

Partners' capital, excluding accumulated other

  comprehensive loss.............................................      4,863,207      4,693,414     4,353,863

                                                                    ------------   ------------  ------------

  Total capitalization...........................................      9,298,138      9,956,632     9,121,919

Short-term debt, less cash and cash equivalents..................      1,345,084        (12,108)            -

                                                                    ------------   ------------  ------------

  Total invested capital.........................................   $ 10,643,222   $  9,944,524  $  9,121,919

                                                                    ============   ============  ============

Capitalization:

  Long-term debt, excluding market value of interest rate swaps..           47.2%          52.4%         51.8%

  Minority interest..............................................            0.5%           0.4%          0.5%

  Partners' capital, excluding accumulated other comprehensive

    loss.........................................................           52.3%          47.2%         47.7%

                                                                    ------------   ------------  ------------

                                                                           100.0%         100.0%        100.0%

                                                                    ============   ============  ============

Invested Capital:

  Total debt, less cash and cash equivalents and excluding market

    value of interest rate swaps.................................           53.8%          52.4%         51.8%

  Partners' capital and minority interest, excluding accumulated

    other comprehensive loss ....................................           46.2%          47.6%         48.2%

                                                                    ------------   ------------  ------------

                                                                           100.0%         100.0%        100.0%

                                                                    ============   ============  ============



     Our primary cash requirements, in addition to normal operating expenses,

are debt service, sustaining capital expenditures, expansion capital expenditures and quarterly distributions to our common unitholders, Class B unitholders and general partner. In addition to utilizing cash generated from operations, we could meet our cash requirements for expansion capital expenditures through borrowings under our credit facility, issuing short-term commercial paper, long-term notes or additional common units or the proceeds from purchases of additional i-units by KMR with the proceeds from issuances of

KMR shares.

     In general, we expect to fund:

     o    cash distributions and sustaining capital expenditures with existing cash and cash flows from operating activities;

     o    expansion capital expenditures and working capital deficits with retained cash (resulting from including i-units in the determination of cash distributions per unit but paying quarterly distributions on

          i-units in additional i-units rather than cash), additional borrowings, the issuance of additional common units or the proceeds from purchases of additional i-units by KMR;

     o    interest payments with cash flows from operating activities; and

     o    debt principal payments with additional borrowings, as such debt principal payments become due, or by the issuance of additional common units or the proceeds from purchases of additional i-units to KMR.

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

     As part of our financial strategy, we try to maintain an investment-grade credit rating, which involves, among other things, the issuance of additional limited partner units in connection with our acquisitions and internal growth activities in order to maintain acceptable financial ratios. On May 30, 2006,

S&P and Moody's each placed our ratings on credit watch pending resolution of a management buyout proposal for all of the outstanding shares of KMI. On January

5, 2007, in anticipation of the buyout closing, S&P downgraded us one level to

BBB and removed our rating from credit watch with negative implications. Our debt credit ratings are currently rated BBB by Standard & Poor's Rating

Services, and Baa1 by Moody's Investors Service. As noted by Moody's in its credit opinion dated November 15, 2006, our rating is expected to be downgraded from Baa1 to Baa2 at the time Moody's


finalizes its ratings for KMI. Additionally, as noted by Fitch in its press release dated August 28, 2006, our rating is expected to be downgraded from BBB+

to BBB at the time Fitch finalizes its ratings for KMI. At this time, neither

Moody's nor Fitch have changed their ratings on KMI or us. We are not able to predict with certainty the final outcome of the pending buyout proposal.

     Short-term Liquidity

     We employ a centralized cash management program that essentially concentrates the cash assets of our operating partnerships and their subsidiaries in joint accounts for the purpose of providing financial flexibility and lowering the cost of borrowing. Our centralized cash management program provides that funds in excess of the daily needs of our operating partnerships and their subsidiaries are concentrated, consolidated, or otherwise made available for use by other entities within our consolidated group. We place no restrictions on the ability to move cash between entities, payment of inter-company balances or the ability to upstream dividends to parent companies other than restrictions that may be contained in agreements governing the indebtedness of those entities; provided, however, that our cash and the cash of our subsidiaries is not concentrated into accounts of KMI or any company not in our consolidated group of companies, and KMI has no rights with respect to our cash except as permitted pursuant to our partnership agreement.

     Furthermore, certain of our operating subsidiaries are subject to Federal

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

     Our principal sources of short-term liquidity are:

     o    our $1.85 billion five-year senior unsecured revolving credit facility that matures August 18, 2010;

     o    our $1.85 billion short-term commercial paper program (which is supported by our bank credit facility, with the amount available for borrowing under our credit facility being reduced by our outstanding commercial paper borrowings); and

     o    cash from operations (discussed following).

     Borrowings under our credit facility can be used for general corporate purposes and as a backup for our commercial paper program. Effective August 28,

2006, we terminated our $250 million unsecured nine-month bank credit facility due November 21, 2006, and we increased our existing five-year bank credit facility from $1.60 billion to $1.85 billion. The five-year unsecured bank credit facility remains due August 18, 2010; however, the bank facility can now be amended to allow for borrowings up to $2.1 billion. There were no borrowings under our bank credit facility as of December 31, 2005 or as of December 31,

2006. As of December 31, 2006, we had $1,098.2 million of commercial paper outstanding.

     We provide for additional liquidity by maintaining a sizable amount of excess borrowing capacity related to our commercial paper program and long-term revolving credit facility. After inclusion of our outstanding commercial paper borrowings and letters of credit, the remaining available borrowing capacity under our bank credit facility was $367.1 million as of December 31, 2006. As of

December 31, 2006, our outstanding short-term debt was $1,359.1 million.

Currently, we believe our liquidity to be adequate. For more information on our commercial paper program and our credit facility, see Note 9 to our consolidated financial statements included elsewhere in this report.

     Long-term Financing

     In addition to our principal sources of short-term liquidity listed above,

we could meet our cash requirements (other than distributions to our common unitholders, Class B unitholders and general partner) through issuing long-term notes or additional common units, or the proceeds from purchases of additional

i-units by KMR with the proceeds from issuances of KMR shares.

     We are subject, however, to changes in the equity and debt markets for our limited partner units and long-term notes, and there can be no assurance we will be able or willing to access the public or private markets for our limited partner units and/or long-term notes in the future. If we were unable or unwilling to issue additional limited partner


units, we would be required to either restrict potential future acquisitions or pursue other debt financing alternatives, some of which could involve higher costs or negatively affect our credit ratings. Our ability to access the public and private debt markets is affected by our credit ratings. See "--Capital

Structure" above for a discussion of our credit ratings.

     In August 2006, we issued, in a public offering, 5,750,000 of our common units, including common units sold pursuant to the underwriters' over-allotment option, at a price of $44.80 per unit, less commissions and underwriting expenses. We received net proceeds of approximately $248.0 million for the issuance of these 5,750,000 common units.

     From time to time we issue long-term debt securities. All of our long-term debt securities issued to date, other than those issued under our long-term revolving credit facility or those issued by our subsidiaries and operating partnerships, generally have the same terms except for interest rates, maturity dates and prepayment premiums. All of our outstanding debt securities are unsecured obligations that rank equally with all of our other senior debt obligations; however, a modest amount of secured debt has been incurred by some of our operating partnerships and subsidiaries. Our fixed rate notes provide that we may redeem the notes at any time at a price equal to 100% of the principal amount of the notes plus accrued interest to the redemption date plus a make-whole premium.

     As of December 31, 2006, our total liability balance due on the various series of our senior notes was $4,490.7 million, and the total liability balance due on the various borrowings of our operating partnerships and subsidiaries was

$154.5 million.

     In addition, on January 30, 2007, we completed a public offering of senior notes. We issued a total of $1.0 billion in principal amount of senior notes,

consisting of $600 million of 6.00% notes due February 1, 2017 and $400 million of 6.50% notes due February 1, 2037. We received proceeds from the issuance of the notes, after underwriting discounts and commissions, of approximately $992.8 million, and we used the proceeds to reduce the borrowings under our commercial paper program. For additional information regarding our debt securities, see

Note 9 to our consolidated financial statements included elsewhere in this report.

     Capital Requirements for Recent Transactions

     During 2006, our cash outlays for the acquisition of assets totaled $397.4 million. We utilized our commercial paper program to fund our 2006 acquisitions.

We then reduced our short-term borrowings with the proceeds from our August issuance of common units. We intend to refinance the remainder of our current short-term debt and any additional short-term debt incurred during 2007 through a combination of long-term debt, equity and the issuance of additional commercial paper to replace maturing commercial paper borrowings.

     We are committed to maintaining a cost effective capital structure and we intend to finance new acquisitions using a mix of approximately 50% equity financing and 50% debt financing. For more information on our capital requirements during 2006 in regard to our acquisition expenditures, see Note 3 to our consolidated financial statements included elsewhere in this report.

     Off Balance Sheet Arrangements

     We have invested in entities that are not consolidated in our financial statements. As of December 31, 2006, our obligations with respect to these investments, as well as our obligations with respect to a letter of credit, are summarized below (dollars in millions):





                                                                                                                  Our

                                                      Our          Remaining         Total       Total        Contingent

                                    Investment    Ownership        Interest(s)       Entity      Entity        Share of

    Entity                             Type        Interest        Ownership       Assets(5)      Debt       Entity Debt(6)

    ------------------------------  ----------    ---------       ------------     ---------     ------      -------------


                                    General

    Cortez Pipeline Company........ Partner          50%          (1)                $73.7       $148.9         $74.5(2)

    Red Cedar Gathering             General                       Southern Ute

        Company.................... Partner          49%          Indian Tribe      $247.5        $31.4         $15.4

                                                                  ConocoPhillips

                                    Limited                       and

    West2East Pipeline LLC(3)...... Liability        51%          Sempra Energy     $850.5       $790.1        $403.0

                                                                  Nassau County,

    Nassau County,                                                Florida Ocean

        Florida Ocean Highway                                     Highway and

        and Port Authority (4).....     N/A          N/A          Port Authority     N/A          N/A           $23.9

---------



(1)  The remaining general partner interests are owned by ExxonMobil Cortez

     Pipeline, Inc., an indirect wholly-owned subsidiary of ExxonMobil

     Corporation and Cortez Vickers Pipeline Company, an indirect subsidiary of

     M.E. Zuckerman Energy Investors Incorporated.

(2)  We are severally liable for our percentage ownership share (50%) of the

     Cortez Pipeline Company debt. Shell Oil Company shares our several guaranty obligations jointly and severally; however, we are obligated to indemnify

     Shell for liabilities it incurs in connection with such guaranty.

     Accordingly, in December 2006 and January 2007 we entered into two separate letters of credit, each in the amount of $37.5 million issued by JP Morgan

     Chase, in order to secure our indemnification obligations to Shell for 50%

     of the Cortez debt balance of $148.9 million.

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

(3)  West2East Pipeline LLC is a limited liability company and is the sole owner of Rockies Express Pipeline LLC. As of December 31, 2006, the remaining limited liability member interests in West2East Pipeline LLC are owned by

     ConocoPhillips (24%) and Sempra Energy (25%). We owned a 66 2/3% ownership interest in West2East Pipeline LLC from October 21, 2005 until June 30,

     2006, and we included its results in our consolidated financial statements until June 30, 2006. On June 30, 2006, our ownership interest was reduced to 51%, West2East Pipeline LLC was deconsolidated, and we subsequently accounted for our investment under the equity method of accounting.

(4)  Arose from our Vopak terminal acquisition in July 2001. Nassau County,

     Florida Ocean Highway and Port Authority is a political subdivision of the

     State of Florida. During 1990, Ocean Highway and Port Authority issued its

     Adjustable Demand Revenue Bonds in the aggregate principal amount of $38.5 million for the purpose of constructing certain port improvements located in Fernandino Beach, Nassau County, Florida. A letter of credit was issued as security for the Adjustable Demand Revenue Bonds and was guaranteed by the parent company of Nassau Terminals LLC, the operator of the port facilities. In July 2002, we acquired Nassau Terminals LLC and became guarantor under the letter of credit agreement. In December 2002, we issued a $28 million letter of credit under our credit facilities and the former letter of credit guarantee was terminated. As of December 31, 2006, the value of this letter of credit outstanding under our credit facility was

     $23.9 million. Principal payments on the bonds are made on the first of

     December each year and reductions are made to the letter of credit.

(5)  Principally property, plant and equipment.

(6)  Represents the portion of the entity's debt that we may be responsible for if the entity cannot satisfy the obligation.

     We account for our investments in Cortez Pipeline Company, Red Cedar

Gathering Company and West2East Pipeline LLC under the equity method of accounting. For the year ended December 31, 2006, our share of earnings, based on our ownership percentage and before amortization of excess investment cost was $19.2 million from


Cortez Pipeline Company, $36.3 million from Red Cedar Gathering Company, and

$1.9 million from West2East Pipeline LLC. Additional information regarding the nature and business purpose of these investments is included in Notes 7 and 9 to our consolidated financial statements included elsewhere in this report.

  Summary of Certain Contractual Obligations




                                                        Amount of Commitment Expiration per Period

                                              ----------------------------------------------------------------

                                                              1 Year                                  After 5

                                                 Total        or Less      2-3 Years    4-5 Years      Years

                                              ----------   ----------    ----------   ----------   -----------

                                                                      (In thousands)


Contractual Obligations:

Commercial paper outstanding...............   $1,098,192   $1,098,192    $       --   $       --   $        --

Other debt borrowings-principal payments...    4,654,476      260,899       267,763      969,494     3,156,320

Interest payments(a).......................    3,922,682      349,792       547,492      469,117     2,556,281

Lease obligations(b).......................      157,668       47,882        50,578       30,339        28,869

Post-retirement welfare plans(c)...........        3,709          363           729          727         1,890

Other obligations(d).......................      155,184       47,391        60,770       39,972         7,051

                                              ----------   ----------    ----------   ----------   -----------

Total......................................   $9,991,911   $1,804,519    $  927,332   $1,509,649   $ 5,750,411

                                              ==========   ==========    ==========   ==========   ===========

Other commercial commitments:

Standby letters of credit(e)...............   $  445,793   $  387,579    $   20,224   $      490   $   37,500

                                              ==========   ==========    ==========   ==========   ==========

Capital expenditures(f)....................   $   85,955   $   85,955             -            -             -

                                              ==========   ==========    ==========   ==========   ===========

-------------



(a)  Interest payment obligations exclude adjustments for interest rate swap agreements.

(b)  Represents commitments for capital leases, including interest, and operating leases.

(c)  Represents expected contributions to post-retirement welfare plans based on calculations of independent enrolled actuary as of December 31, 2006.

(d)  Consist of payments due under carbon dioxide take-or-pay contracts, carbon dioxide removal contracts, natural gas liquids joint tariff agreements and,

     for the 1 Year or Less column only, our purchase and sale agreement with

     Trans-Global Solutions, Inc. for the acquisition of our Texas Petcoke terminal assets.

(e)  The $445.8 million in letters of credit outstanding as of December 31 2006 consisted of the following: (i) a combined $243 million in three letters of credit supporting our hedging of commodity price risks; (ii) a combined

     $39.7 million in two letters of credit supporting the construction of our

     Kinder Morgan Louisiana Pipeline; (iii) a $37.5 million letter of credit supporting our indemnification obligations on the Series D note borrowings of Cortez Capital Corporation; (iv) our $30.3 million guarantee under letters of credit supporting our International Marine Terminals Partnership

     Plaquemines, Louisiana Port, Harbor, and Terminal Revenue Bonds; (v) a

     $25.4 million letter of credit supporting our Kinder Morgan Liquids

     Terminals LLC New Jersey Economic Development Revenue Bonds; (vi) a $24.1

     million letter of credit supporting our Kinder Morgan Operating L.P. "B"

     tax-exempt bonds; (vii) a $23.9 million letter of credit supporting Nassau

     County, Florida Ocean Highway and Port Authority tax-exempt bonds; (viii) a

     $5.4 million letter of credit supporting our Arrow Terminals, L.P. Illinois

     Development Revenue Bonds; and (ix) a combined $16.5 million in seven letters of credit supporting environmental and other obligations of us and our subsidiaries.

(f)  Represents commitments for the purchase of plant, property and equipment as of December 31, 2006.

     Operating Activities

     Net cash provided by operating activities was $1,257.4 million in 2006,

versus $1,289.4 million in 2005. The year-to-year decrease of $32.0 million (2%)

in cash flow from operations primarily consisted of the following:

     o    a $125.0 million decrease in cash inflows relative to net changes in working capital items, mainly due to timing differences that resulted in higher net cash payments of $159.2 million with regard to the collection and payment of both trade and related party receivables and payables;

     o    a $19.1 million decrease in cash related to payments made in June 2006 to certain shippers on our Pacific operations' pipelines. The payment related to a settlement agreement reached in May 2006 that resolved certain challenges by complainants with regard to delivery tariffs and gathering enhancement fees at our


          Pacific operations' Watson Station, located in Carson, California. The agreement called for estimated refunds to be paid into an escrow account pending final approval by the FERC, which was made in the third quarter of 2006;

     o    a $104.4 million increase in cash from overall higher partnership income--net of non-cash items including depreciation charges,

          undistributed earnings from equity investments, non-cash pipeline transportation rate case expenses, and gains from both the sale of assets and property casualty settlements. The higher partnership income reflects an increase in cash earnings from our four reportable business segments in 2006, as discussed above in "-Results of

          Operations." The components of this overall $104.4 million increase in operating cash inflows in 2006 compared to 2005 consisted of the following:

     o    a $159.9 million increase from higher overall net income;

     o    a $63.9 million increase from higher non-cash depreciation, depletion and amortization expenses;

     o    a $15.5 million increase from higher non-cash earnings from our unconsolidated investees accounted for under the equity method of accounting;

     o    a $105.0 million decrease from the 2005 non-cash operating expense attributable to an increase in our reserves related to our Pacific operations' rate case liability; and

     o    a $29.9 million decrease from non-cash property-related gains and losses-- primarily consisting of the $15.1 million gain from the combined sale of our Douglas natural gas gathering system and Painter

          Unit fractionation facility and the $15.2 million gain from property casualty indemnifications, both recognized in 2006;

     o    a $4.8 million increase related to higher distributions received from equity investments--chiefly due to higher distributions received from

          Red Cedar Gathering Company in 2006, when compared to 2005. The overall increase in distributions was partially offset by lower distributions from Plantation Pipe Line Company, due to lower overall partnership net income in 2006 versus 2005. The increase in distributions received from Red Cedar was due primarily to higher year-over-year net income in 2006 versus 2005, and also from the fact that Red Cedar had higher capital expansion spending in 2005, and funded a large portion of the expenditures with retained cash; and

     o    a $2.9 million increase in cash inflows relative to changes in non-current assets and liabilities--which represent offsetting changes in cash from various long-term assets and liability accounts.

     Investing Activities

     Net cash used in investing activities was $1,388.2 million for the year ended December 31, 2006, compared to $1,181.1 million for the prior year. The

$207.1 million (18%) overall increase in funds utilized in investing activities was mainly attributable to:

     o    a $195.2 million (23%) increase in capital expenditures--driven by a

          $168.7 million increase in capital spending from our Natural Gas

          Pipelines business segment, largely due to the inclusion of Rockies

          Express Pipeline LLC's capital expenditures for the first six months of 2006, and by incremental expenditures for both asset infrastructure expansions and hurricane repair and replacement costs. We continue to make significant investments for both strategic acquisitions and internal growth projects, and including all expansion and maintenance projects, our capital expenditures were $1,058.3 million in 2006,

          compared to $863.1 million in 2005.

          Our sustaining capital expenditures totaled $125.4 million in 2006 and

          $140.8 million in 2005. Sustaining capital expenditures are defined as capital expenditures which do not increase the capacity of an asset.

          Beginning in the third quarter of 2006, our Products Pipelines and CO2 business segments and our Texas intrastate natural gas pipeline group began recognizing certain costs incurred as part of their pipeline integrity management program as maintenance expense in the period incurred, and in addition, recorded an expense for


          costs previously capitalized as sustaining capital expenditures during the first six months of 2006. This change primarily affected our

          Products Pipelines business segment, reducing its earnings before depreciation, depletion and amortization expenses by $24.2 million and reducing its sustaining capital expenditures by $19.8 million, when compared to 2005.

          Additionally, our forecasted expenditures for sustaining capital expenditures for 2007 are approximately $156.5 million. This amount has been forecasted primarily for the purchase of plant and equipment.

          All of our capital expenditures, with the exception of sustaining capital expenditures, are discretionary;

     o    an $89.6 million (29%) increase due to higher expenditures made for strategic business acquisitions--in 2006, our acquisition outlays totaled $397.4 million, which primarily consisted of $244.6 million for the acquisition of Entrega Gas Pipeline LLC and $89.1 million for the acquisition of bulk, liquids and refined products terminal operations and related assets. In 2005, our acquisition outlays totaled $307.8 million, including cash outflows of $188.4 million for the acquisition of our Texas petroleum coke bulk terminal assets,

          $52.9 million for our North Dayton, Texas natural gas storage facility, and $23.9 million for the acquisition of our Kinder Morgan

          Staten Island liquids terminal. Both our 2006 and 2005 acquisition expenditures are discussed more fully in Note 3 to our consolidated financial statements included elsewhere in this report;

     o    a $74.0 million decrease in cash used due to higher net proceeds of

          $60.9 million received from both the sales of property, plant and equipment and other net assets, net of salvage and removal costs, and

          $13.1 million from property insurance indemnities received in 2006 for damaged or destroyed property as a result of the 2005 hurricane season. The increase from sales proceeds in 2006 versus 2005 was driven by (i) the $42.5 million we received from Momentum Energy

          Group, LLC for the combined sale of our Douglas natural gas gathering system and Painter Unit fractionation facility; and (ii) the $27.1 million we received from the sale of certain oil and gas properties originally acquired from Journey Acquisition - I, L.P. and Journey

          2000, L.P.; and

     o    a $5.9 million (31%) decrease due to lower payments for natural gas stored underground and natural gas liquids pipeline line-fill--largely related to lower investments in underground natural gas storage volumes in 2006 compared to 2005.

     Financing Activities

     Net cash provided by financing activities was $132.4 million in 2006; while in the prior year, our financing activities used net cash of $96.0 million. The

$228.4 million overall increase in cash inflows provided by financing activities was primarily due to:

     o    a $499.1 million increase from overall debt financing

          activities--which include our issuances and payments of debt and our debt issuance costs. The increase was primarily due to a $795.2 million increase from higher net commercial paper borrowings in 2006,

          partially offset by a $294.4 million decrease due to both issuances and payments of senior notes during 2005.

          During each of the years 2006 and 2005, we used our commercial paper borrowings to fund our asset acquisitions, capital expansion projects and other partnership activities. We subsequently raised funds to refinance a portion of those borrowings by issuing additional common units and, in 2005 only, completing public offerings of senior notes.

          We used the proceeds from these debt and equity issuances to reduce our borrowings under our commercial paper program. Furthermore, the increase in our commercial paper debt includes net borrowings of

          $412.5 million under the commercial paper program of Rockies Express

          Pipeline LLC. We held a 66 2/3% ownership interest in Rockies Express

          Pipeline LLC until June 30, 2006, and according to the provisions of generally accepted accounting principles, we included its cash inflows and outflows in our consolidated statement of cash flows for the first six months of 2006.

          On June 30, 2006, following ConocoPhillips' acquisition of a 24%

          ownership interest in West2East Pipeline LLC (and its subsidiary

          Rockies Express Pipeline LLC), we deconsolidated West2East Pipeline

          LLC and we have subsequently accounted for our investment under the equity method of accounting. Following the change to the equity method on June 30, 2006, Rockies Express' debt balances were no longer included in our


          consolidated balance sheet and its cash inflows and outflows for all periods subsequent to June 2006 were not included in our consolidated statement of cash flows.

          The decrease in cash inflows from changes in our senior notes related to debt activities occurring on March 15, 2005. On that date, we both closed a public offering of $500 million in principal amount of 5.80%

          senior notes and repaid $200 million of 8.0% senior notes that matured on that date. The 5.80% senior notes are due March 15, 2035. We received proceeds from the issuance of the notes, after underwriting discounts and commissions, of approximately $494.4 million, and we used the proceeds to repay the 8.0% senior notes and to reduce our commercial paper debt;

     o    a $102.0 million increase from contributions from minority interests--principally due to contributions of $104.2 million received in 2006 from Sempra Energy with regard to its ownership interest in

          Rockies Express Pipeline LLC. The contribution from Sempra included an amount of $80 million, contributed in the first quarter of 2006, for

          Sempra's original 33 1/3% share of the purchase price of Entrega Gas

          Pipeline LLC. In April 2006, Rockies Express Pipeline LLC merged with and into Entrega Gas Pipeline LLC, and the surviving entity was renamed Rockies Express Pipeline LLC;

     o    a $15.3 million increase from net changes in cash book

          overdrafts--which represent checks issued but not yet endorsed. The increase reflects a higher amount of outstanding checks in 2006, due to timing differences in the payments of year-end accruals and outstanding vendor invoices in 2006 versus 2005;

     o    a $221.6 million decrease from higher partnership

          distributions--distributions to all partners, consisting of our common and Class B unitholders, our general partner and minority interests,

          totaled $1,171.5 million in 2006, compared to $949.9 million in 2005.

          The overall increase in period-to-period distributions included minority interest distributions of $105.2 million paid from our

          Rockies Express Pipeline LLC subsidiary to Sempra Energy in the first half of 2006. The distributions to Sempra (and distributions to us for our proportionate ownership interest) were made in conjunction with

          Rockies Express' establishment of and subsequent borrowings under its commercial paper program during the second quarter of 2006, as discussed above. During the second quarter of 2006, Rockies Express both issued a net amount of $412.5 million of commercial paper and distributed $315.5 million to its member owners. Prior to the establishment of its commercial paper program (supported by its five-year unsecured revolving credit agreement), Rockies Express funded its acquisition of Entrega Gas Pipeline LLC and its Rockies

          Express Pipeline construction costs with contributions from both us and Sempra.

          Excluding the minority interest distributions to Sempra, overall distributions increased $116.4 million in 2006, when compared to 2005.

          The increase primarily resulted from higher distributions of

          "Available Cash," as described below in "--Partnership Distributions."

          The increase in "Available Cash" distributions in 2006 versus 2005 was due to an increase in the per unit cash distributions paid, an increase in the number of units outstanding and an increase in our general partner incentive distributions. We paid distributions of

          $3.23 per unit in 2006 compared to $3.07 per unit in 2005. The 5%

          increase in distributions paid per unit principally resulted from favorable operating results in 2006. The increase in our general partner incentive distributions resulted from both increased cash distributions per unit and an increase in the number of common units and i-units outstanding.

          We also distributed 4,383,303 and 3,760,732 i-units in quarterly distributions during 2006 and 2005, respectively, to KMR, our sole

          i-unitholder. The amount of i-units distributed in each quarter was based upon the amount of cash we distributed to the owners of our common and Class B units during that quarter of 2006 and 2005. For each outstanding i-unit that KMR held, a fraction of an i-unit was issued. The fraction was determined by dividing the cash amount distributed per common unit by the average of KMR's shares' closing market prices for the ten consecutive trading days preceding the date on which the shares began to trade ex-dividend under the rules of the

          New York Stock Exchange; and

     o    a $167.2 million decrease in cash inflows from common unit equity issuances--primarily related to the incremental cash we received from our two separate 2005 common unit issuances over the cash received from


          our single 2006 common unit issuance. In both 2006 and 2005, we used the proceeds from each of these issuances to reduce the borrowings under our commercial paper program.

          In an August 2006 public offering, we issued an additional 5,750,000 of our common units at a price of $44.80, less commissions and underwriting expenses. After all fees, we received net proceeds of

          $248.0 million for the issuance of these common units. In 2005, we received aggregate proceeds of $413.7 million from two separate common unit equity issuances, consisting of the following (amounts are net of all commissions and underwriting expenses):

          o    $283.6 million received from our issuance of 5,750,000 common units in an August 2005 public offering; and

          o    $130.1 million received from our issuance of 2,600,000 common units in a November 2005 public offering.

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

     Our general partner is granted discretion by our partnership agreement,

which discretion has been delegated to KMR, subject to the approval of our general partner in certain cases, to establish, maintain and adjust reserves for future operating expenses, debt service, maintenance capital expenditures, rate refunds and distributions for the next four quarters. These reserves are not restricted by magnitude, but only by type of future cash requirements with which they can be associated. When KMR determines our quarterly distributions, it considers current and expected reserve needs along with current and expected cash flows to identify the appropriate sustainable distribution level. For 2006,

2005 and 2004, we distributed approximately 103%, 101% and 96%, respectively, of the total of cash receipts less cash disbursements (calculations assume that KMR unitholders received cash). The difference between these numbers and 100% of distributable cash flow reflects net changes in reserves.

     Our general partner and owners of our common units and Class B units receive distributions in cash, while KMR, the sole owner of our i-units,

receives distributions in additional i-units. We do not distribute cash to

i-unit owners but retain the cash for use in our business. However, the cash equivalent of distributions of i-units is treated as if it had actually been distributed for purposes of determining the distributions to our general partner. Each time we make a distribution, the number of i-units owned by KMR and the percentage of our total units owned by KMR increase automatically under the provisions of our partnership agreement.

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


     o    fourth, 50% of any available cash then remaining to the owners of all classes of units pro rata, to owners of common units and Class B units in cash and to owners of i-units in the equivalent number of i-units,

          and 50% to our general partner.

     Incentive distributions are generally defined as all cash distributions paid to our general partner that are in excess of 2% of the aggregate value of cash and i-units being distributed. Our general partner's incentive distribution that we declared for 2006 was $508.3 million, while the incentive distribution paid to our general partner during 2006 was $515.9 million. The difference between declared and paid distributions is due to the fact that our distributions for the fourth quarter of each year are declared and paid in the first quarter of the following year.

     Under the terms of our partnership agreement, our distributions to unitholders for 2006 required incentive distributions to our general partner in the amount of $528.4 million; however, due to the fact that we did not meet our

2006 budget target, we had no obligation to fund our 2006 bonus plan for the executive officers of our general partner and KMR, and for the employees of KMGP

Services Company, Inc. and KMI who operate our businesses. The board of directors of KMI determined that it was in KMI's long-term interest to fund a partial payout of our bonuses through a reduction in the general partner's incentive distribution and accordingly, our general partner, with the approval of the compensation committees and boards of KMI and KMR, waived $20.1 million of its 2006 incentive distribution for the fourth quarter of 2006. The waived amount approximates an amount equal to our actual bonus payout for 2006, which is approximately 75% of our budgeted full bonus payout for 2006 of $26.5 million. Including the effect of this waiver, our distributions to unitholders for 2006 resulted in payments of incentive distributions to our general partner in the amount of $508.3 million.

     On February 14, 2007, we paid a quarterly distribution of $0.83 per unit for the fourth quarter of 2006. This distribution was 4% greater than the $0.80 distribution per unit we paid for the fourth quarter of 2005 and 2% greater than the $0.81 distribution per unit we paid for the first quarter of 2006. We paid this distribution in cash to our common unitholders and to our Class B unitholders. KMR, our sole i-unitholder, received additional i-units based on the $0.83 cash distribution per common unit. We believe that future operating results will continue to support similar levels of quarterly cash and i-unit distributions; however, no assurance can be given that future distributions will continue at such levels.

     Litigation and Environmental

     As of December 31, 2006, we have recorded a total reserve for environmental claims, without discounting and without regard to anticipated insurance recoveries, in the amount of $61.6 million. In addition, we have recorded a receivable of $27.0 million for expected cost recoveries that have been deemed probable. The reserve is primarily established to address and clean up soil and ground water impacts from former releases to the environment at facilities we have acquired or accidental spills or releases at facilities that we own.

Reserves for each project are generally established by reviewing existing documents, conducting interviews and performing site inspections to determine the overall size and impact to the environment. Reviews are made on a quarterly basis to determine the status of the cleanup and the costs associated with the effort. In assessing environmental risks in conjunction with proposed acquisitions, we review records relating to environmental issues, conduct site inspections, interview employees, and, if appropriate, collect soil and groundwater samples.

     Additionally, as of December 31, 2006, we have recorded a total reserve for legal fees, transportation rate cases and other litigation liabilities in the amount of $112.0 million. The reserve is primarily related to various claims from lawsuits arising from our Pacific operations' pipeline transportation rates, and the contingent amount is based on both the circumstances of probability and reasonability of dollar estimates. We regularly assess the likelihood of adverse outcomes resulting from these claims in order to determine the adequacy of our liability provision. As of December 31, 2005, our total reserve for legal fees, transportation rate cases and other litigation liabilities amounted to $136.5 million.

     Though no assurance can be given, we believe we have established adequate environmental and legal reserves such that the resolution of pending environmental matters and litigation will not have a material adverse impact on our business, cash flows, financial position or results of operations.


     Pursuant to our continuing commitment to operational excellence and our focus on safe, reliable operations, we have implemented, and intend to implement in the future, enhancements to certain of our operational practices in order to strengthen our environmental and asset integrity performance. These enhancements have resulted and may result in higher operating costs and sustaining capital expenditures; however, we believe these enhancements will provide us the greater long term benefits of improved environmental and asset integrity performance.

     Please refer to Notes 16 and 17, respectively, to our consolidated financial statements included elsewhere in this report for additional information regarding pending litigation, environmental and asset integrity matters.

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

2008.  We have included all incremental expenditures estimated to occur during 2007 associated with the Pipeline Safety Improvement Act of 2002 and the integrity management of our products pipelines in our 2007 budget and capital expenditure plan.

     Please refer to Note17 to our consolidated financial statements included elsewhere in this report for additional information regarding regulatory matters.

     Recent Accounting Pronouncements

     Please refer to Note 18 to our consolidated financial statements included elsewhere in this report for information concerning recent accounting pronouncements.

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

     o    crude oil and natural gas production from exploration and production areas that we serve, including, among others, the Permian Basin area of West Texas;

     o    changes in laws or regulations, third-party relations and approvals,

          decisions of courts, regulators and governmental bodies that may adversely affect our business or our ability to compete;

     o    changes in accounting pronouncements that impact the measurement of our results of operations, the timing of when such measurements are to be made and recorded, and the disclosures surrounding these activities;

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

     o    our ability to obtain insurance coverage without significant levels of self-retention of risk;

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


     o    engineering and mechanical or technological difficulties with operational equipment, in well completions and workovers, and in drilling new wells;

     o    the uncertainty inherent in estimating future oil and natural gas production or reserves;

     o    the ability to complete expansion projects on time and on budget;

     o    the timing and success of business development efforts; and

     o    unfavorable results of litigation and the fruition of contingencies referred to in Note 3 to our consolidated financial statements included elsewhere in this report.

     There is no assurance that any of the actions, events or results of the forward-looking statements will occur, or if any of them do, what impact they will have on our results of operations or financial condition. Because of these uncertainties, you should not put undue reliance on any forward-looking statements.

     See Item 1A "Risk Factors" for a more detailed description of these and other factors that may affect the forward-looking statements. When considering forward-looking statements, one should keep in mind the risk factors described in "Risk Factors" above. The risk factors could cause our actual results to differ materially from those contained in any forward-looking statement. Other than as required by applicable law, we disclaim any obligation to update the above list or to announce publicly the result of any revisions to any of the forward-looking statements to reflect future events or developments.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

     Generally, our market risk sensitive instruments and positions have been determined to be "other than trading." Our exposure to market risk as discussed below includes forward-looking statements and represents an estimate of possible changes in fair value or future earnings that would occur assuming hypothetical future movements in interest rates or commodity prices. Our views on market risk are not necessarily indicative of actual results that may occur and do not represent the maximum possible gains and losses that may occur, since actual gains and losses will differ from those estimated, based on actual fluctuations in commodity prices or interest rates and the timing of transactions.

Energy Commodity Market Risk

     We are exposed to commodity market risk and other external risks, such as weather-related risk, in the ordinary course of business. However, we take steps to hedge, or limit our exposure to, these risks in order to maintain a more stable and predictable earnings stream. Stated another way, we execute a hedging strategy that seeks to protect our financial position against adverse price movements and serves to minimize potential losses. Our strategy involves the use of certain energy commodity derivative contracts to reduce and minimize the risks associated with unfavorable changes in the market price of natural gas,

natural gas liquids and crude oil. The derivative contracts we use include energy products traded on the New York Mercantile Exchange and over-the-counter markets, including, but not limited to, futures and options contracts, fixed price swaps and basis swaps.

     Fundamentally, our hedging strategy involves taking a simultaneous position in the futures market that is equal and opposite to our position in the cash market (or physical product) in order to minimize the risk of financial loss from an adverse price change. For example, as sellers of crude oil and natural gas, we often enter into fixed price swaps and/or futures contracts to guarantee or lock-in the sale price of our oil or the margin from the sale and purchase of our natural gas at the time of market delivery, thereby directly offsetting any change in prices, either positive or negative. A hedge is successful when gains or losses in the cash market are neutralized by losses or gains in the futures transaction.

     Our risk management policies prohibit us from engaging in speculative trading and we are not a party to leveraged derivatives. Furthermore, our policies require that we only enter into derivative contracts with carefully selected major financial institutions or similar counterparties based upon their credit ratings and other factors, and


we maintain strict dollar and term limits that correspond to our counterparties'

credit ratings. While we enter into derivative transactions only with investment grade counterparties and actively monitor their credit ratings, it is nevertheless possible that losses will result from counterparty credit risk in the future. The credit ratings of the primary parties from whom we purchase energy commodity derivative contracts are as follows:

                                                          Credit Rating

                                                          -------------

        Morgan Stanley.................................        A+

        J. Aron & Company / Goldman Sachs..............        AA-

        BNP Paribas....................................        AA

     We account for our energy commodity risk management derivative contracts according to the provisions of Statement of Financial Accounting Standards No.

133, "Accounting for Derivative Instruments and Hedging Activities" (after amendment by SFAS No. 137, SFAS No. 138, and SFAS No. 149). According to the

provisions of SFAS No. 133, derivatives are measured at fair value and recognized on the balance sheet as either assets or liabilities, and in general,

gains and losses on derivatives are reported on the income statement. However,

as discussed above, our principal use of energy commodity derivative contracts is to mitigate the market price risk associated with anticipated transactions for the purchase and sale of natural gas, natural gas liquids and crude oil.

Using derivative contracts to help provide us certainty with regard to our operating cash flows helps us undertake further capital improvement projects,

attain budget results and meet distribution targets to our partners.

     SFAS No. 133 categorizes such use of energy commodity derivative contracts as cash flow hedges because the derivative contract is used to hedge the anticipated future cash flow of a transaction that is expected to occur but whose value is uncertain. Cash flow hedges are defined as hedges made with the intention of decreasing the variability in cash flows related to future transactions, as opposed to the value of an asset, liability or firm commitment,

and SFAS No. 133 prescribes special hedge accounting treatment for such derivatives.

     In accounting for cash flow hedges, gains and losses on the derivative contracts are reported in other comprehensive income, outside "Net Income"

reported in our consolidated statements of income, but only to the extent that the gains and losses from the change in value of the derivative contracts can later offset the loss or gain from the change in value of the hedged future cash flows during the period in which the hedged cash flows affect net income. That is, for cash flow hedges, all effective components of the derivative contracts'

gains and losses goes to other comprehensive income, pending occurrence of the expected transaction. Other comprehensive income consists of those financial items that are included in "Accumulated other comprehensive loss" in our accompanying consolidated balance sheets but not included in our net income.

Thus, in highly effective cash flow hedges, where there is no ineffectiveness,

other comprehensive income changes by exactly as much as the derivative contracts and there is no impact on earnings.

     All remaining gains and losses on the derivative contracts (the ineffective portion) are included in current net income. The ineffective portion of the gain or loss on the derivative contracts is the difference between the gain or loss from the change in value of the derivative contract and the effective portion of that gain or loss. In addition, when the hedged forecasted transaction does take place and affects earnings, the effective part of the hedge is also recognized in the income statement, and the earlier recognized effective amounts are removed from "Accumulated other comprehensive loss." If the forecasted transaction results in an asset or liability, amounts in "Accumulated other comprehensive loss" should be reclassified into earnings when the asset or liability affects earnings through cost of sales, depreciation, interest expense, etc.

     Under current accounting rules, the accumulated components of other comprehensive income are to be reported separately as accumulated other comprehensive income or loss in the stockholders' equity section of the balance sheet. Accordingly, our application of SFAS No. 133 has resulted in deferred net loss amounts of $838.7 million and $1,079.4 million being included within

"Accumulated other comprehensive loss" in the Partners' Capital section of our accompanying balance sheets as of December 31, 2006 and December 31, 2005,

respectively.

     For us, the gains and losses that are included in "Accumulated other comprehensive loss" in our accompanying consolidated balance sheets are primarily related to the derivative contracts associated with our hedging of anticipated future cash flows from the sales and purchases of natural gas,

natural gas liquids and crude oil and represent the effective portion of the gain or loss on these derivative contacts. In future periods, as the hedged cash


flows from our actual purchases and sales of energy commodities affect our net income, the related gains and losses included in our accumulated other comprehensive loss as a result of our hedging are transferred to the income statement as well, effectively offsetting the changes in cash flows stemming from the hedged risk.

     We measure the risk of price changes in the natural gas, natural gas liquids and crude oil markets utilizing a value-at-risk model. Value-at-risk is a statistical measure of how much the mark-to-market value of a portfolio could change during a period of time, within a certain level of statistical confidence. We utilize a closed form model to evaluate risk on a daily basis.

The value-at-risk computations utilize a confidence level of 97.7% for the resultant price movement and a holding period of one day is chosen for the calculation. The confidence level used means that there is a 97.7% probability that the mark-to-market losses for a single day will not exceed the value-at-risk number presented. Derivative contracts evaluated by the model include commodity futures and options contracts, fixed price swaps, basis swaps and over-the-counter options.

     For each of the years ended December 31, 2006 and 2005, value-at-risk reached a high of $2.6 million and $21.5 million, respectively, and a low of

$0.5 million and $7.6 million, respectively. Value-at-risk as of December 31,

2006, was $0.6 million and averaged $1.1 million for 2006. Value-at-risk as of

December 31, 2005, was $9.1 million and averaged $12.7 million for 2005.

     Our calculated value-at-risk exposure represents an estimate of the reasonably possible net losses that would be recognized on our portfolio of derivative contracts assuming hypothetical movements in future market rates, and is not necessarily indicative of actual results that may occur. It does not represent the maximum possible loss or any expected loss that may occur, since actual future gains and losses will differ from those estimated. Actual gains and losses may differ from estimates due to actual fluctuations in market rates,

operating exposures and the timing thereof, as well as changes in our portfolio of derivatives during the year. In addition, as discussed above, we enter into these derivative contracts solely for the purpose of mitigating the risks that accompany certain of our business activities and, therefore, the change in the market value of our portfolio of derivative contracts, with the exception of a minor amount of hedging inefficiency, is offset by changes in the value of the underlying physical transactions. For more information on our risk management activities, see Note 14 to our consolidated financial statements included

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

     As of December 31, 2006 and 2005, the carrying values of our fixed rate debt were approximately $4,551.2 million and $4,560.7 million, respectively.

These amounts compare to, as of December 31, 2006 and 2005, fair values of

$4,672.7 million and $4,805.0 million, respectively. Fair values were determined using quoted market prices, where applicable, or future cash flow discounted at market rates for similar types of borrowing arrangements. A hypothetical 10%

change (approximately 62 basis points) in the average interest rates applicable to such debt for 2006 and 2005, respectively, would result in changes of approximately $183.4 million and $193.8 million, respectively, in the fair values of these instruments.

     The carrying value and fair value of our variable rate debt, including associated accrued interest and excluding market value of interest rate swaps,

was $1,195.6 million as of December 31, 2006 and $655.9 million as of December

31, 2005. A hypothetical 10% change in the weighted average interest rate on all of our borrowings, when applied to our outstanding balance of variable rate debt as of December 31, 2006 and 2005, respectively, including adjustments for notional swap amounts, would result in changes of approximately $20.3 million and $13.9 million, respectively, in our 2006 and 2005 annual pre-tax earnings.


     As of both December 31, 2006 and 2005, we were a party to interest rate swap agreements with notional principal amounts of $2.1 billion. An interest rate swap agreement is a contractual agreement entered into between two counterparties under which each agrees to make periodic interest payments to the other for an agreed period of time based upon a predetermined amount of principal, which is called the notional principal amount. Normally at each payment or settlement date, the party who owes more pays the net amount; so at any given settlement date only one party actually makes a payment. The principal amount is notional because there is no need to exchange actual amounts of principal.

     We entered into our interest rate swap agreements for the purposes of:

     o    hedging the interest rate risk associated with our fixed rate debt obligations; and

     o    transforming a portion of the underlying cash flows related to our long-term fixed rate debt securities into variable rate debt in order to achieve our desired mix of fixed and variable rate debt.

     Since the fair value of our fixed rate debt varies with changes in the market rate of interest, we enter into swap agreements to receive a fixed and pay a variable rate of interest. Such swap agreements result in future cash flows that vary with the market rate of interest, and therefore hedge against changes in the fair value of our fixed rate debt due to market rate changes. As of December 31, 2006, all of our interest rate swap agreements represented fixed-for-variable rate swaps, where we agreed to pay our counterparties a variable rate of interest on a notional principal amount of $2.1 billion,

comprised of principal amounts from various series of our long-term fixed rate senior notes. In exchange, our counterparties agreed to pay us a fixed rate of interest, thereby allowing us to transform our fixed rate liabilities into variable rate obligations without the incurrence of additional loan origination or conversion costs.

     We monitor our mix of fixed rate and variable rate debt obligations in light of changing market conditions and from time to time may alter that mix by,

for example, refinancing balances outstanding under our variable rate debt with fixed rate debt (or vice versa) or by entering into interest rate swap agreements or other interest rate hedging agreements. In general, we attempt to maintain an overall target mix of approximately 50% fixed rate debt and 50%

variable rate debt.

     As of December 31, 2006, our cash and investment portfolio did not include fixed-income securities. Due to the short-term nature of our investment portfolio, a hypothetical 10% increase in interest rates would not have a material effect on the fair market value of our portfolio. Since we have the ability to liquidate this portfolio, we do not expect our operating results or cash flows to be materially affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.

     See Note 9 to our consolidated financial statements included elsewhere in this report for additional information related to our debt instruments; for more information on our interest rate swap agreements, see Note 14.

Item 8.  Financial Statements and Supplementary Data.

     The information required in this Item 8 is included in this report as set forth in the "Index to Financial Statements" on page 134.

Item 9.  Changes in and Disagreements with Accountants on Accounting and

Financial Disclosure.

     None.


Item 9A.  Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

     As of December 31, 2006, our management, including our Chief Executive

Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule

13a-15(b) under the Securities Exchange Act of 1934. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the evaluation, our Chief Executive Officer and our Chief Financial Officer

concluded that the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities

Exchange Act of 1934 is recorded, processed, summarized and reported as and when required, and is accumulated and communicated to our management, including our

Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

December 31, 2006.

     Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by

PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their attestation report which is included elsewhere in this report.

     Certain businesses we acquired during 2006 were excluded from the scope of our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006. The excluded businesses consisted of the following:

     o    the various oil and gas properties acquired from Journey Acquisition -

          I, L.P. and Journey 2000, L.P. on April 5, 2006. The acquisition was made effective March 1, 2006;

     o    three terminal operations acquired separately in April 2006: terminal equipment and infrastructure located on the Houston Ship Channel, a rail terminal located at the Port of Houston, and all of the membership interests in Lomita Rail Terminal LLC;

     o    all of the membership interests of Transload Services, LLC, acquired

          November 20, 2006;

     o    all of the membership interests of Devco USA L.L.C., acquired December

          1, 2006; and

     o    the refined petroleum products terminal located in Roanoke, Virginia,

          acquired from Motiva Enterprises, LLC effective December 15, 2006.

     These businesses, in the aggregate, constituted 0.4% of our total operating revenues for 2006 and 1.2% of our total assets as of December 31, 2006.


Changes in Internal Control Over Financial Reporting

     There has been no change in our internal control over financial reporting during the fourth quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

     None.


                                    PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers of our General Partner and its Delegate

     Set forth below is certain information concerning the directors and executive officers of our general partner and KMR, the delegate of our general partner. All directors of our general partner are elected annually by, and may be removed by, Kinder Morgan (Delaware), Inc. as its sole shareholder, and all directors of KMR are elected annually by, and may be removed by, our general partner as the sole holder of KMR's voting shares. Kinder Morgan (Delaware),

Inc. is a wholly owned subsidiary of KMI. All officers of the general partner and all officers of KMR serve at the discretion of the board of directors of our general partner.




         Name                     Age       Position with our General Partner and KMR

----------------------           ----   ---------------------------------------------


Richard D. Kinder............     62    Director, Chairman and Chief Executive Officer

C. Park Shaper...............     38    Director and President

Steven J. Kean...............     45    Executive Vice President and Chief Operating Officer

Edward O. Gaylord............     75    Director

Gary L. Hultquist............     63    Director

Perry M. Waughtal............     71    Director

Kimberly A. Dang.............     37    Vice President, Investor Relations and Chief Financial Officer

Jeffrey R. Armstrong.........     38    Vice President (President, Terminals)

Thomas A. Bannigan...........     53    Vice President (President, Products Pipelines)

Richard T. Bradley...........     51    Vice President (President, CO2)

David D. Kinder..............     32    Vice President, Corporate Development and Treasurer

Joseph Listengart............     38    Vice President, General Counsel and Secretary

Scott E. Parker..............     46    Vice President (President, Natural Gas Pipelines)

James E. Street..............     50    Vice President, Human Resources and Administration



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

He was elected Director, Chairman and Chief Executive Officer of Kinder Morgan

G.P., Inc. in February 1997. Mr. Kinder was elected President of KMR, Kinder

Morgan G.P., Inc. and KMI in July 2004 and served as President until May 2005.

Mr. Kinder is the uncle of David Kinder, Vice President, Corporate Development and Treasurer of KMR, Kinder Morgan G.P., Inc. and KMI.

     C. Park Shaper is Director and President of KMR and Kinder Morgan G.P.,

Inc. and President of KMI. Mr. Shaper was elected President of KMR, Kinder

Morgan G.P., Inc. and KMI in May 2005. He served as Executive Vice President of

KMR, Kinder Morgan G.P., Inc. and KMI from July 2004 until May 2005. Mr. Shaper was elected Director of KMR and Kinder Morgan G.P., Inc. in January 2003. He was

elected Vice President, Treasurer and Chief Financial Officer of KMR upon its formation in February 2001, and served as its Treasurer until January 2004, and its Chief Financial Officer until May 2005. He was elected Vice President,

Treasurer and Chief Financial Officer of KMI in January 2000, and served as its

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

Science degree in Industrial Engineering and a Bachelor of Arts degree in

Quantitative Economics from Stanford University.

     Steven J. Kean is Executive Vice President and Chief Operating Officer of

KMR, Kinder Morgan G.P., Inc. and KMI. Mr. Kean was elected Executive Vice

President and Chief Operating Officer of KMR, Kinder Morgan G.P., Inc. and KMI

in January 2006. He served as Executive Vice President, Operations of KMR,

Kinder Morgan G.P., Inc. and KMI from May 2005 to January 2006. He served as

President, Texas Intrastate Pipeline Group from June


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

Waughtal was elected Director of Kinder Morgan G.P., Inc. in April 2000. Since

1994, Mr. Waughtal has been the Chairman of Songy Partners Limited, an Atlanta,

Georgia based real estate investment company. Mr. Waughtal is also a director of

HealthTronics, Inc.

     Kimberly A. Dang is Vice President, Investor Relations and Chief Financial

Officer of KMR, Kinder Morgan G.P., Inc. and KMI. Mrs. Dang was elected Chief

Financial Officer of KMR, Kinder Morgan G.P., Inc. and KMI in May 2005. She

served as Treasurer of KMR, Kinder Morgan G.P., Inc. and KMI from January 2004 to May 2005. She was elected Vice President, Investor Relations of KMR, Kinder

Morgan G.P., Inc. and KMI in July 2002. From November 2001 to July 2002, she

served as Director, Investor Relations. From May 2001 until November 2001, Mrs.

Dang was an independent financial consultant. From September 2000 until May

2001, she served as an associate and later a principal at Murphree Venture

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

Missouri at Rolla.

     David D. Kinder is Vice President, Corporate Development and Treasurer of

KMR, Kinder Morgan G.P., Inc. and KMI. Mr. Kinder was elected Treasurer of KMR,

Kinder Morgan G.P., Inc. and KMI in May 2005. He was elected Vice President,

Corporate Development of KMR, Kinder Morgan G.P., Inc. and KMI in October 2002.

He served as manager of corporate development for KMI and Kinder Morgan G.P.,

Inc. from January 2000 to October


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

January 1995, his Juris Doctor, magna cum laude, from Boston University in May

1994, and his Bachelor of Arts degree in Economics from Stanford University in

June 1990.

     Scott E. Parker is Vice President (President, Natural Gas Pipelines) of

KMR, Kinder Morgan G.P., Inc. and KMI. He was elected Vice President (President,

Natural Gas Pipelines) of KMR, Kinder Morgan G.P., Inc. and KMI in May 2005. Mr.

Parker served as President of KMI's Natural Gas Pipeline Company of America, or

NGPL, from March 2003 to May 2005. Mr. Parker served as Vice President, Business

Development of NGPL from January 2001 to March 2003. He held various positions at NGPL from January 1984 to January 2001. Mr. Parker holds a Bachelor's degree in accounting from Governors State University.

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

"audit committee financial expert." The board has determined that all of the members of the audit committee are independent as described under the relevant standards.

     We have not, nor has our general partner nor KMR made, within the preceding three years, contributions to any tax-exempt organization in which any of our or

KMR's independent directors serves as an executive officer that in any single fiscal year exceeded the greater of $1.0 million or 2% of such tax-exempt organization's consolidated gross revenues.

     On April 11, 2006, our chief executive officer certified to the New York

Stock Exchange, as required by Section 303A.12(a) of the New York Stock Exchange

Listed Company Manual, that as of April 11, 2006, he was not aware of any violation by us of the New York Stock Exchange's Corporate Governance listing standards. We have also filed as an exhibit to this report the Sarbanes-Oxley

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


     Interested parties may contact our lead director, the chairpersons of any of the board's committees, the independent directors as a group or the full board by mail to Kinder Morgan Management, LLC, 500 Dallas Street, Suite 1000,

Houston, Texas 77002, Attention: General Counsel, or by e-mail within the

"Contact Us" section of our Internet website, at www.kindermorgan.com. Any communication should specify the intended recipient.

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

     Based solely on our review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that all Section 16(a) filing requirements were met during 2006.

Item 11.  Executive Compensation.

     As is commonly the case for publicly traded limited partnerships, we have no officers. Under our limited partnership agreement, Kinder Morgan G.P., Inc.,

as our general partner, is to direct, control and manage all of our activities.

Pursuant to a delegation of control agreement, Kinder Morgan G.P., Inc. has delegated to KMR the management and control of our business and affairs to the maximum extent permitted by our partnership agreement and Delaware law, subject to our general partner's right to approve certain actions by KMR. The executive officers and directors of Kinder Morgan G.P., Inc. serve in the same capacities for KMR. Certain of those executive officers also serve as executive officers of

KMI. All information in this report with respect to compensation of executive officers describes the total compensation received by those persons in all capacities for Kinder Morgan G.P., Inc., KMR, KMI and their respective affiliates; consequently, in this Item 11., "we," "our" or "us" refers to Kinder

Morgan G.P., Inc., KMR and, where appropriate, KMI.

Compensation Discussion and Analysis

     Program Objectives

     We are a publicly traded master limited partnership, and our businesses consist of a diversified portfolio of energy transportation, storage and production assets. We seek to attract and retain executives who will help us achieve our primary business strategy objective of growing the value of our portfolio of businesses for the benefit of our unitholders. To help accomplish this goal, we have designed an executive compensation program that rewards individuals with competitive compensation that consists of a mix of cash,

benefit plans and long-term compensation, with a majority of executive compensation tied to the "at risk" portions of the annual cash bonus and long-term equity compensation.

     The key objectives of our executive compensation program are to attract,

motivate and retain executives who will advance our overall business strategies and objectives to create and return value to our unitholders. We believe that an effective executive compensation program should link total compensation to financial performance and to the attainment of short and long term strategic,

operational, and financial objectives. We also believe it should provide competitive total compensation opportunities at a reasonable cost. In designing our executive compensation program, we have recognized that our executives have a much greater portion of their overall compensation at-risk than do our other employees; consequently, we have tried to establish the at-risk portions of our executive total compensation at levels that recognize their much increased level of responsibility and their ability to influence business results.

     Our executive compensation program is principally comprised of the following three elements:

     o    base cash salary;

     o    possible annual cash bonus (reflected in the Summary Compensation

          Table below as Non-Equity Incentive Plan Compensation); and


     o    possible long-term equity awards, namely grants of restricted KMI stock and, in previous years, grants of options to acquire shares of

          KMI common stock.

     It is our current philosophy to pay our executive officers a base salary not to exceed $200,000 per year, which is below base salaries for comparable positions in the marketplace. In addition, we believe that the compensation of our Chief Executive Officer, Chief Financial Officer and the executives named below, collectively referred to in this Item 11 as our named executive officers,

should be directly and materially tied to the financial performance of KMI and us, and should be aligned with the interests of KMI stockholders and our unitholders. Therefore, the majority of our named executive officers'

compensation is allocated to the "at risk" portions of our compensation program--the annual cash bonus and the long-term equity compensation. For 2006,

our executive compensation was weighted toward the cash bonus, payable on the basis of achieving (i) an earnings per share target by KMI; and (ii) a cash distribution per common unit target by us. Prior to 2003, we used both KMI stock options and restricted KMI stock as the principal components of long-term executive compensation, and beginning in 2003, we used grants of restricted stock exclusively as the principal component of long-term executive compensation.

     Grants of restricted KMI stock are made to encourage our executive officers to manage from the perspective of owners with an equity stake, and our approach to equity compensation is designed to balance the business objective of fair and reasonable executive pay with the business objectives of equityholder interests.

We are very sensitive to making large awards of KMI restricted stock or KMI stock options to our executive officers because such large awards dilute the ownership of KMI's stockholders. Therefore, we seek to balance the dilutive effect of such stock awards to KMI's existing stockholders with our need to attract and retain key employees.

     Additionally, we periodically compare our executive compensation components with market information. The purpose of this comparison is to ensure that our total compensation package operates effectively, remains both reasonable and competitive with the energy industry, and is generally comparable to the compensation offered by companies of similar size and scope as us. We also keep abreast of current trends, developments, and emerging issues in executive compensation, and if appropriate, will obtain advice and assistance from outside legal, compensation or other advisors.

     We have endeavored to design our executive compensation program and practices with appropriate consideration of all tax, accounting, legal and regulatory requirements. Section 162(m) of the Internal Revenue Code limits the deductibility of certain compensation for our executive officers to $1,000,000 of compensation per year; however, if specified conditions are met, certain compensation may be excluded from consideration of the $1,000,000 limit. Since the bonuses we pay to our executive officers are paid under KMI's stockholder-approved 2005 Annual Incentive Plan as a result of reaching designated financial targets established by KMI's compensation committee, we expect that all compensation paid to our executives will be deductible by KMI.

     Behaviors Designed to Reward

     Our executive compensation program is designed to reward individuals for advancing our business strategies and the interests of our stakeholders, and we prohibit engaging in any detrimental activities, such as performing services for a competitor, disclosing confidential information or violating appropriate business conduct standards. Each executive is held accountable to uphold and comply with company guidelines, which require the individual to maintain a discrimination-free workplace, to comply with orders of regulatory bodies, and to maintain high standards of operating safety and environmental protection.

     Unlike many companies, we have no executive perquisites and, with respect to our United States-based executives, we have no supplemental executive retirement, non-qualified supplemental defined benefit/contribution, deferred compensation or split dollar life insurance programs. We have no executive company cars or executive car allowances nor do we offer or pay for financial planning services. Additionally, we do not own any corporate aircraft and we do not pay for executives to fly first class. We are currently below competitive levels for comparable companies in this area of our compensation package;

however, we have no current plans to change our policy of not offering such executive benefits or perquisite programs.


     At his request, Mr. Kinder, our Chairman and Chief Executive Officer,

receives $1 of base salary per year. Additionally, Mr. Kinder has requested that he receive no annual bonus, stock or unit grants, or other compensation. Mr.

Kinder does not have any deferred compensation, supplemental retirement or any other special benefit, compensation or perquisite arrangement. He wishes to be rewarded strictly on the basis of stock performance which impacts the value of his holdings of KMI common stock, KMP common units and KMR shares. Each year Mr.

Kinder reimburses us for his portion of health care premiums and parking expenses.

     Elements of Compensation

     As outlined above, our executive compensation program is principally comprised of the following three elements: a base cash salary; a possible annual cash bonus; and a possible long-term equity award. With regard to our executive officers other than our Chief Executive Officer, KMI's and KMR's compensation committees review and approve annually the financial goals and objectives of both KMI and us that are relevant to the compensation of our executive officers.

Generally following the regularly scheduled fourth quarter board meetings in each year, the committees solicit information from other directors, the Chief

Executive Officer and other relevant members of senior management regarding the performance of our executive officers other than our Chief Executive Officer during that year. Our Chief Executive Officer makes compensation recommendations to the committees with respect to our executive officers, other than himself.

The committees obtain the information and the recommendations prior to the regularly scheduled first quarter board meetings.

     Annually, at KMI's and our regularly scheduled first quarter board meetings, the committees evaluate the performance of our executive officers other than our Chief Executive Officer and make determinations regarding the terms of their continued employment and compensation for that year. If the committees deem it advisable, they may, rather than determine the terms of continued employment and compensation for executive officers (other than the

Chief Executive Officer), make a recommendation with respect thereto to the independent members of the board, who make the determination at the first quarter board meetings. The committees also determine bonuses for the prior year based on the performance targets set therefore, and set performance targets for the present year for bonus and other relevant purposes.

     If any executive officer of KMI is also an executive officer of KMR or our

General Partner, the committees' compensation determination or recommendation

(i) may be with respect to the aggregate compensation to be received by such officer from KMI, KMR, and our General Partner that is to be allocated among them in accordance with procedures approved by the committees, if such aggregate compensation set by the committee or the board of KMI and that set by the committee or the board of KMR are the same, or alternatively (ii) may be with respect to the compensation to be received by such executive officers from KMI,

KMR or our General Partner, as the case may be, in which case such compensation will not be allocated among KMI, on the one hand, and KMR, our General Partner and us, on the other. Further, if any executive officer of KMI is also an executive officer of KMR, the committees may, to the extent they believe necessary or desirable, exchange information with respect to evaluation and compensation recommendations with each other. Thereafter, the committees or the

Chief Executive Officer will discuss the committees' evaluation and the determination as to compensation with the executive officers.

     In addition, the compensation committees have the sole authority to retain

(and terminate as necessary) and compensate any compensation consultants,

counsel and other firms of experts to advise them as they determine necessary or appropriate. The committees have the sole authority to approve any such firm's fees and other retention terms, and we and KMI, as applicable, will make adequate provision for the payment of all fees and other compensation, approved by the committees, to any such firm employed by the committees. The committees also have sole authority to determine if any compensation consultant is to be used to assist in the evaluation of director, Chief Executive Officer or senior executive compensation and will have sole authority to retain and terminate any such compensation consultant and to approve the consultant's fees and other retention terms.

     Base Salary

     This includes base salary, which is paid in cash. All of our executive officers, with the exception of our Chairman and Chief Executive Officer who receives $1 of base salary per year as described above, earn a base salary not to exceed $200,000 per year. Generally, we believe that our executive officers'

base salaries are below


base salaries for executives in similar positions and with similar responsibilities at comparable companies of corresponding size and scope.

     Possible Annual Cash Bonus (Non-Equity Cash Incentive)

     Our possible annual cash bonuses are provided for under KMI's 2005 Annual

Incentive Plan, which became effective January 18, 2005 and which is referred to in this report as the KMI Annual Incentive Plan. The overall purpose of the KMI

Annual Incentive Plan is to increase our executive officers' and our employees'

personal stake in the continued success of KMI and us by providing them additional incentives through the possible payment of annual cash bonuses. Under the plan, annual cash bonuses may be paid to our executive officers and other employees depending on a variety of factors, including their individual performance, KMI's financial performance, the financial performance of KMI's subsidiaries (including us), and safety and environmental goals.

     The plan is administered by the compensation committee of KMI's board of directors, which consists of three or more directors, each of whom qualifies as an "outside director" for purposes of the Internal Revenue Code. The compensation committee is authorized to grant awards under the plan, interpret the plan, adopt rules and regulations for carrying out the plan, and make all determinations necessary or advisable for the administration of the plan.

     All of the employees of KMI and its subsidiaries, including KMGP Services

Company, Inc., are eligible to participate in the plan, except employees who are included in a unit of employees covered by a collective bargaining agreement unless such agreement expressly provides for eligibility under the plan.

However, only eligible employees who are selected by the KMI compensation committee will actually participate in the plan and receive bonuses.

     The plan consists of two components: the executive plan component and the non-executive plan component. Our Chairman and Chief Executive Officer and all employees who report directly to the Chairman are eligible for the executive plan component; however, as stated elsewhere in this report, Mr. Richard D.

Kinder, our Chairman and Chief Executive Officer, does not participate under the plan. As of January 31, 2007, excluding Mr. Richard D. Kinder, 13 of our current executive officers were eligible to participate in the executive plan component.

All other U.S. eligible employees were eligible for the non-executive plan component.

     The KMI compensation committee determines which of the eligible employees will be eligible to participate under the executive plan component of the KMI

Annual Incentive Plan for any given year. At or before the start of each calendar year (or later, to the extent allowed under Internal Revenue Code regulations), performance objectives for that year are identified. The performance objectives are based on one or more of the criteria set forth in the plan. The KMI compensation committee establishes a bonus opportunity for each executive officer, which is the amount of the bonus the executive officer will earn if the performance objectives are fully satisfied. The compensation committee may specify a minimum acceptable level of achievement of each performance objective below which no bonus is payable with respect to that objective. The compensation committee may set additional levels above the minimum (which may also be above the targeted performance objective), with a formula to determine the percentage of the bonus opportunity to be earned at each level of achievement above the minimum. Performance at a level above the targeted performance objective may entitle the executive officer to earn a bonus in excess of 100% of the bonus opportunity. However, the maximum payout to any individual under the KMI Annual Incentive Plan for any year is $2.0 million, and the KMI compensation committee has the discretion to reduce the bonus amount in any performance period.

     Performance objectives may be based on one or more of the following criteria:

     o    KMI's earnings per share;

     o    KMI cash dividends to its stockholders;

     o    KMI's earnings before interest and taxes or earnings before interest,

          taxes and corporate charges, or the earnings before interest and taxes or earnings before interest, taxes and corporate charges of one of its subsidiaries or business units;


     o    KMI's net income or the net income of one of its subsidiaries or business units;

     o    KMI's revenues or the revenues of one of its subsidiaries or business units;

     o    KMI's unit revenues minus unit variable costs or the unit revenues minus unit variable costs of one of its subsidiaries or business units;

     o    KMI's return on capital, return on equity, return on assets, or return on invested capital, or the return on capital, return on equity,

          return on assets, or return on invested capital of one of its subsidiaries or business units;

     o    KMI's cash flow return on assets or cash flows from operating activities, or the cash flow return on assets or cash flows from operating activities of one of its subsidiaries or business units;

     o    KMI's capital expenditures or the capital expenditures of one of its subsidiaries or business units;

     o    KMI's operations and maintenance expense or general and administrative expense, or the operations and maintenance expense or general and administrative expense of one of its subsidiaries or business units;

     o    KMI's debt-equity ratios and key profitability ratios, or the debt-equity ratios and key profitability ratios of one of its subsidiaries or business units; or

     o    KMI's stock price.

     The KMI compensation committee set two performance objectives for 2006 under both the executive plan component and the non-executive plan component.

The 2006 performance objectives were $3.28 in cash distributions per common unit at KMP, and $5.00 in earnings per share at KMI. These targets were the same as our and KMI's previously disclosed 2006 budget expectations. At the end of 2006,

the KMI compensation committee determined and certified in writing the extent to which the performance objectives had been attained and the extent to which the bonus opportunity had been earned under the formula previously established by the KMI compensation committee. Because payments under the plan for our executive officers are determined by comparing actual performance to the performance objectives established by the compensation committee each year for eligible executive officers chosen to participate for that year, it is not possible to accurately predict any amounts that will actually be paid under the executive plan portion of the plan over the life of the plan.

     The below table sets forth the bonus opportunities that would have been payable to our executive officers if the performance objectives established by the KMI compensation committee for 2006 had been 100% achieved. The KMI compensation committee may, at its sole discretion, reduce the amount of the bonus actually paid to any executive officer under the plan from the amount of any bonus opportunity open to such executive officer.

                                 KMI Annual Incentive Plan

                              Bonus Opportunities for 2006(1)




                    Name and Principal Position                         Dollar Value

                    ---------------------------                         ------------


Richard D. Kinder, Chairman and Chief Executive Officer...............  $       --(2)

Kimberly A. Dang, Vice President and Chief Financial Officer..........   1,000,000(3)

Jeffrey R. Armstrong, Vice President (President, Terminals)...........   1,000,000(3)

David D. Kinder, Vice President, Corporate Development and Treasurer..   1,000,000(3)

Steven J. Kean, Executive Vice President and Chief Operating Officer..   1,500,000(4)

Joseph Listengart, Vice President, General Counsel and Secretary......   1,000,000(3)

Scott E. Parker, Vice President (President, Natural Gas Pipelines)....   1,000,000(3)

C. Park Shaper, Director and President................................   1,500,000(4)




---------------

(1)  No stock, stock options, stock appreciation rights, restricted stock or similar awards are payable under the plan.

(2)  Declined to participate.

(3)  Under the plan, for 2006, if neither of the targets was met, no bonus opportunities would have been provided; if one of the targets was met,

     $500,000 in bonus opportunities would have been open; if both of the targets had been exceeded by 10%, $1,500,000 in bonus opportunities would have been open. The KMI compensation committee may, in its sole discretion,

     reduce the award payable to any participant for any reason.

(4)  Under the plan, for 2006, if neither of the targets was met, no bonus opportunities would have been provided; if one of the targets was met,

     $750,000 in bonus opportunities would have been open; if both of the targets had been exceeded by 10%, $2,000,000 in bonus opportunities would have been open. The KMI compensation committee may, in its sole discretion,

     reduce the award payable to any participant for any reason.

     In 2006, excluding the impairment charge resulting from KMI entering into a definitive agreement to sell its Terasen Gas business segment, KMI exceeded its established target, but we (KMP) did not achieve our established target.

Excluding Mr. Richard D. Kinder, who does not participate in the plan, our top three executive officers (Messrs. Shaper, Kean and Listengart) voluntarily elected to take zero bonuses for work done in 2006. The KMI compensation committee agreed to the executives' request for zero bonuses, but wanted to make note that it was no reflection on any of the executives' personal performance for the year. It was also noted and reflected that each of our other executive officers' bonus was reduced in accordance with past practice and in light of the making of just one target. Mr. Parker's bonus was paid $500,000 from the plan according to the plan terms, and $350,000 from outside the plan as a discretionary bonus.

     The plan was established, in part, to enable the portion of an officer's or other employee's annual bonus based on objective performance criteria to qualify as "qualified performance-based compensation" under the Internal Revenue Code.

"Qualified performance-based compensation" is deductible by us for tax purposes.

The tax deduction available with respect to compensation paid to executive officers is limited, unless the compensation qualifies as performance-based under the Internal Revenue Code. The requirements for performance-based compensation include the following:

     o    the compensation must be paid based solely on the attainment of objective performance measures established by a committee of outside directors, and

     o    the plan providing for such compensation must be approved by KMI stockholders.

     The KMI Annual Incentive Plan is a bonus plan that enables the portion of an officer or employee's annual bonus based on objective performance criteria to qualify as performance-based. Accordingly, that amount is deductible without regard to the deduction limit otherwise imposed by the Internal Revenue Code. If a bonus paid under the plan to an individual is in excess of the bonus opportunity set by the compensation committee, Section 162(m) of the Internal

Revenue Code could limit the deductibility of the bonus paid. Consequently, the compensation committee set bonus opportunities under the plan for 2006 for the executive officers at dollar amounts in excess of that which were expected to actually be paid under the plan.

     KMI's Board of Directors may amend the plan from time to time without KMI stockholder approval except as required to satisfy the Internal Revenue Code or any applicable securities exchange rules. Awards may be granted under the plan for calendar years 2007 through 2009, unless the plan is terminated earlier by the KMI Board. However, the plan will remain in effect until payment has been completed with respect to all awards granted under the plan prior to its termination.

     Restricted KMI Stock Awards

     This includes grants of restricted KMI stock under KMI's Amended and

Restated 1999 Stock Plan, referred to in this report as the KMI stock plan. The

KMI stock plan allows for grants of restricted KMI stock and non-qualified KMI stock options. We believe the plan permits us to keep pace with changing developments in compensation and benefit programs, making us competitive with those companies that offer incentives to attract and retain employees.


     The purposes of the KMI stock plan are to:

     o    enable the employees of KMI and the employees of its subsidiaries to develop a sense of proprietorship and personal involvement in KMI’s financial success and the financial success of its subsidiaries,

          including us; and

     o    encourage those employees to remain with and devote their best efforts to KMI’s business and the business of its subsidiaries, including us.

     Officers and other employees of KMI and other entities in which they have a direct or indirect interest are eligible to participate in the plan. KMI’s compensation committee, which administers the plan, has the sole discretion to select participants from among eligible persons. Directors who are not employees are not eligible to participate in the plan. The aggregate number of shares of

KMI common stock which may be issued under the plan with respect to options,

restricted stock and restricted stock units may not exceed 10,500,000, subject to adjustment for certain transactions affecting the common stock. Lapsed,

forfeited or canceled options, and shares subject to forfeited restricted stock units, will not count against this limit and can be regranted under the plan.

Options with respect to more than 1,000,000 shares of KMI common stock,

restricted stock with respect to more than 500,000 shares of KMI common stock and restricted stock units with respect to more than 100,000 shares of KMI common stock may not be granted to any one employee during any five year period.

The shares issued under the plan may be issued from shares held in treasury or from authorized but unissued shares.

     The KMI stock plan provides for the grant of:

     o    nonqualified stock options;

     o    stock appreciation rights in tandem with stock options;

     o    restricted stock; and

     o    restricted stock units.

     Awards may be granted individually, in combination, or in tandem as determined by the KMI compensation committee. KMI's Board of Directors may amend the plan without KMI stockholder approval, unless that approval is required by applicable law, rules, regulations or stock exchange requirements; however,

KMI's Board of Directors may not amend the plan in such a way that would impair the rights of a participant under an award without the consent of such participant, or that would decrease any authority granted to the KMI compensation committee in contravention of Rule 16b-3 under the Securities

Exchange Act of 1934, as amended. In addition, KMI's Board of Directors may terminate the plan at any time.

     The KMI compensation committee establishes the form and terms of each grant of restricted stock, and each grant is evidenced by a written agreement. Shares of restricted stock are subject to "forfeiture restrictions" that restrict the transferability of the shares and obligate the participant to forfeit and surrender the shares under certain circumstances, such as termination of employment. The KMI compensation committee may decide that forfeiture restrictions on restricted stock will lapse upon the restricted stock holder's continued employment for a specified period of time, the attainment of one or more performance targets established by the KMI compensation committee, the occurrence of any event or the satisfaction of any condition specified by the

KMI compensation committee, or a combination of any of these. The performance targets may be based on:

     o    the price of a share of KMI stock or of the equity of one of its subsidiaries or business units;

     o    KMI's earnings per share or the earnings per share of one of its subsidiaries or business units;

     o    KMI's total stockholder value or the total stockholder value of one of its subsidiaries or business units;

     o    KMI's dividends or distributions or the dividends or distributions of one of its subsidiaries or business units;


     o    KMI's revenues or the revenues of one of its subsidiaries or business units;

     o    KMI's debt/equity ratio, interest coverage ratio or

          indebtedness/earnings before or after interest, taxes, depreciation and amortization ratio, or such ratios with respect to one of its subsidiaries or business units;

     o    KMI's cash coverage ratio or the cash coverage ratio with respect to one of its subsidiaries or business units;

     o    KMI's net income (before or after taxes) or the net income (before or after taxes) of one of its subsidiaries or business units;

     o    KMI's cash flow or cash flow return on investments or the cash flow or cash flow return on investments of one of its subsidiaries or business units;

     o    KMI's earnings before or after interest, taxes, depreciation, and/or amortization or earnings before or after interest, taxes,

          depreciation, and/or amortization of one of its subsidiaries or business units;

     o    KMI's economic value added or the economic value added of one of its subsidiaries or business units;

     o    KMI's return on stockholders' equity or the return on stockholders'

          equity of one of its subsidiaries or business units; or

     o    the payment of a bonus under the KMI Annual Incentive Plan as a result of the attainment of performance goals based on one or more of the criteria set forth above.

     Each grant of restricted stock may have different forfeiture restrictions,

in the discretion of the KMI compensation committee. The KMI compensation committee may, in its sole discretion, prescribe additional terms, conditions or restrictions relating to restricted stock, including, but not limited to, rules pertaining to the termination of employment (by retirement, disability, death or otherwise) of a participant prior to the lapse of the forfeiture restrictions,

and terms related to tax matters.

     Unless otherwise provided for in a written agreement, a participant will have the right to receive dividends with respect to restricted stock, to vote the stock and to enjoy all other stockholder rights, except that:

     o    the participant will not be entitled to delivery of the stock certificate unless and until the forfeiture restrictions have lapsed;

     o    KMI will retain custody of the stock unless and until the forfeiture restrictions have lapsed;

     o    the participant may not sell, transfer, pledge, exchange, hypothecate or otherwise dispose of the stock unless and until the forfeiture restrictions have lapsed; and

     o    a breach by a participant of the terms and conditions established by the KMI compensation committee pursuant to the restricted stock agreement will cause a forfeiture of the restricted stock by the participant.

     Unless otherwise provided for in a written agreement, dividends payable with respect to restricted stock will be paid to a participant in cash on the day on which the corresponding dividend on shares is paid to KMI stockholders,

or as soon as administratively feasible thereafter, but no later than the fifteenth day of the third calendar month following the day on which the corresponding dividend is paid to KMI stockholders. The KMI compensation committee may, in its sole discretion, decide that a participant's right to receive dividends on restricted stock is subject to the attainment of one or more performance targets based on the criteria listed above.

     The KMI compensation committee at any time may accelerate the time or conditions under which the forfeiture restrictions lapse. However, except in the event of a corporate change (as defined in the plan), the KMI compensation committee may not take any such action with respect to "covered employees"

(within the meaning of Treasury Regulation ss. 1.162-27(c)(2)) if such restricted stock has been designed to meet the exception for


performance-based compensation under Section 162(m) of the Internal Revenue Code unless the performance targets with respect to the restricted stock have been attained.

     For the year ended December 31, 2006, no restricted stock or options to purchase shares of KMI were granted to any of our executive officers.

     Other Compensation

     Kinder Morgan Savings Plan. The Kinder Morgan Savings Plan is a defined contribution 401(k) plan. The plan permits all full-time employees of Kinder

Morgan, Inc. and KMGP Services Company, Inc., including the named executive officers, to contribute between 1% and 50% of base compensation, on a pre-tax basis, into participant accounts. In addition to a mandatory contribution equal to 4% of base compensation per year for most plan participants, our general partner may make special discretionary contributions. Certain employees'

contributions are based on collective bargaining agreements. The mandatory contributions are made each pay period on behalf of each eligible employee. All employer contributions, including discretionary contributions, are in the form of KMI stock that is immediately convertible into other available investment vehicles at the employee's discretion. Participants may direct the investment of their contributions into a variety of investments. Plan assets are held and distributed pursuant to a trust agreement.

     For employees hired on or prior to December 31, 2004, all contributions,

together with earnings thereon, are immediately vested and not subject to forfeiture. Employer contributions for employees hired on or after January 1,

2005 will vest on the second anniversary of the date of hire. Effective October

1, 2005, for new employees of our Terminals business segment, a tiered employer contribution schedule was implemented. This tiered schedule provides for employer contributions of 1% for service less than one year, 2% for service between one and two years, 3% for service between two and five years, and 4% for service of five years or more. All employer contributions for employees of our

Terminals business segment hired after October 1, 2005 will vest on the fifth anniversary of the date of hire.

     At its July 2006 meeting, the compensation committee of the KMI board of directors approved a special contribution of an additional 1% of base pay into the Savings Plan for each eligible employee. Each eligible employee will receive an additional 1% company contribution based on eligible base pay each pay period beginning with the first pay period of August 2006 and continuing through the last pay period of July 2007. The additional 1% contribution is in the form of

KMI common stock (the same as the current 4% contribution) and does not change or otherwise impact, the annual 4% contribution that eligible employees currently receive. It may be converted to any other Savings Plan investment fund at any time and it will vest according to the same vesting schedule described in the preceding paragraph. Since this additional 1% company contribution is discretionary, KMI compensation committee approval will be required annually for each additional contribution. During the first quarter of 2007, excluding the 1%

additional contribution described above, we will not make any additional discretionary contributions to individual accounts for 2006.

     Additionally, in 2006, an option to make after-tax "Roth" contributions

(Roth 401(k) option) to a separate participant account was added to the Savings

Plan as an additional benefit to all participants. Unlike traditional 401(k)

plans, where participant contributions are made with pre-tax dollars, earnings grow tax-deferred, and the withdrawals are treated as taxable income, Roth

401(k) contributions are made with after-tax dollars, earnings are tax-free, and the withdrawals are tax-free if they occur after both (i) the fifth year of participation in the Roth 401(k) option, and (ii) attainment of age 59 1/2,

death or disability. The employer contribution will still be considered taxable income at the time of withdrawal.

     Cash Balance Retirement Plan. Employees of KMGP Services Company, Inc. and

KMI, including the named executive officers, are also eligible to participate in a Cash Balance Retirement Plan. Certain employees continue to accrue benefits through a career-pay formula, "grandfathered" according to age and years of service on December 31, 2000, or collective bargaining arrangements. All other employees accrue benefits through a personal retirement account in the Cash

Balance Retirement Plan. Under the plan, we make contributions on behalf of participating employees equal to 3% of eligible compensation every pay period.

Interest is credited to the personal retirement accounts at the 30-year U.S.

Treasury bond rate, or an approved substitute, in effect each year. Employees become


fully vested in the plan after five years, and they may take a lump sum distribution upon termination of employment or retirement.

     The following table sets forth the estimated actuarial present value of each named executive officer's accumulated pension benefit as of December 31,

2006, under the provisions of the Kinder Morgan Cash Balance Retirement Plan.

With respect to our executive officers, the benefits were computed using the same assumptions used for financial statement purposes, assuming current remuneration levels without any salary projection, and assuming participation until normal retirement at age sixty-five. These benefits are subject to federal and state income taxes, where applicable, but are not subject to deduction for social security or other offset amounts.




                                                    Pension Benefits

                                                       Current      Present Value

                                                     Credited Yrs   of Accumulated   Contributions

                        Name             Plan Name    of Service      Benefit(1)     During 2006

                        ----             ---------    ----------    --------------   -------------


              Richard D. Kinder.........Cash Balance       6          $      --       $    --

              Kimberly A. Dang..........Cash Balance       5             24,114         6,968

              Jeffrey R. Armstrong......Cash Balance       6             40,534         7,726

              David D. Kinder...........Cash Balance       6             32,114         7,337

              Steven J. Kean............Cash Balance       5             33,957         7,422

              Joseph Listengart.........Cash Balance       6             42,885         7,835

              Scott E. Parker...........Cash Balance       8             62,385         8,735

              C. Park Shaper............Cash Balance       6             42,885         7,835

-----------



(1)  The present values in the Pension Benefits table are based on certain assumptions-including a 6% discount rate, RP 2000 mortality

     (post-retirement only), 5% cash balance interest crediting rate, and lump sums calculated using a 5% interest rate and IRS mortality. We assumed benefits would commence at normal retirement date or unreduced retirement date, if earlier. No death or turnover was assumed prior to retirement date.

     Other Potential Post-Employment Benefits. On October 7, 1999, Mr. Richard

D. Kinder entered into an employment agreement with KMI pursuant to which he agreed to serve as its Chairman and Chief Executive Officer. His employment agreement provides for a term of three years and one year extensions on each anniversary of October 7th. Mr. Kinder, at his initiative, accepted an annual salary of $1 to demonstrate his belief in our and KMI's long term viability. Mr.

Kinder continues to accept an annual salary of $1, and he receives no other compensation. Mr. Kinder's employment agreement is extended annually at the request of KMI's Board of Directors.

     KMI's Board of Directors believes that Mr. Kinder's employment agreement contains provisions that are beneficial to KMI, its subsidiaries and its stockholders. For example, with limited exceptions, Mr. Kinder is prevented from competing in any manner with KMI or any of its subsidiaries, while he is employed by KMI and for 12 months following the termination of his employment with KMI. The agreement contains provisions that address termination with and without cause, termination as a result of change in duties or disability, and death. At his current compensation level, the maximum amount that would be paid to Mr. Kinder or his estate in the event of his termination is three times

$750,000, or $2.25 million. This payment would be made if Mr. Kinder were terminated by KMI without cause or if Mr. Kinder terminated his employment with

KMI as a result of change in duties (as defined in the employment agreement).

There are no employment agreements or change-in-control arrangements with any of our other executive officers.

     Common Unit Option Plan. Pursuant to our Common Unit Option Plan, key

personnel are eligible to receive grants of options to acquire common units. The total number of common units authorized under the option plan is 500,000. None of the options granted under the option plan may be "incentive stock options"

under Section 422 of the Internal Revenue Code. If an option expires without being exercised, the number of common units covered by such option will be available for a future award. The exercise price for an option may not be less than the fair market value of a common unit on the date of grant. KMR's compensation committee administers the option plan, and the plan has a termination date of March 5, 2008. KMR's compensation committee will determine the duration and vesting of the options to employees at the time of grant, and no individual employee may be granted options for more than 20,000 common units in any year. The option plan also granted to each of our non-employee directors an


option to purchase 10,000 common units at an exercise price equal to the fair market value of the common units at the end of the trading day on such date.

     For the year ended December 31, 2006, no options to purchase common units were granted to or exercised by any of our executive officers, and as of

December 31, 2006, none of our executive officers owned unexercised common unit options. For the year ended December 31, 2006, no options to purchase common units were granted to our non-employee directors; however, one non-employee director held and exercised 10,000 common unit options during 2006. As of

December 31, 2006, no options to purchase common units were outstanding under the plan.

                           Summary Compensation Table

     The following table shows compensation paid for services rendered to us during fiscal year 2006 by (i) our principal executive officer, (ii) our principal financial officer, (iii) the three most highly compensated executive officers serving at fiscal year end, and (iv) our three other highest ranking executive officers (collectively referred to as the "named executive officers"):




                                                       (1)        (2)          (3)            (4)         (5)

                                                                            Non-Equity      Change

       Name and                                       Stock      Option   Incentive Plan  in Pension   All Other

  Principal Position    Year    Salary    Bonus       Awards     Awards    Compensation      Value    Compensation      Total

  ------------------    ----   --------  --------   ----------  --------  --------------  ----------  ------------   ----------


Richard D. Kinder.......2006   $      1  $     --   $       --  $     --  $           --  $       --  $         --   $        1

Director, Chairman and

Chief Executive

Officer

Kimberly A. Dang........2006    200,000        --      139,296    37,023         270,000       6,968        46,253      699,540

Vice President and

Chief Financial Officer

Jeffrey R. Armstrong....2006    200,000        --      412,467        --         450,000       7,726       132,878    1,203,071

Vice President

(President,

Terminals)

Steven J. Kean..........2006    200,000        --    1,591,192   147,943              --       7,422       284,919    2,231,476

Executive Vice

President and

Chief Operating Officer

David D. Kinder.........2006    200,000        --      235,207    63,586         315,000       7,337       164,630      985,760

Vice President,

Corporate Development

and Treasurer

Joseph Listengart.......2006    200,000        --      721,817        --              --       7,835       224,753    1,154,405

Vice President,

General Counsel and

Secretary

Scott E. Parker.........2006    200,000   350,000      881,317    29,490         500,000       8,735       164,630    2,134,172

Vice President

(President,

Natural Gas Pipelines)

C. Park Shaper..........2006    200,000        --    1,134,283    24,952              --       7,835       348,542    1,715,612

Director and President



     ---------------------

     (1)  None of the restricted KMI stock awards were granted in 2006. Table amounts only represent the calendar year 2006 expense attributable to

          KMI restricted stock awarded in 2003, 2004 and 2005, and these awards were reflected in compensation tables previously filed by us with the

          Securities and Exchange Commission. The restricted shares were awarded according to the provisions of the KMI Stock Plan, and the computed value earned equaled the SFAS No. 123R


          expense accumulated during the 2006 calendar year. For grants of restricted stock, we take the value of the award at time of grant and accrue the expense over the vesting period according to SFAS No. 123R.

          For grants made July 16, 2003--KMI closing price was $53.80,

          twenty-five percent of the shares in each grant vest on the third anniversary after the date of grant and the remaining seventy-five percent of the shares in each grant vest on the fifth anniversary after the date of grant. For grants made July 20, 2004--KMI closing price was $60.79, fifty percent of the shares vest on the third anniversary after the date of grant and the remaining fifty percent of the shares vest on the fifth anniversary after the date of grant. For grants made July 20, 2005--KMI closing price was $89.48, twenty-five percent of the shares in each grant vest on the third anniversary after the date of grant and the remaining seventy-five percent of the shares in each grant vest on the fifth anniversary after the date of grant.

     (2)  None of the options to purchase KMI shares were granted in 2006. Table amounts only represent the calendar year 2006 expense attributable to options to purchase KMI shares granted in 2002 and 2003, and these awards were reflected in compensation tables previously filed by us with the Securities and Exchange Commission. The options were granted according to the provisions of the KMI Stock Plan, and the computed value earned equaled the SFAS No. 123R expense accumulated on unvested options during the 2006 calendar year. For options granted in

          2002--volatility of 0.3912 using a 6 year term, 4.01% five year risk free interest rate return, and a 0.71% expected annual dividend rate.

          For options granted in 2003--volatility of 0.3853 using a 6.25 year term, 3.37% treasury strip quote at time of grant, and a 2.973%

          expected annual dividend rate.

     (3)  Represents amounts paid according to the provisions of the KMI Annual

          Incentive Plan--except in the case of Mr. Parker, where $500,000 was paid under the plan and $350,000 was paid outside of the plan. Amounts were earned in 2006 but paid in 2007.

     (4)  Represents the 2006 change in the actuarial present value of accumulated defined pension benefit (including unvested benefits)

          according to the provisions of KMI's Cash Balance Retirement Plan.

     (5)  Amounts represent value of contributions to the Kinder Morgan Savings

          Plan (a 401(k) plan), value of group-term life insurance exceeding

          $50,000, taxable parking subsidy and dividends paid on unvested restricted stock awards. For each individual excluding Mr. Richard D.

          Kinder, amounts include $10,000 representing the value of

          contributions to the Kinder Morgan Savings Plan. Amounts representing the value of dividends paid on unvested restricted stock awards are as follows: for Ms. Dang $35,875; for Mr. Armstrong $122,500; for Mr.

          Kean $273,000; for Mr. David D. Kinder $69,563; for Mr. Listengart

          $214,375; for Mr. Parker $154,000; and for Mr. Shaper $336,875.

     The following supplemental compensation table shows compensation details on the value of all non-guaranteed and non-discretionary incentive awards granted during 2006 to our named executive officers. The table includes grant awards made during 2006 and discloses estimated future payouts for both equity and non-equity incentive plans.

                         Grants of Plan-Based Awards

                                       Estimated Future Payouts Under

                                     Non-Equity Incentive Plan Awards(1)

                                     -----------------------------------

                 Name                Threshold     Target       Maximum

                 ----                ---------     ------       -------

        Richard D. Kinder........... $     --   $       --   $       --

        Kimberly A. Dang............  500,000    1,000,000    1,500,000

        Jeffrey R. Armstrong........  500,000    1,000,000    1,500,000

        Steven J. Kean..............  750,000    1,500,000    2,000,000

        David D. Kinder.............  500,000    1,000,000    1,500,000

        Joseph Listengart...........  500,000    1,000,000    1,500,000

        Scott E. Parker.............  500,000    1,000,000    1,500,000

        C. Park Shaper..............  750,000    1,500,000    2,000,000

----------

     (1)  Represents grants under the KMI Annual Incentive Plan for 2006. See

          "Elements of Compensation--Possible Annual Cash Bonus (Non-Equity Cash

          Incentive)" for a discussion of these awards.


  The following tables set forth certain information at December 31, 2006 with respect to all outstanding KMI equity awards granted to our named executive officers.




                                                Outstanding KMI Equity Awards at 2006 Year-End

                                                   Option Awards                                      Stock Awards

                             ---------------------------------------------------------    ------------------------------------

                                No. of Shares Underlying

                                   Unexercised Options         Option       Option         No. of Shares      Market Value

                             -------------------------------  Exercise    Expiration        that have        of Shares that

            Name               Exercisable    Unexercisable     Price        Date          not vested(1)    have not vested(2)

            ----               -----------    -------------   --------   -------------     -------------    ------------------


Richard D. Kinder..............         --               --   $     --              --                --    $               --

Kimberly A. Dang...............     10,250               --      56.99   Jan. 16, 2012             8,000               846,000

                                    10,000               --      39.12   July 17, 2012

                                     4,500               --      53.80   July 16, 2010

Jeffrey R. Armstrong...........     22,000               --      53.20   Mar. 30, 2011            30,000             3,172,500

Steven J. Kean.................     12,500               --      56.99   Jan. 16, 2012            78,000             8,248,500

                                    13,500               --      39.12   July 12, 2012

                                    10,000               --      53.80   July 16, 2010

David D. Kinder................     12,500               --     49.875   Jan. 17, 2011            15,750             1,665,563

                                       100               --     49.875   Jan. 17, 2011

                                     8,000               --      39.12   July 12, 2012

Joseph Listengart..............     50,000               --    23.8125    Oct. 8, 2009            52,500             5,551,875

                                     6,300               --     49.875   Jan. 17, 2011

Scott E. Parker................     10,000               --      53.80   July 16, 2010            44,000             4,653,000

C. Park Shaper.................     95,000               --      24.75   Jan. 20, 2010            82,500             8,724,375

                                    25,000               --     49.875   Jan. 17, 2011

                                   100,000               --      56.99   Jan. 16, 2012



----------------

(1)  For Ms. Dang, 2,000 shares vest July 20, 2007, 1,500 shares vest July 20,

     2009, and 4,500 shares vest July 20, 2010; for Mr. Armstrong 30,000 shares vest July 16, 2008; for Mr. Kean 4,000 shares vest July 20, 2007, 17,500 shares vest July 20, 2008, 4,000 shares vest July 20, 2009, and 52,500 shares vest July 20, 2010; for Mr. David D. Kinder 11,250 shares vest July

     16, 2008, and 4,500 shares vest July 20, 2010; for Mr. Listengart 52,500 shares vest July 16, 2008; for Mr. Parker 4,000 shares vest July 20, 2007,

     9,000 shares vest July 20, 2008, 4,000 shares vest July 20, 2009, and

     27,000 shares vest July 20, 2010; and for Mr. Shaper 82,500 shares vest

     July 16, 2008. Upon closing of the proposed merger agreement providing for the acquisition of KMI by investors, including Mr. Richard D. Kinder and other senior members of KMI management, all restricted stock vesting dates would be accelerated.

(2)  Calculated on the basis of the fair market value of the underlying shares at December 31, 2006 ($105.75).

     The following tables set forth certain information for the fiscal year ended December 31, 2006 with respect to all outstanding KMI equity awards vested to our named executive officers during 2006 and all exercises of KMI stock options during 2006.




                              KMI Option Exercises and KMI Stock Vested in 2006

                                         Option Awards                           Stock Awards

                             ------------------------------------   -----------------------------------

                               Shares Acquired    Value Realized      Shares Acquired    Value Realized

            Name                 on Exercise      on Exercise(1)        on Vesting        on Vesting(2)

            ----               ---------------    --------------      ---------------     -------------


Richard D. Kinder..............             --    $           --                   --     $          --

Kimberly A. Dang...............             --                --                   --                --

Jeffrey R. Armstrong...........         10,000           522,642               11,000         1,098,980

Steven J. Kean.................         11,500           757,165                5,000           483,850

David D. Kinder................             --                --                4,000           399,193

Joseph Listengart..............             --                --               20,000         1,991,925

Scott E. Parker................             --                --                  625            60,481

C. Park Shaper.................             --                --               30,000         2,991,925

-------



(1)  Calculated on the basis of the fair market value of the underlying shares at exercise date, minus the exercise price.

(2)  Calculated on the basis of the fair market value of underlying shares at the vesting date.


Director Compensation

     Compensation Committee Interlocks and Insider Participation. The

compensation committee of KMR functions as our compensation committee. KMR's compensation committee, comprised of Mr. Edward O. Gaylord, Mr. Gary L.

Hultquist and Mr. Perry M. Waughtal, makes compensation decisions regarding the executive officers of our general partner and its delegate, KMR. Mr. Richard D.

Kinder, Mr. James E. Street, and Messrs. Shaper and Kean, who are executive officers of KMR, participate in the deliberations of the KMR compensation committee concerning executive officer compensation. None of the members of

KMR's compensation committee is or has been one of our officers or employees,

and none of our executive officers served during 2006 on a board of directors of another entity which has employed any of the members of KMR's compensation committee.

     Directors Fees. Beginning in 2005, our Common Unit Compensation Plan for

Non-Employee Directors, as discussed following, served as compensation for each of KMR's three non-employee directors. In addition, directors are reimbursed for reasonable expenses in connection with board meetings. Directors of KMR who are also employees of KMI (Messrs. Richard D. Kinder and C. Park Shaper) do not

receive compensation in their capacity as directors.

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

     The plan recognizes that the compensation to be paid to each non-employee director is fixed by the KMR board, generally annually, and that the compensation is payable in cash. Pursuant to the plan, in lieu of receiving cash compensation, each non-employee director may elect to receive common units. Each election will be generally at or around the first board meeting in January of each calendar year and will be effective for the entire calendar year. The election for 2006 was made effective January 17, 2006, and the election for 2007 was made effective January 16, 2007. A non-employee director may make a new election each calendar year. The total number of common units authorized under this compensation plan is 100,000.

     Each annual election will be evidenced by an agreement, the Common Unit

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

In the event the director's service as a director of KMR is terminated prior to the lapse of the forfeiture restriction either for cause, or voluntary resignation, each director will, for no consideration, forfeit to us all common units to the extent then subject to the forfeiture restrictions. Common units with respect to which forfeiture restrictions have lapsed will cease to be subject to any forfeiture restrictions, and we will provide each director a certificate representing the units as to which the forfeiture restrictions have lapsed. In addition, each non-employee director will have the right to receive distributions with respect to the common units awarded to him under the plan, to vote such common units and to enjoy all other unitholder rights, including during the period prior to the lapse of the forfeiture restrictions.

     The number of common units to be issued to a non-employee director electing to receive the cash compensation in the form of common units will equal the amount of such cash compensation awarded, divided by the closing price of the common units on the New York Stock Exchange on the day the cash compensation is awarded (such price, the fair market value), rounded down to the nearest 50 common units. The common units will be issuable as specified in the Common Unit

Compensation Agreement. A non-employee director electing to receive the cash compensation in the form of common units will receive cash equal to the difference between (i) the cash compensation awarded to such non-employee director and (ii) the number of common units to be issued to such non-employee director multiplied by the fair market value of a common unit. This cash payment will be payable in four equal installments


generally around March 31, June 30, September 30 and December 31 of the calendar year in which such cash compensation is awarded.

     On January 17, 2006, each of KMR's three non-employee directors was awarded cash compensation of $160,000 for board service during 2006. Effective January

17, 2006, each non-employee director elected to receive cash compensation of

$87,780 in the form of our common units and was issued 1,750 common units pursuant to the plan and its agreements (based on the $50.16 closing market price of our common units on January 17, 2006, as reported on the New York Stock

Exchange). The remaining $72,220 cash compensation was paid to each of the non-employee directors as described above. No other compensation was paid to the non-employee directors during 2006.

     On January 17, 2007, each of KMR's three non-employee directors was awarded cash compensation of $160,000 for board service during 2007. Effective January

17, 2007, each non-employee director elected to receive certain amounts of cash compensation in the form of our common units and each was issued common units pursuant to the plan and its agreements (based on the $48.44 closing market price of our common units on January 17, 2007, as reported on the New York Stock

Exchange). Mr. Gaylord elected to receive cash compensation of $95,911.20 in the form of our common units and was issued 1,980 common units; Mr. Waughtal elected to receive cash compensation of $159,852.00 in the form of our common units and was issued 3,300 common units; and Mr. Hultquist elected to receive cash compensation of $96,880.00 in the form of our common units and was issued 2,000 common units. All remaining cash compensation ($64,088.80 to Mr. Gaylord;

$148.00 to Mr. Waughtal; and $63,120.00 to Mr. Hultquist) will be paid to each of the non-employee directors as described above, and no other compensation will be paid to the non-employee directors during 2007.

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

Kinder Morgan Energy Partners, L.P. Common Unit Compensation Plan for

Non-Employee Directors; however, all unexercised awards made under the plan remain outstanding. No unit appreciation rights were exercised during 2006, and as of December 31, 2006, 52,500 unit appreciation rights had been granted,

vested and remained outstanding.

     The following table discloses the compensation earned by each of KMR's three non-employee directors for board service during 2006. In addition,

directors are reimbursed for reasonable expenses in connection with board meetings. Directors of KMR who are also employees of KMI do not receive compensation in their capacity as directors.


             Non-Employee Director Compensation for Fiscal Year 2006




                               Fees Earned or   Common Unit      All Other

                Name            Paid in Cash     Awards(1)    Compensation(2)       Total

                ----            ------------     ---------    ---------------       -----


 Edward O. Gaylord..........         $72,220        $87,780            $3,418      $163,418

 Gary L. Hultquist..........          72,220         87,780             3,418       163,418

 Perry M. Waughtal..........          72,220         87,780             3,418       163,418



----------

(1)  Represents the value of cash compensation received in the form of our common units according to the provisions of our Common Unit Compensation

     Plan for Non-Employee Directors. Value computed as the number of common units elected to be received in lieu of cash (1,750 on January 17, 2006)

     times the closing price on date of election ($50.16 at January 17, 2006).

(2)  For each, represents the value of common unit appreciation rights earned during 2006 according to the provisions of our Directors' Unit Appreciation

     Rights Plan for Non-Employee Directors. For grants of common unit appreciation rights, compensation cost is determined according to the provisions of SFAS No. 123R--for each common unit appreciation right, equal to the increase in value of each common unit over its grant-date fair value. Value of $600 computed as the number of common unit appreciation rights increasing in value during 2006 (7,500) times the increase in common unit closing price from December 31, 2005 to December 31, 2006 ($0.08;

     equal to $47.90 at December 31, 2006 less $47.82 at December 31, 2005).

     Also for each, includes $2,818 for distributions paid on unvested common units awarded according to the provisions of our Common Unit Compensation

     Plan for Non-Employee Directors.

Compensation Committee Report

     Throughout fiscal 2006, the compensation committee of KMR's board of directors was comprised of three directors, each of which the KMR board of directors has determined meets the criteria for independence under KMR's governance guidelines and the New York Stock Exchange rules.

     The KMR compensation committee has discussed and reviewed the above

Compensation Discussion and Analysis for fiscal year 2006 with management. Based on this review and discussion, the KMR compensation committee recommended to its board of directors, that this Compensation Discussion and Analysis be included in this annual report on Form 10-K for the fiscal year 2006.

KMR Compensation Committee:

---------------------------

Edward O. Gaylord

Gary L. Hultquist

Perry M. Waughtal

Item 12.  Security Ownership of Certain Beneficial Owners and Management and

Related Stockholder Matters.

     The following table sets forth information as of January 31, 2007,

regarding (a) the beneficial ownership of (i) our common and Class B units, (ii)

the common stock of KMI, the parent company of our general partner, and (iii)

KMR shares by all directors of our general partner and KMR, its delegate, by each of the named executive officers identified in Item 11. and by all directors and executive officers as a group and (b) the beneficial ownership of our


common and Class B units or shares of KMR by all persons known by our general partner to own beneficially at least 5% of our common and Class B units and KMR shares. Unless otherwise noted, the address of each person below is c/o Kinder

Morgan Energy Partners, L.P., 500 Dallas Street, Suite 1000, Houston, Texas

77002.




                                                 Amount and Nature of Beneficial Ownership(1)

                                                                                          Kinder Morgan

                                          Common Units           Class B Units           Management Shares     KMI Voting Stock

                                      ---------------------  ----------------------   ---------------------   -------------------

                                        Number      Percent    Number       Percent   Number of    Percent    Number of    Percent

                                      of Units(2)  of Class  Of Units(3)   Of Class   Shares(4)   of Class    Shares(5)   of Class

                                      -----------  --------  -----------   --------   ----------  ---------   ----------  ---------


Richard D. Kinder(6).................    315,979         *            --         --       59,910          *   24,000,000      17.90%

C. Park Shaper(7)....................      4,000         *            --         --        2,913          *      352,070          *

Edward O. Gaylord(8).................     38,480         *            --         --           --         --        2,000          *

Gary L. Hultquist(9).................     16,500         *            --         --           --         --          500         --

Perry M. Waughtal(10)................     44,100         *            --         --       43,243          *       70,030          *

Steven J. Kean(11)...................         --        --            --         --           --         --      124,754          *

Joseph Listengart(12)................      4,198         *            --         --           --         --      140,368          *

Scott E. Parker(13)..................         --        --            --         --           --         --       55,431          *

Kimberly A. Dang(14).................        121         *            --         --          412          *       33,915          *

David D. Kinder(15)..................      2,186         *            --         --        1,408          *       42,307          *

Jeffrey R. Armstrong(16).............      1,093         *            --         --           --          *       64,417          *

Directors and Executive Officers

   as a group (14 persons)(17).......    436,657         *            --         --      111,174          *   25,101,200      18.61%

Kinder Morgan, Inc.(18).............. 14,355,735      8.90%    5,313,400     100.00%   9,676,909      15.53%          --         --

Kayne Anderson Capital Advisors,

   L.P.(19)..........................         --        --            --         --    6,250,520      10.79%          --         --

OppenheimerFunds, Inc.(20)...........         --        --            --         --    5,230,737       8.40%          --         --

Tortoise Capital Advisors, L.L.C.(21)         --        --            --         --    4,047,052       6.50%          --         --

        ----------



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

     (2)  As of January 31, 2007, we had 162,823,583 common units issued and outstanding.

     (3)  As of January 31, 2007, we had 5,313,400 Class B units issued and outstanding.

     (4)  Represent the limited liability company shares of KMR. As of January

          31, 2007, there were 62,301,674 issued and outstanding KMR shares,

          including two voting shares owned by our general partner. In all cases, our i-units will be voted in proportion to the affirmative and negative votes, abstentions and non-votes of owners of KMR shares.

          Through the provisions in our partnership agreement and KMR's limited liability company agreement, the number of outstanding KMR shares,

          including voting shares owned by our general partner, and the number of our i-units will at all times be equal.

     (5)  As of January 31, 2007, KMI had a total of 134,188,793 shares of issued and outstanding voting common stock, which excludes 15,023,351 shares held in treasury.

     (6)  Includes (a) 7,879 common units owned by Mr. Kinder's spouse, (b)

          5,173 KMI shares held by Mr. Kinder's spouse and (c) 250 KMI shares held by Mr. Kinder in a custodial account for his nephew. Mr. Kinder disclaims any and all beneficial or pecuniary interest in these units and shares.

     (7)  Includes options to purchase 220,000 KMI shares exercisable within 60 days of January 31, 2007, and includes 82,500 shares of restricted KMI stock.

     (8)  Includes 1,980 restricted common units.

     (9)  Includes 2,000 restricted common units.

     (10) Includes 3,300 restricted common units.

     (11) Includes options to purchase 36,000 KMI shares exercisable within 60 days of January 31, 2007, and 78,000 shares of restricted KMI stock.


     (12) Includes options to purchase 56,300 KMI shares exercisable within 60 days of January 31, 2007, and includes 52,500 shares of restricted KMI stock.

     (13) Includes options to purchase 10,000 KMI shares exercisable within 60 days of January 31, 2007, and includes 44,000 shares of restricted KMI stock.

     (14) Includes options to purchase 24,750 KMI shares exercisable within 60 days of January 31, 2007, and includes 8,000 shares of restricted KMI stock.

     (15) Includes 1,211 common units owned by Mr. Kinder's spouse, 240 KMR shares purchased in November 2004 for Mr. Kinder's son (and nominal share distributions thereon), options to purchase 20,600 KMI shares exercisable within 60 days of January 31, 2007, and includes 15,750 shares of restricted KMI stock. Mr. Kinder's son holds 250 shares of

          KMI stock, which shares are not included in the number of shares Mr.

          Kinder beneficially owns. Mr. Kinder disclaims any and all beneficial ownership in the KMP common units owned by his wife, and the KMR shares and the KMI stock owned by his sons.

     (16) Includes options to purchase 22,000 KMI shares exercisable within 60 days of January 31, 2007, and includes 30,000 shares of restricted KMI stock.

     (17) Includes options to purchase 458,050 KMI shares exercisable within 60 days of January 31, 2007, and includes 7,280 restricted common units and 400,750 shares of restricted KMI stock.

     (18) Includes common units owned by KMI and its consolidated subsidiaries,

          including 1,724,000 common units owned by Kinder Morgan G.P., Inc.

     (19) As reported on the Schedule 13G/A filed February 5, 2007 by Kayne

          Anderson Capital Advisors, L.P. and Richard A. Kayne. Kayne Anderson

          Capital Advisors, L.P. reported that in regard to KMR shares, it had sole voting power over 0 shares, shared voting power over 6,978,859 shares, sole disposition power over 0 shares and shared disposition power over 6,978,859 shares. Mr. Kayne reports that in regard to KMR shares, he had sole voting power over 1,060 shares, shared voting power over 6,978,859 shares, sole disposition power over 1,060 shares and shared disposition power over 6,978,859 shares. Kayne Anderson

          Capital Advisors, L.P.'s and Richard A. Kayne's address is 1800 Avenue of the Stars, Second Floor, Los Angeles, California 90067.

     (20) As reported on the Schedule 13G/A filed February 6, 2007 by

          OppenheimerFunds, Inc. and Oppenheimer Capital Income Fund.

          OppenheimerFunds, Inc. reported that in regard to KMR shares, it had sole voting power over 0 shares, shared voting power over 5,230,737 shares, sole disposition power over 0 shares and shared disposition power over 5,230,737 shares. Of those 5,230,737 KMR shares,

          Oppenheimer Capital Income Fund had sole voting power over 0 shares,

          shared voting power over 3,657,500 shares, sole disposition power over

          0 shares and shared disposition power over 3,657,500 shares.

          OppenheimerFunds, Inc.'s address is Two World Financial Center, 225

          Liberty Street, 11th Floor, New York, New York 10281, and Oppenheimer

          Capital Income Fund's address is 6803 South Tucson Way, Centennial,

          Colorado 80112.

     (21) As reported on the Schedule 13G/A filed February 13, 2007 by Tortoise

          Capital Advisors, L.L.C. Tortoise Capital Advisors, L.L.C. reported that in regard to KMR shares, it had sole voting power over 0 shares,

          shared voting power over 3,960,233 shares, sole disposition power over

          0 shares and shared disposition power over 4,047,052 shares. Tortoise

          Capital Advisors, L.L.C.'s address is 10801 Mastin Blvd., Suite 222,

          Overland Park, Kansas 66210.

                      Equity Compensation Plan Information

     The following table sets forth information regarding our equity compensation plans as of December 31, 2006. Specifically, the table provides information regarding our Common Unit Option Plan and our Common Unit

Compensation Plan for Non-Employee Directors, both described in Item 11,

"Executive Compensation."





                                         Number of securities             Weighted average               Number of securities

                                      to be issued upon exercise           exercise price               remaining available for

                                       of outstanding options,        of outstanding options,        future issuance under equity

                                         warrants and rights            warrants and rights               compensation plans

           Plan category                          (a)                           (b)                               (c)

-----------------------------------   ---------------------------     -----------------------        ----------------------------


Equity compensation plans

  approved by security holders                       -                             -                                  -

Equity compensation plans

  not approved by security holders                   -                             -                            149,100

                                                                                                                -------

Total                                                -                             -                            149,100

                                                                                                                =======



Item 13. Certain Relationships and Related Transactions, and Director

Independence.

     For information regarding related transactions, see Note 12 of the notes to our consolidated financial statements included elsewhere in this report.

     Except for transactions through the retail division of KMI, employees must obtain authorization from the appropriate business unit president of the relevant company or head of corporate function; and directors, business unit presidents, executive officers and heads of corporate functions must obtain authorization from the non-interested members of the audit committee of the applicable board of directors for any business relationship or proposed business transaction in which they or an immediate family member has a direct or indirect interest, or from which they or an immediate family member may derive a personal benefit (a "related party transaction"). The maximum dollar amount of related party transactions that may be approved as described above in this paragraph in any calendar year will be $1.0 million. Any related party transactions that would bring the total value of such transactions to greater than $1.0 million will be referred to the audit committee of the appropriate board of directors for approval or to determine the procedure for approval.

Director Independence

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

Exchange require that a majority of the directors be independent, as described in those guidelines, the committee charters and rules, respectively. Copies of the guidelines and committee charters are available on our internet website at

www.kindermorgan.com. To assist in making determinations of independence, the board has determined that the following categories of relationships are not material relationships that would cause the affected director not to be independent:

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


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

Each of them meets the standards above and has no other relationship with us. In conjunction with all regular quarterly and certain special board meetings, these three non-management directors also meet in executive session without members of management. In January 2007, Mr. Waughtal was elected for a one year term to serve as lead director to develop the agendas for and preside at these executive sessions of independent directors.

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

2006 and 2005 (in dollars):

                                         Year Ended December 31,

                                      ---------------------------

                                          2006           2005

                                      ------------   ------------

        Audit fees(1).................$  2,038,215   $  2,085,800

        Audit-Related fees(2).........          --         34,000

        Tax fees(3)...................   1,470,466      1,479,344

                                      ------------   ------------

          Total.......................$  3,508,681   $  3,599,144

                                      ============   ============

----------

(1)  Includes fees for integrated audit of annual financial statements and internal control over financial reporting, reviews of the related quarterly financial statements, and reviews of documents filed with the Securities and Exchange Commission.

(2)  Includes fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements. 2005 amount represents fees for audit related services associated with Plantation Pipe Line Company. We account for our investment in Plantation under the equity method of accounting.

(3)  For 2006 and 2005, amounts include fees of $1,356,399 and $1,355,194,

     respectively, billed for professional services rendered for tax processing and preparation of Forms K-1 for our unitholders. Amounts also include fees of $114,067 and $124,150, respectively, billed for professional services rendered for tax return review services and for general state, local and foreign tax compliance and consulting services.


     All services rendered by PricewaterhouseCoopers LLP are permissible under applicable laws and regulations, and were pre-approved by the audit committee of

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

     The audit committee has reviewed the external auditors' fees for audit and non audit services for fiscal year 2006. The audit committee considered whether such non audit services are compatible with maintaining the external auditors'

independence and has concluded that they are compatible at this time.

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


                                     PART IV

Item 15.  Exhibits and Financial Statement Schedules

   (a)(1) and (2) Financial Statements and Financial Statement Schedules

   See "Index to Financial Statements" set forth on page 134.

   (a)(3) Exhibits

*3.1   -- Third Amended and Restated Agreement of Limited Partnership of

          Kinder Morgan Energy Partners, L.P. (filed as Exhibit 3.1 to Kinder

          Morgan Energy Partners, L.P. Form 10-Q (File No. 1-11234) for the

          quarter ended June 30, 2001, filed on August 9, 2001).

*3.2   -- Amendment No. 1 dated November 19, 2004 to Third Amended and

          Restated Agreement of Limited Partnership of Kinder Morgan Energy

          Partners, L.P. (filed as Exhibit 99.1 to Kinder Morgan Energy

          Partners, L.P. Form 8-K, filed November 22, 2004).

*3.3   -- Amendment No. 2 to Third Amended and Restated Agreement of Limited

          Partnership of Kinder Morgan Energy Partners, L.P. (filed as Exhibit

          99.1 to Kinder Morgan Energy Partners, L.P. Form 8-K, filed May 5,

          2005).

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

          8-K (File No. 1-11234)).

*4.4   -- Second Supplemental Indenture dated as of September 30, 1999 among

          Kinder Morgan Energy Partners, L.P. and U.S. Trust Company of Texas,

          N.A., as trustee, relating to release of subsidiary guarantors under the $250,000,000 of 6.30% Senior Notes due February 1, 2009 (filed as

          Exhibit 4.4 to the Partnership's Form 10-Q (File No. 1-11234) for the

          quarter ended September 30, 1999 (the "1999 Third Quarter Form

          10-Q")).

*4.5   -- Indenture dated November 8, 2000 between Kinder Morgan Energy

          Partners, L.P. and First Union National Bank, as Trustee (filed as

          Exhibit 4.8 to Kinder Morgan Energy Partners, L.P. Form 10-K for 2001

          (File No. 1-11234)).

*4.6   -- Form of 7.50% Notes due November 1, 2010 (contained in the

          Indenture filed as Exhibit 4.8 to the Kinder Morgan Energy Partners,

          L.P. Form 10-K (File No. 1-11234) for 2001).

*4.7   -- Indenture dated January 2, 2001 between Kinder Morgan Energy

          Partners and First Union National Bank, as trustee, relating to Senior

          Debt Securities (including form of Senior Debt Securities) (filed as

          Exhibit 4.11 to Kinder Morgan Energy Partners, L.P. Form 10-K (File

          No. 1-11234) for 2000).

*4.8   -- Indenture dated January 2, 2001 between Kinder Morgan Energy

          Partners and First Union National Bank, as trustee, relating to

          Subordinated Debt Securities (including form of Subordinated Debt

          Securities) (filed as Exhibit 4.12 to Kinder Morgan Energy Partners,

          L.P. Form 10-K (File No. 1-11234) for 2000).

*4.9   -- Certificate of Vice President and Chief Financial Officer of Kinder

          Morgan Energy Partners, L.P. establishing the terms of the 6.75% Notes due March 15, 2011 and the 7.40% Notes due March 15, 2031 (filed as

          Exhibit 4.1 to Kinder Morgan Energy Partners, L.P. Form 8-K (File No.

          1-11234), filed on March 14, 2001).

*4.10  -- Specimen of 6.75% Notes due March 15, 2011 in book-entry form

          (filed as Exhibit 4.2 to Kinder Morgan Energy Partners, L.P. Form 8-K

          (File No. 1-11234), filed on March 14, 2001).

*4.11   -- Specimen of 7.40% Notes due March 15, 2031 in book-entry form

          (filed as Exhibit 4.3 to Kinder Morgan Energy Partners, L.P. Form 8-K

          (File No. 1-11234), filed on March 14, 2001).


*4.12  -- Certificate of Vice President and Chief Financial Officer of Kinder

          Morgan Energy Partners, L.P. establishing the terms of the 7.125%

          Notes due March 15, 2012 and the 7.750% Notes due March 15, 2032

          (filed as Exhibit 4.1 to Kinder Morgan Energy Partners, L.P. Form 10-Q

          (File No. 1-11234) for the quarter ended March 31, 2002, filed on May

          10, 2002).

*4.13  -- Specimen of 7.125% Notes due March 15, 2012 in book-entry form

          (filed as Exhibit 4.2 to Kinder Morgan Energy Partners, L.P. Form 10-Q

          (File No. 1-11234) for the quarter ended March 31, 2002, filed on May

          10, 2002).

*4.14  -- Specimen of 7.750% Notes due March 15, 2032 in book-entry form

          (filed as Exhibit 4.3 to Kinder Morgan Energy Partners, L.P. Form 10-Q

          (File No. 1-11234) for the quarter ended March 31, 2002, filed on May

          10, 2002).

*4.15  -- Indenture dated August 19, 2002 between Kinder Morgan Energy

          Partners, L.P. and Wachovia Bank, National Association, as Trustee

          (filed as Exhibit 4.1 to the Kinder Morgan Energy Partners, L.P.

          Registration Statement on Form S-4 (File No. 333-100346) filed on

          October 4, 2002 (the "October 4, 2002 Form S-4")).

*4.16  -- First Supplemental Indenture to Indenture dated August 19, 2002,

          dated August 23, 2002 between Kinder Morgan Energy Partners, L.P. and

          Wachovia Bank, National Association, as Trustee (filed as Exhibit 4.2 to the October 4, 2002 Form S-4).

*4.17  -- Form of 5.35% Note and Form of 7.30% Note (contained in the

          Indenture filed as Exhibit 4.1 to the October 4, 2002 Form S-4).

*4.18  -- Senior Indenture dated January 31, 2003 between Kinder Morgan

          Energy Partners, L.P. and Wachovia Bank, National Association (filed as Exhibit 4.2 to the Kinder Morgan Energy Partners, L.P. Registration

          Statement on Form S-3 (File No. 333-102961) filed on February 4, 2003

          (the "February 4, 2003 Form S-3")).

*4.19  -- Form of Senior Note of Kinder Morgan Energy Partners, L.P.

          (included in the Form of Senior Indenture filed as Exhibit 4.2 to the

          February 4, 2003 Form S-3).

*4.20  -- Subordinated Indenture dated January 31, 2003 between Kinder Morgan

          Energy Partners, L.P. and Wachovia Bank, National Association (filed as Exhibit 4.4 to the February 4, 2003 Form S-3).

*4.21  -- Form of Subordinated Note of Kinder Morgan Energy Partners, L.P.

          (included in the Form of Subordinated Indenture filed as Exhibit 4.4 to the February 4, 2003 Form S-3).

*4.22  -- Certificate of Vice President, Treasurer and Chief Financial

          Officer and Vice President, General Counsel and Secretary of Kinder

          Morgan Management, LLC and Kinder Morgan G.P., Inc., on behalf of

          Kinder Morgan Energy Partners, L.P. establishing the terms of the

          5.00% Notes due December 15, 2013 (filed as Exhibit 4.25 to Kinder

          Morgan Energy Partners, L.P. Form 10-K for 2003 filed March 5, 2004).

*4.23  -- Specimen of 5.00% Notes due December 15, 2013 in book-entry form

          (filed as Exhibit 4.26 to Kinder Morgan Energy Partners, L.P. Form

          10-K for 2003 filed March 5, 2004).

*4.24  -- Specimen of 5.125% Notes due November 15, 2014 in book-entry form

          (filed as Exhibit 4.26 to Kinder Morgan Energy Partners, L.P. Form

          10-K for 2004 filed March 4, 2005).

*4.25  -- Certificate of Executive Vice President and Chief Financial Officer

          and Vice President, General Counsel and Secretary of Kinder Morgan

          Management, LLC and Kinder Morgan G.P., Inc., on behalf of Kinder

          Morgan Energy Partners, L.P. establishing the terms of the 5.125%

          Notes due November 15, 2014 (filed as Exhibit 4.27 to Kinder Morgan

          Energy Partners, L.P. Form 10-K for 2004 filed March 4, 2005).

*4.26  -- Certificate of Vice President, Treasurer and Chief Financial

          Officer and Vice President, General Counsel and Secretary of Kinder

          Morgan Management, LLC and Kinder Morgan G.P., Inc., on behalf of

          Kinder Morgan Energy Partners, L.P. establishing the terms of the

          5.80% Notes due March 15, 2035 (filed as Exhibit 4.1 to Kinder Morgan

          Energy Partners, L.P. Form 10-Q for the quarter ended March 31, 2005,

          filed on May 6, 2005).

*4.27  -- Specimen of 5.80% Notes due March 15, 2035 in book-entry form

          (filed as Exhibit 4.2 to Kinder Morgan Energy Partners, L.P. Form 10-Q

          for the quarter ended March 31, 2005, filed on May 6, 2005).

4.28   -- Certificate of Vice President and Chief Financial Officer of Kinder

          Morgan Management, LLC and Kinder Morgan G.P., Inc., on behalf of

          Kinder Morgan Energy Partners, L.P. establishing the terms of the

          6.00% Senior Notes due 2017 and 6.50% Senior Notes due 2037.

4.29   -- Specimen of 6.00% Senior Notes due 2017 in book-entry form.

4.30   -- Specimen of 6.50% Senior Notes due 2037 in book-entry form.

4.31   -- Certain instruments with respect to long-term debt of Kinder Morgan

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


*10.1  -- Kinder Morgan Energy Partners, L.P. Common Unit Option Plan (filed as Exhibit 10.6 to the Kinder Morgan Energy Partners, L.P. 1997 Form

          10-K, File No. 1-11234).

*10.2  -- Delegation of Control Agreement among Kinder Morgan Management,

          LLC, Kinder Morgan G.P., Inc. and Kinder Morgan Energy Partners, L.P.

          and its operating partnerships (filed as Exhibit 10.1 to the Kinder

          Morgan Energy Partners, L.P. Form 10-Q for the quarter ended June 30,

          2001).

*10.3  -- Kinder Morgan Energy Partners, L.P. Directors' Unit Appreciation

          Rights Plan (filed as Exhibit 10.6 to the Kinder Morgan Energy

          Partners, L.P. Form 10-K for 2003 filed March 5, 2004).

*10.4  -- Amendment No. 1 to Kinder Morgan Energy Partners, L.P. Directors'

          Unit Appreciation Rights Plan (filed as Exhibit 10.7 to the Kinder

          Morgan Energy Partners, L.P. Form 10-K for 2003 filed March 5, 2004).

*10.5  -- Resignation and Non-Compete agreement dated July 21, 2004 between

          KMGP Services, Inc. and Michael C. Morgan, President of Kinder Morgan,

          Inc., Kinder Morgan G.P., Inc. and Kinder Morgan Management, LLC

          (filed as Exhibit 10.1 to the Kinder Morgan Energy Partners, L.P. Form

          10-Q for the quarter ended June 30, 2004, filed on August 5, 2004).

*10.6  -- Kinder Morgan Energy Partners, L.P. Common Unit Compensation Plan

          for Non-Employee Directors (filed as Exhibit 10.2 to Kinder Morgan

          Energy Partners, L.P. Form 8-K filed January 21, 2005).

*10.7  -- Form of Common Unit Compensation Agreement entered into with

          Non-Employee Directors (filed as Exhibit 10.1 to Kinder Morgan Energy

          Partners, L.P. Form 8-K filed January 21, 2005).

*10.8  -- Five-Year Credit Agreement dated as of August 5, 2005 among Kinder

          Morgan Energy Partners, L.P., the lenders party thereto and Wachovia

          Bank, National Association as Administrative Agent (filed as Exhibit

          10.1 to Kinder Morgan Energy Partners, L.P.'s Current Report on Form

          8-K, filed on August 11, 2005).

*10.9  -- First Amendment, dated October 28, 2005, to Five-Year Credit

          Agreement dated as of August 5, 2005 among Kinder Morgan Energy

          Partners, L.P., the lenders party thereto and Wachovia Bank, National

          Association as Administrative Agent (filed as Exhibit 10.1 to Kinder

          Morgan Energy Partners, L.P.'s Form 10-Q for the quarter ended

          September 30, 2006).

*10.10 -- Second Amendment, dated April 13, 2006, to Five-Year Credit

          Agreement dated as of August 5, 2005 among Kinder Morgan Energy

          Partners, L.P., the lenders party thereto and Wachovia Bank, National

          Association as Administrative Agent (filed as Exhibit 10.2 to Kinder

          Morgan Energy Partners, L.P.'s Form 10-Q for the quarter ended

          September 30, 2006).

*10.11 -- Third Amendment, dated October 6, 2006, to Five-Year Credit

          Agreement dated as of August 5, 2005 among Kinder Morgan Energy

          Partners, L.P., the lenders party thereto and Wachovia Bank, National

          Association as Administrative Agent (filed as Exhibit 10.3 to Kinder

          Morgan Energy Partners, L.P.'s Form 10-Q for the quarter ended

          September 30, 2006).

 11.1  -- Statement re: computation of per share earnings.

 12.1  -- Statement re: computation of ratio of earnings to fixed charges.

 21.1  -- List of Subsidiaries.

 23.1  -- Consent of PricewaterhouseCoopers LLP.

 23.2  -- Consent of Netherland, Sewell and Associates, Inc.

 31.1  -- Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the

          Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

 31.2  -- Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the

          Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

 32.1  -- Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 32.2  -- Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

--------------

* Asterisk indicates exhibits incorporated by reference as indicated; all other exhibits are filed herewith, except as noted otherwise.


                          INDEX TO FINANCIAL STATEMENTS

                                                                         Page

                                                                        Number

                                                                        -------

KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm.................... 135

Consolidated  Statements of Income for the years ended  December 31, 2006,

2005, and 2004............................................................. 137

Consolidated  Statements of Comprehensive Income for the years ended

December 31, 2006, 2005, and 2004.......................................... 138

Consolidated Balance Sheets as of December 31, 2006 and 2005............... 139

Consolidated Statements of Cash Flows for the years ended December 31,

2006, 2005, and 2004....................................................... 140

Consolidated  Statements  of  Partners'  Capital for the years ended

December 31, 2006, 2005, and 2004.......................................... 141

Notes to Consolidated Financial Statements................................. 142


Report of Independent Registered Public Accounting Firm

To the Partners of

Kinder Morgan Energy Partners, L.P.:

We have completed integrated audits of Kinder Morgan Energy Partners, L.P.'s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the

Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated Financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Kinder

Morgan Energy Partners, L.P. and its subsidiaries (collectively, the

Partnership) at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December

31, 2006 in conformity with accounting principles generally accepted in the

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

December 31, 2006 based on criteria established in Internal Control - Integrated

Framework issued by the Committee of Sponsoring Organizations of the Treadway

Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of

December 31, 2006, based on criteria established in Internal Control -

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


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

Report on Internal Control Over Financial Reporting, management has excluded:

     o    the various oil and gas properties acquired from Journey Acquisition -

          I, L.P. and Journey 2000, L.P. on April 5, 2006. The acquisition was made effective March 1, 2006;

     o    three terminal operations acquired separately in April 2006: terminal equipment and infrastructure located on the Houston Ship Channel, a rail terminal located at the Port of Houston, and all of the membership interests in Lomita Rail Terminal LLC;

     o    all of the membership interests of Transload Services, LLC, acquired

          November 20, 2006;

     o    all of the membership interests of Devco USA L.L.C., acquired December

          1, 2006; and

     o    the refined petroleum products terminal located in Roanoke, Virginia,

          acquired from Motiva Enterprises, LLC effective December 15, 2006,

(the "Acquired Businesses"), each acquired in separate transactions, from its assessment of internal control over financial reporting as of December 31, 2006 because these businesses were acquired by the Partnership in purchase business combinations during 2006. We have also excluded these Acquired Businesses from our audit of internal control over financial reporting. These Acquired

Businesses', in the aggregate, constituted 1.2% and 0.4%, respectively, of total assets and total revenues of the related consolidated financial statement amounts as of and for the year ended December 31, 2006.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Houston, Texas

March 1, 2007


              KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME




                                                                          Year Ended December 31,

                                                                  2006             2005            2004

                                                               -----------      -----------     -----------

                                                                  (In thousands except per unit amounts)


Revenues

  Natural gas sales.......................................     $ 6,039,866      $ 7,198,499     $ 5,803,065

  Services................................................       2,084,119        1,851,699       1,571,504

  Product sales and other.................................         830,598          736,930         558,292

                                                               -----------      -----------     -----------

                                                                 8,954,583        9,787,128       7,932,861

                                                               -----------      -----------     -----------

Costs, Expenses and Other

  Gas purchases and other costs of sales..................       5,990,963        7,167,414       5,767,169

  Operations and maintenance..............................         769,514          747,363         499,714

  Fuel and power..........................................         216,222          183,458         151,480

  Depreciation, depletion and amortization................         413,725          349,827         288,626

  General and administrative..............................         219,575          216,706         170,507

  Taxes, other than income taxes..........................         118,756          108,838          81,369

  Other expense (income)..................................         (30,306)              --              --

                                                               -----------      -----------     -----------

                                                                 7,698,449        8,773,606       6,958,865

                                                               -----------      -----------     -----------

Operating Income..........................................       1,256,134        1,013,522         973,996

Other Income (Expense)

  Earnings from equity investments........................          76,170           91,660          83,190

  Amortization of excess cost of equity investments.......          (5,664)          (5,644)         (5,575)

  Interest, net...........................................        (331,499)        (258,861)       (192,882)

  Other, net..............................................          11,065            3,273           2,254

Minority Interest.........................................         (15,015)          (7,262)         (9,679)

                                                               -----------      -----------     -----------

Income Before Income Taxes................................         991,191          836,688         851,304

Income Taxes..............................................         (19,048)         (24,461)        (19,726)

                                                               -----------      -----------     -----------

Net Income................................................     $   972,143      $   812,227     $   831,578

                                                               ===========      ===========     ===========

General Partner's interest in Net Income..................     $   512,967      $   477,300     $   395,092

Limited Partners' interest in Net Income..................         459,176          334,927         436,486

                                                               -----------      -----------     -----------

Net Income................................................     $   972,143      $   812,227     $   831,578

                                                               ===========      ===========     ===========

Basic and Diluted Limited Partners' Net Income per Unit...     $      2.04      $      1.58     $      2.22

                                                               ===========      ===========     ===========

Weighted average number of units used in computation

  of Limited Partners' Net Income per Unit:

Basic.....................................................         224,585          212,197         196,956

                                                               ===========      ===========     ===========

Diluted...................................................         224,914          212,429         197,038

                                                               ===========      ===========     ===========

Per unit cash distribution declared.......................     $      3.26      $      3.13     $      2.87

                                                               ===========      ===========     ===========



              The accompanying notes are an integral part of these

                       consolidated financial statements.


              KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME




                                                                 Year Ended December 31,

                                                           ------------------------------------

                                                              2006          2005         2004

                                                           ----------    ----------   ---------

                                                                      (In thousands)


  Net Income...........................................    $  972,143    $  812,227   $ 831,578

  Change in fair value of derivatives used for

    hedging purposes...................................      (187,525)   (1,045,615)   (494,212)

  Reclassification of change in fair value of

     derivatives to net income.........................       428,137       423,983     192,304

  Foreign currency translation adjustments.............           722          (699)        375

                                                           ----------    ----------   ---------

    Total other comprehensive income...................       241,334      (622,331)   (301,533)

                                                           ----------    ----------   ---------

  Comprehensive Income.................................    $1,213,477    $  189,896   $ 530,045

                                                           ==========    ==========   =========



       The accompanying notes are an integral part of these consolidated financial statements.


              KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS




                                                                     December 31,

                                                                -------------------------

                                                                   2006          2005

                                                                -----------   -----------

                          ASSETS                                 (Dollars in thousands)


Current Assets

  Cash and cash equivalents................................     $    13,985   $    12,108

  Accounts, notes and interest receivable, net

     Trade.................................................         840,755     1,011,716

     Related parties.......................................          18,802         2,543

  Inventories

     Products..............................................          20,419        18,820

     Materials and supplies................................          13,825        13,292

  Gas imbalances

     Trade.................................................           7,835        18,220

     Related parties.......................................          11,640             -

  Gas in underground storage...............................           8,373         7,074

  Other current assets.....................................         101,111       131,451

                                                                -----------   -----------

                                                                  1,036,745     1,215,224

Property, Plant and Equipment, net.........................       9,445,471     8,864,584

Investments................................................         425,600       419,313

Notes receivable

  Trade....................................................           1,241         1,468

  Related parties..........................................          89,713       109,006

Goodwill...................................................         828,970       798,959

Other intangibles, net.....................................         213,208       217,020

Deferred charges and other assets..........................         205,446       297,888

                                                                -----------   -----------

Total Assets...............................................     $12,246,394   $11,923,462

                       LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities

  Accounts payable

     Cash book overdrafts..................................     $    46,215   $    30,408

     Trade.................................................         758,294       996,174

     Related parties.......................................               2        16,676

  Current portion of long-term debt........................       1,359,069             -

  Accrued interest.........................................          82,444        74,886

  Accrued taxes............................................          37,047        23,536

  Deferred revenues........................................          19,972        10,523

  Gas imbalances

     Trade.................................................          15,849        22,948

     Related parties.......................................              --         1,646

  Accrued other current liabilities........................         566,807       632,088

                                                                -----------   -----------

                                                                  2,885,699     1,808,885

Long-Term Liabilities and Deferred Credits

  Long-term debt

     Outstanding...........................................       4,384,332     5,220,887

     Market value of interest rate swaps...................          42,630        98,469

                                                                -----------   -----------

                                                                  4,426,962     5,319,356

  Deferred revenues........................................          18,786         6,735

  Deferred income taxes....................................          75,541        70,343

  Asset retirement obligations.............................          48,880        42,417

  Other long-term liabilities and deferred credits.........         718,274     1,019,655

                                                                -----------   -----------

                                                                  5,288,443     6,458,506

Commitments and Contingencies (Notes 13 and 16)

Minority Interest..........................................          50,599        42,331

                                                                -----------   -----------

Partners' Capital

  Common Units (162,816,303 and 157,005,326 units issued and outstanding as of December 31, 2006 and 2005,

     respectively)..........................................      2,743,786     2,680,352

  Class B Units (5,313,400 and 5,313,400 units issued and

     Outstanding as of December 31, 2006 and 2005,

     respectively)..........................................        103,305       109,594

  i-Units (62,301,676 and 57,918,373 units issued and

     outstanding as of December 31, 2006 and 2005,

     respectively)..........................................      1,906,449     1,783,570

  General Partner..........................................         109,667       119,898

  Accumulated other comprehensive loss.....................        (841,554)   (1,079,674)

                                                                -----------   -----------

                                                                  4,021,653     3,613,740

Total Liabilities and Partners' Capital....................     $12,246,394   $11,923,462

                                                                ===========   ===========



        The accompanying notes are an integral part of these consolidated financial statements.


              KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                                         Year Ended December 31,

                                                                                ---------------------------------------

                                                                                    2006          2005          2004

                                                                                -----------   -----------   -----------

                                                                                            (In thousands)


Cash Flows From Operating Activities

  Net income.................................................................   $   972,143   $   812,227   $   831,578

  Adjustments to reconcile net income to net cash provided by operating activities:

    Depreciation, depletion and amortization.................................       413,725       349,827       288,626

    Amortization of excess cost of equity investments........................         5,664         5,644         5,575

    Gains and other non-cash income from the sale of property, plant and

      equipment..............................................................       (15,235)         (521)          659

    Gains from property casualty indemnifications............................       (15,193)           --            --

    Earnings from equity investments.........................................       (76,170)      (91,660)      (83,190)

  Distributions from equity investments......................................        67,865        63,098        65,248

  Changes in components of working capital:

    Accounts receivable......................................................       162,419      (240,751)     (172,393)

    Other current assets.....................................................        15,430       (14,129)       26,175

    Inventories..............................................................           661       (13,560)       (7,353)

    Accounts payable.........................................................      (267,479)      294,907       222,377

    Accrued interest.........................................................         7,558        17,943         4,568

    Accrued liabilities......................................................       (10,766)        4,501       (23,050)

    Accrued taxes............................................................        13,823        (2,301)        3,444

  FERC rate reparations, refunds and reserve adjustments.....................       (19,079)      105,000            --

  Other, net.................................................................         2,049          (795)       (7,156)

                                                                                -----------   -----------   -----------

Net Cash Provided by Operating Activities....................................     1,257,415     1,289,430     1,155,108

                                                                                -----------   -----------   -----------

Cash Flows From Investing Activities

  Acquisitions of assets.....................................................      (397,412)     (307,832)     (478,830)

  Additions to property, plant and equip. for expansion and maintenance

    projects.................................................................    (1,058,265)     (863,056)     (747,262)

  Sale of property, plant and equipment, and other net assets net of removal

    costs....................................................................        70,811         9,874         1,069

  Property casualty indemnifications.........................................        13,093            --            --

  Net proceeds from margin deposits..........................................         2,298            --            --

  Contributions to equity investments........................................        (2,449)       (1,168)       (7,010)

  Natural gas stored underground and natural gas liquids line-fill...........       (12,863)      (18,735)      (19,189)

  Other......................................................................        (3,401)         (211)          712

                                                                                -----------   -----------   -----------

Net Cash Used in Investing Activities........................................    (1,388,188)   (1,181,128)   (1,250,510)

                                                                                -----------   -----------   -----------

Cash Flows From Financing Activities

  Issuance of debt...........................................................     4,632,562     4,900,936     6,016,670

  Payment of debt............................................................    (3,698,749)   (4,463,162)   (5,657,566)

  Repayments from (Loans to) related party...................................         1,097         2,083       (96,271)

  Debt issue costs...........................................................        (2,032)       (6,058)       (5,843)

  Increase in cash book overdrafts...........................................        15,807           542        29,866

  Proceeds from issuance of common units.....................................       248,420       415,574       506,520

  Proceeds from issuance of i-units..........................................            --            --        67,528

  Contributions from minority interest.......................................       109,820         7,839         7,956

  Distributions to partners:

    Common units.............................................................      (512,097)     (460,620)     (389,912)

    Class B units............................................................       (17,162)      (16,312)      (14,931)

    General Partner..........................................................      (523,198)     (460,869)     (376,005)

    Minority interest........................................................      (119,025)      (12,065)      (10,117)

  Other, net.................................................................        (3,005)       (3,866)       (5,822)

                                                                                -----------   -----------   -----------

Net Cash Provided by (Used in) Financing Activities..........................       132,438       (95,978)       72,073

                                                                                -----------   -----------   -----------

Effect of exchange rate changes on cash and cash equivalents.................           212          (216)           --

                                                                                -----------   -----------   -----------

Increase (Decrease) in Cash and Cash Equivalents.............................         1,877        12,108       (23,329)

Cash and Cash Equivalents, beginning of period...............................        12,108            --        23,329

                                                                                -----------   -----------   -----------

Cash and Cash Equivalents, end of period.....................................   $    13,985   $    12,108   $        --

                                                                                ===========   ===========   ===========

Noncash Investing and Financing Activities:

  Contribution of net assets to partnership investments......................   $    17,003    $        --  $        --

  Assets acquired by the issuance of units...................................         1,650        49,635        64,050

  Assets acquired by the assumption or incurrence of liabilities.............         6,051        76,574        81,403

Supplemental disclosures of cash flow information:

  Cash paid during the year for interest (net of capitalized interest).......       323,709       245,623       186,870

  Cash paid (received) during the year for income taxes......................         7,607         7,345          (752)



       The accompanying notes are an integral part of these consolidated financial statements.


              KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL




                                                      2006                      2005                       2004

                                            -------------------------  -------------------------  -------------------------

                                                Units        Amount        Units        Amount        Units        Amount

                                            -----------   -----------  -----------   -----------  -----------    ----------

                                                                         (Dollars in thousands)


Common Units:

  Beginning Balance.....................    157,005,326   $ 2,680,352  147,537,908   $ 2,438,011  134,729,258    $1,946,116

  Net income............................             --       325,390           --       237,779           --       311,237

  Units issued as consideration pursuant

    to common unit compensation plan for

    non-employee directors..............          5,250           263        5,250           239           --            --

  Units issued as consideration in the

    acquisition of assets...............         34,627         1,650    1,022,068        49,635    1,400,000        64,050

  Units issued for cash.................      5,771,100       248,228    8,440,100       415,308   11,408,650       506,520

  Distributions.........................             --      (512,097)          --      (460,620)          --      (389,912)

                                            -----------   -----------  -----------   -----------  -----------    ----------

  Ending Balance........................    162,816,303     2,743,786  157,005,326     2,680,352  147,537,908     2,438,011

Class B Units:

  Beginning Balance.....................      5,313,400       109,594    5,313,400       117,414    5,313,400       120,582

  Net income............................             --        10,873           --         8,492           --        11,763

  Distributions.........................             --       (17,162)          --       (16,312)          --       (14,931)

                                            -----------   -----------  -----------   ------------ -----------    ----------

  Ending Balance........................      5,313,400       103,305    5,313,400       109,594    5,313,400       117,414

i-Units:

  Beginning Balance.....................     57,918,373     1,783,570   54,157,641     1,694,971   48,996,465     1,515,659

  Net income............................             --       122,913           --        88,656           --       113,486

  Units issued for cash.................             --           (34)          --           (57)   1,660,664        65,826

  Distributions.........................      4,383,303            --    3,760,732            --    3,500,512            --

                                            -----------   -----------  -----------   ------------ -----------    ----------

  Ending Balance........................     62,301,676     1,906,449   57,918,373     1,783,570   54,157,641     1,694,971

General Partner:

  Beginning Balance.....................             --       119,898           --       103,467           --        84,380

  Net income............................             --       512,967           --       477,300           --       395,092

  Distributions.........................             --      (523,198)          --      (460,869)          --      (376,005)

                                            -----------   -----------  -----------   ------------ -----------    ----------

  Ending Balance........................             --       109,667           --       119,898           --       103,467

Accum. other comprehensive income (loss):

  Beginning Balance.....................             --    (1,079,674)          --      (457,343)          --      (155,810)

  Change in fair value of derivatives

    used for hedging purposes...........             --      (187,525)          --    (1,045,615)          --      (494,212)

  Reclassification of change in fair

    value of derivatives to net income..             --       428,137           --       423,983           --       192,304

  Foreign currency translation adjustments           --           722           --          (699)          --           375

  Adj. to initially apply SFAS No. 158

    -other post-retirement benefit acctg.

    changes                                          --        (3,214)          --            --           --            --

                                            -----------   -----------  -----------   -----------  -----------    ----------

  Ending Balance........................             --      (841,554)          --    (1,079,674)          --      (457,343)

Total Partners' Capital.................    230,431,379   $ 4,021,653  220,237,099   $ 3,613,740  207,008,949    $3,896,520

                                            ===========   ===========  ===========   ===========  ===========    ==========

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

     We own and manage a diversified portfolio of energy transportation and storage assets and presently conduct our business through four reportable business segments. These segments and the activities performed to provide services to our customers and create value for our unitholders are as follows:

     o    Products Pipelines - transporting, storing and processing refined petroleum products;

     o    Natural Gas Pipelines - transporting, storing, selling and processing natural gas;

     o    CO2 - producing, transporting and selling carbon dioxide, commonly called CO2, for use in, and selling crude oil produced from, enhanced oil recovery operations; and

     o    Terminals - transloading, storing and delivering a wide variety of bulk, petroleum, petrochemical and other liquid products at terminal facilities located across the United States.

     For more information on our reportable business segments, see Note 15.

     We focus on providing fee-based services to customers, generally avoiding near-term commodity price risks and taking advantage of the tax benefits of a limited partnership structure. We trade on the New York Stock Exchange under the symbol "KMP," and we conduct our operations through the following five operating limited partnerships:

     o    Kinder Morgan Operating L.P. "A" (OLP-A);

     o    Kinder Morgan Operating L.P. "B" (OLP-B);

     o    Kinder Morgan Operating L.P. "C" (OLP-C);

     o    Kinder Morgan Operating L.P. "D" (OLP-D); and

     o    Kinder Morgan CO2 Company (KMCO2).

     Combined, the five partnerships are referred to as our operating partnerships, and we are the 98.9899% limited partner and our general partner

(described following) is the 1.0101% general partner in each. Both we and our operating partnerships are governed by Amended and Restated Agreements of

Limited Partnership and certain other agreements that are collectively referred to in this report as the partnership agreements.

     Kinder Morgan, Inc. and Kinder Morgan G.P., Inc.

     Kinder Morgan, Inc., a Kansas corporation, is the sole stockholder of

Kinder Morgan (Delaware), Inc. Kinder Morgan (Delaware), Inc., a Delaware

corporation, is the sole stockholder of our general partner, Kinder Morgan G.P.,

Inc. Kinder Morgan, Inc. is referred to as "KMI" in this report. KMI trades on the New York Stock Exchange under the symbol "KMI" and is one of the largest energy transportation, storage and distribution companies in North America. It operates or owns an interest in, either for itself or on our behalf,

approximately 43,000 miles of pipelines that transport primarily natural gas,

crude oil, petroleum products and carbon dioxide; more than 155


terminals that store transfer and handle products like gasoline and coal; and

provides natural gas distribution service to over 1.1 million customers. At

December 31, 2006, KMI and its consolidated subsidiaries owned, through its general and limited partner interests, an approximate 14.7% interest in us.

     Kinder Morgan Management, LLC

     Kinder Morgan Management, LLC, a Delaware limited liability company, was formed on February 14, 2001. Its shares represent limited liability company interests and are traded on the New York Stock Exchange under the symbol "KMR."

Kinder Morgan Management, LLC is referred to as "KMR" in this report. Our general partner owns all of KMR's voting securities and, pursuant to a delegation of control agreement, our general partner delegated to KMR, to the fullest extent permitted under Delaware law and our partnership agreement, all of its power and authority to manage and control our business and affairs,

except that KMR cannot take certain specified actions without the approval of our general partner. Under the delegation of control agreement, KMR manages and controls our business and affairs and the business and affairs of our operating limited partnerships and their subsidiaries. Furthermore, in accordance with its limited liability company agreement, KMR's activities are limited to being a limited partner in, and managing and controlling the business and affairs of us,

our operating limited partnerships and their subsidiaries. As of December 31,

2006, KMR owned approximately 27.0% of our outstanding limited partner units

(which are in the form of i-units that are issued only to KMR).

2.   Summary of Significant Accounting Policies

     Basis of Presentation

     Our consolidated financial statements include our accounts and those of our operating partnerships and their majority-owned and controlled subsidiaries. All significant intercompany items have been eliminated in consolidation. Certain amounts from prior years have been reclassified to conform to the current presentation.

     Our consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States. We believe,

however, that certain accounting policies are of more significance in our financial statement preparation process than others. Also, certain amounts included in or affecting our financial statements and related disclosures must be estimated, requiring us to make certain assumptions with respect to values or conditions which cannot be known with certainty at the time the financial statements are prepared. These estimates and assumptions affect the amounts we report for assets and liabilities, our revenues and expenses during the reporting period, and our disclosure of contingent assets and liabilities at the date of our financial statements.

     In preparing our consolidated financial statements and related disclosures,

examples of certain areas that require more judgment relative to others include our use of estimates in determining:

     o    the economic useful lives of our assets;

     o    the fair values used to determine possible asset impairment charges;

     o    reserves for environmental claims, legal fees, transportation rate cases and other litigation liabilities;

     o    provisions for uncollectible accounts receivables;

     o    volumetric receivable (assets) and payable (liabilities) valuations;

     o    exposures under contractual indemnifications; and

     o    various other recorded or disclosed amounts.

     We evaluate these estimates on an ongoing basis, utilizing historical experience, consultation with experts and other methods we consider reasonable in the particular circumstances. Nevertheless, actual results may differ significantly from our estimates. Any effects on our business, financial position or results of operations resulting


from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known.

     Cash Equivalents

     We define cash equivalents as all highly liquid short-term investments with original maturities of three months or less.

     Accounts Receivables

     Our policy for determining an appropriate allowance for doubtful accounts varies according to the type of business being conducted and the customers being served. An allowance for doubtful accounts is charged to expense monthly,

generally using a percentage of revenue or receivables, based on a historical analysis of uncollected amounts, adjusted as necessary for changed circumstances and customer-specific information. When specific receivables are determined to be uncollectible, the reserve and receivable are relieved. The following tables show the balance in the allowance for doubtful accounts and activity for the years ended December 31, 2006, 2005 and 2004.




                                                Valuation and Qualifying Accounts

                                                         (in thousands)

                                      Balance at        Additions         Additions                          Balance at

                                     beginning of   charged to costs  charged to other                         end of

Allowance for Doubtful Accounts         Period        and expenses       accounts(1)        Deductions(2)      period

--------------------------------     ------------   ---------------- ------------------ ----------------- -----------


Year ended December 31, 2006.....       $6,542           $  259            $  285              $  (267)        $6,819

Year ended December 31, 2005.....       $8,622           $  203            $    -              $(2,283)        $6,542

Year ended December 31, 2004.....       $8,783           $1,460            $  431              $(2,052)        $8,622

----------



(1)  Amount for 2006 represents the allowance recognized when we acquired Devco

     USA L.L.C. ($155) and Transload Services, LLC ($130). Amount for 2004

     represents the allowance recognized when we acquired Kinder Morgan River

     Terminals LLC and its consolidated subsidiaries ($393) and TransColorado

     Gas Transmission Company ($38).

(2)  Deductions represent the write-off of receivables.

     In addition, the balances of "Accrued other current liabilities" in our accompanying consolidated balance sheets include amounts related to customer prepayments of approximately $10.8 million as of December 31, 2006 and $8.2 million as of December 31, 2005.

     Inventories

     Our inventories of products consist of natural gas liquids, refined petroleum products, natural gas, carbon dioxide and coal. We report these assets at the lower of weighted-average cost or market. We report materials and supplies at the lower of cost or market. The value of natural gas in our underground storage facilities under the weighted-average cost method was $8.4 million as of December 31, 2006, and $7.1 million as of December 31, 2005. We also maintain gas in our underground storage facilities on behalf of certain third parties. We receive a fee from our storage service customers but do not reflect the value of their gas stored in our facilities in our accompanying consolidated balance sheets.

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


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

Depreciation estimates are based on various factors, including age (in the case of acquired assets), manufacturing specifications, technological advances and historical data concerning useful lives of similar assets. Uncertainties that impact these estimates included changes in laws and regulations relating to restoration and abandonment requirements, economic conditions, and supply and demand in the area. When assets are put into service, we make estimates with respect to useful lives (and salvage values where appropriate) that we believe are reasonable. However, subsequent events could cause us to change our estimates, thus impacting the future calculation of depreciation and amortization expense. Historically, adjustments to useful lives have not had a material impact on our aggregate depreciation levels from year to year.

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

     A gain on the sale of property, plant and equipment used in our oil and gas producing activities is calculated as the difference between the cost of the asset disposed of, net of depreciation, and the sales proceeds received. A gain on an asset disposal is recognized in income in the period that the sale is closed. A loss on the sale of property, plant and equipment is calculated as the difference between the cost of the asset disposed of, net of depreciation, and the sales proceeds received or the maket value if the asset is being held for sale. A loss is recognized when the asset is sold or when the net cost of an asset held for sale is greater than the market value of the asset.

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

     We evaluate the impairment of our long-lived assets in accordance with

Statement of Financial Accounting Standards No. 144, "Accounting for the

Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less the cost to sell. We review for the impairment of long-lived assets whenever events or changes in circumstances indicate that our carrying amount of an asset may not be recoverable. We would recognize an impairment loss when estimated future cash flows expected to result from our use of the asset and its eventual disposition is less than its carrying amount.

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


     As discussed in "--Inventories" above, we maintain natural gas in underground storage as part of our inventory. This component of our inventory represents the portion of gas stored in an underground storage facility generally known as "working gas," and represents an estimate of the portion of gas in these facilities available for routine injection and withdrawal to meet demand. In addition to this working gas, underground gas storage reservoirs contain injected gas which is not routinely cycled but, instead, serves the function of maintaining the necessary pressure to allow efficient operation of the facility. This gas, generally known as "cushion gas," is divided into the categories of "recoverable cushion gas" and "unrecoverable cushion gas," based on an engineering analysis of whether the gas can be economically removed from the storage facility at any point during its life. The portion of the cushion gas that is determined to be unrecoverable is considered to be a permanent part of the facility itself (thus, part of our "Property, Plant and Equipment, net"

balance in our accompanying consolidated balance sheets), and this unrecoverable portion is depreciated over the facility's estimated useful life. The portion of the cushion gas that is determined to be recoverable is also considered a component of the facility but is not depreciated because it is expected to ultimately be recovered and sold.

     Equity Method of Accounting

     We account for investments greater than 20% in affiliates, which we do not control, by the equity method of accounting. Under this method, an investment is carried at our acquisition cost, plus our equity in undistributed earnings or losses since acquisition, and less distributions received.

     Excess of Cost Over Fair Value

     We account for our business acquisitions and intangible assets in accordance with the provisions of SFAS No. 141, "Business Combinations," and

SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all transactions fitting the description of a business combination be accounted for using the purchase method, which establishes a new basis of accountability for the acquired business or assets. The Statement also modifies the accounting for the excess of cost over the fair value of net assets acquired as well as intangible assets acquired in a business combination. In addition, this

Statement requires disclosure of the primary reasons for a business combination and the allocation of the purchase price paid to the assets acquired and liabilities assumed by major balance sheet caption.

     SFAS No. 142 requires that goodwill not be amortized, but instead should be tested, at least on an annual basis, for impairment. Pursuant to this Statement,

goodwill and other intangible assets with indefinite useful lives can not be amortized until their useful life becomes determinable. Instead, such assets must be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of the asset has decreased below its carrying value. We have selected an impairment measurement test date of January

1 of each year and we have determined that our goodwill was not impaired as of

January 1, 2007.

     Other intangible assets with definite useful economic lives are to be amortized over their remaining useful life and reviewed for impairment in accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." In addition, SFAS No. 142 requires disclosure of information about goodwill and other intangible assets in the years subsequent to their acquisition, including information about the changes in the carrying amount of goodwill from period to period and the carrying amount of intangible assets by major intangible asset class.

     Our total unamortized excess cost over fair value of net assets in consolidated affiliates was $829.0 million as of December 31, 2006 and $799.0 million as of December 31, 2005. Such amounts are reported as "Goodwill" on our accompanying consolidated balance sheets. Our total unamortized excess cost over underlying fair value of net assets accounted for under the equity method was

$138.2 million as of both December 31, 2006 and December 31, 2005. Pursuant to

SFAS No. 142, this amount, referred to as equity method goodwill, should continue to be recognized in accordance with Accounting Principles Board Opinion

No. 18, "The Equity Method of Accounting for Investments in Common Stock."

Accordingly, we included this amount within "Investments" on our accompanying consolidated balance sheets.


     In almost all cases, the price we paid to acquire our share of the net assets of our equity investees differed from the underlying book value of such net assets. This differential consists of two pieces. First, an amount related to the discrepancy between the investee's recognized net assets at book value and at current fair values (representing the appreciated value in plant and other net assets), and secondly, to any premium in excess of fair value

(representing equity method goodwill as described above) we paid to acquire the investment. The first differential, representing the excess of the fair market value of our investees' plant and other net assets over its underlying book value at the date of acquisition totaled $177.1 million and $181.7 million as of

December 31, 2006 and 2005, respectively, and similar to our treatment of equity method goodwill, we included these amounts within "Investments" on our accompanying consolidated balance sheets. As of December 31, 2006, this excess investment cost is being amortized over a weighted average life of approximately

31.7 years.

     In addition to our annual impairment test of goodwill, we periodically reevaluate the amount at which we carry the excess of cost over fair value of net assets accounted for under the equity method, as well as the amortization period for such assets, to determine whether current events or circumstances warrant adjustments to our carrying value and/or revised estimates of useful lives in accordance with APB Opinion No. 18. The impairment test under APB No.

18 considers whether the fair value of the equity investment as a whole, not the underlying net assets, has declined and whether that decline is other than temporary. As of December 31, 2006, we believed no such impairment had occurred and no reduction in estimated useful lives was warranted.

     For more information on our acquisitions, see Note 3. For more information on our investments, see Note 7.

     Revenue Recognition

     We recognize revenues as services are rendered or goods are delivered and,

if applicable, title has passed. We generally sell natural gas under long-term agreements, with periodic price adjustments. In some cases, we sell natural gas under short-term agreements at prevailing market prices. In all cases, we recognize natural gas sales revenues when the natural gas is sold to a purchaser at a fixed or determinable price, delivery has occurred and title has transferred, and collectibility of the revenue is reasonably assured. The natural gas we market is primarily purchased gas produced by third parties, and we market this gas to power generators, local distribution companies, industrial end-users and national marketing companies. We recognize gas gathering and marketing revenues in the month of delivery based on customer nominations and generally, our natural gas marketing revenues are recorded gross, not net of cost of gas sold.

     We provide various types of natural gas storage and transportation services to customers. The natural gas remains the property of these customers at all times. In many cases (generally described as "firm service"), the customer pays a two-part rate that includes (i) a fixed fee reserving the right to transport or store natural gas in our facilities and (ii) a per-unit rate for volumes actually transported or injected into/withdrawn from storage. The fixed-fee component of the overall rate is recognized as revenue in the period the service is provided. The per-unit charge is recognized as revenue when the volumes are delivered to the customers' agreed upon delivery point, or when the volumes are injected into/withdrawn from our storage facilities. In other cases (generally described as "interruptible service"), there is no fixed fee associated with the services because the customer accepts the possibility that service may be interrupted at our discretion in order to serve customers who have purchased firm service. In the case of interruptible service, revenue is recognized in the same manner utilized for the per-unit rate for volumes actually transported under firm service agreements.

     We provide crude oil transportation services and refined petroleum products transportation and storage services to customers. Revenues are recorded when products are delivered and services have been provided, and adjusted according to terms prescribed by the toll settlements with shippers and approved by regulatory authorities.

     We recognize bulk terminal transfer service revenues based on volumes loaded and unloaded. We recognize liquids terminal tank rental revenue ratably over the contract period. We recognize liquids terminal throughput revenue based on volumes received and volumes delivered. Liquids terminal minimum take-or-pay revenue is recognized at the end of the contract year or contract term depending on the terms of the contract. We recognize transmix processing revenues based on volumes processed or sold, and if applicable, when title has passed. We recognize energy-related product sales revenues based on delivered quantities of product.


     Revenues from the sale of oil, natural gas liquids and natural gas production are recorded using the entitlement method. Under the entitlement method, revenue is recorded when title passes based on our net interest. We record our entitled share of revenues based on entitled volumes and contracted sales prices. Since there is a ready market for oil and gas production, we sell the majority of our products soon after production at various locations, at which time title and risk of loss pass to the buyer. As a result, we maintain a minimum amount of product inventory in storage and the differences between actual production and sales is not significant.

     Capitalized Interest

     We capitalize interest expense during the construction or upgrade of qualifying assets. Interest expense capitalized in 2006, 2005 and 2004 was $18.4 million, $9.8 million and $6.4 million, respectively.

     Unit-Based Compensation

     We account for common unit options granted under our common unit option plan according to the provisions of SFAS No. 123R (revised 2004), "Share-Based

Payment," which became effective for us January 1, 2006. This Statement amends

SFAS No. 123, "Accounting for Stock-Based Compensation," and requires companies to expense the value of employee stock options and similar awards. According to the provisions of SFAS No. 123R, share-based payment awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest. Companies will recognize compensation cost for share-based payment awards as they vest, including the related tax effects, and compensation cost for awards that vest would not be reversed if the awards expire without being exercised.

     However, we have not granted common unit options or made any other share-based payment awards since May 2000, and as of December 31, 2005, all outstanding options to purchase our common units were fully vested. Therefore,

the adoption of this Statement did not have an effect on our consolidated financial statements due to the fact that we have reached the end of the requisite service period for any compensation cost resulting from share-based payments made under our common unit option plan.

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

     We routinely conduct reviews of potential environmental issues and claims that could impact our assets or operations, and we utilize both internal staff and external experts to assist us in identifying environmental issues and in estimating the costs and timing of remediation efforts. Often, as the remediation evaluation and effort progresses, additional information is obtained, requiring revisions to estimated costs. These revisions are reflected in our income in the period in which they are reasonably determinable.

     In 2006, we made quarterly adjustments to our environmental liabilities to reflect changes in previous estimates. In making these liability estimations, we considered the material effect of environmental compliance, pending legal actions against us, and potential third-party liability claims. As a result, in

2006, we recorded a combined $35.4 million increase in environmental expense associated with environmental liability adjustments. We recorded a $32.4 million increase in expense within "Operations and maintenance," a $4.9 million increase in expense within "Earnings from equity investments," and a $1.9 million reduction in expense within "Income Taxes" in our accompanying consolidated statement of income for 2006. The $35.4 million increase in environmental expense resulted in a $31.8 million increase in expense to our Products

Pipelines business segment, a $2.2 million increase in expense to our Terminals business segment, a $1.6 million increase in expense to our Natural Gas

Pipelines business segment, and a $0.2 million decrease in expense to our CO2 business segment. The environmental expense adjustment (including our share of environmental expense associated with liability adjustments recognized by


Plantation Pipe Line Company) included a $4.1 million increase in our estimated environmental receivables and reimbursables, a $3.5 million decrease in our equity investments, a $34.5 million increase in our overall accrued environmental and related claim liabilities, and a $1.5 million increase in our accrued expense liabilities.

     In December 2005, we recognized a $23.3 million increase in environmental expense and in our overall accrued environmental and related claim liabilities.

We included this expense within "Operations and maintenance" in our accompanying consolidated statement of income for 2005. The $23.3 million expense item resulted from the adjustment of our environmental expenses and accrued liabilities between our reportable business segments, primarily affecting our

Products Pipelines and our Terminals business segments. The $23.3 million increase in environmental expense resulted in a $19.6 million increase in expense to our Products Pipelines business segment, a $3.5 million increase in expense to our Terminals business segment, a $0.3 million increase in expense to our CO2 business segment, and a $0.1 million decrease in expense to our Natural

Gas Pipelines business segment.

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

     Pensions and Other Post-retirement Benefits

     Effective December 31, 2006, we adopted SFAS No. 158, "Employers'

Accounting for Defined Benefit Pension and Other Postretirement Plans, an

amendment of FASB Statement Nos. 87, 88, 106 and 132(R)." This Statement

requires us to fully recognize the overfunded or underfunded status of our SFPP,

L.P. post-retirement benefit plan as an asset or liability in our statement of financial position. Accordingly, as of December 31, 2006, we recognized a liability of $5.5 million for the unfunded portion of this post-retirement benefit plan. We included $0.2 million of this amount within "Accrued other current liabilities" and the remaining $5.3 million within "Other long-term liabilities and deferred credits" on our accompanying consolidated balance sheet. We consider our overall pension and post-retirement benefit liability exposure to be minimal in relation to the value of our total consolidated assets and net income. For more information on our pension and post-retirement benefit disclosures, see Note 10.

     Gas Imbalances

     We value gas imbalances due to or due from interconnecting pipelines at the lower of cost or market. Gas imbalances represent the difference between customer nominations and actual gas receipts from and gas deliveries to our interconnecting pipelines and shippers under various operational balancing and shipper imbalance agreements. Natural gas imbalances are either settled in cash or made up in-kind subject to the pipelines' various tariff provisions.

     Minority Interest

     As of December 31, 2006, minority interest consisted of the following:


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

     Foreign Currency Translation

     On April 26, 2006, we incorporated Kinder Morgan Canada Terminals ULC, an

Alberta, Canada unlimited liability corporation. Kinder Morgan Canada Terminals

ULC, located in Edmonton, Alberta, is currently constructing a crude oil tank farm which will have a storage capacity of approximately 2.2 million barrels and serve as a blending and storage hub for Canadian crude oil. We expect Kinder

Morgan Canada Terminals ULC to begin operations sometime in the third quarter of

2007.

     In October 2004, we acquired Kinder Morgan River Terminals LLC, formerly

Global Materials Services LLC. Our acquisition of Kinder Morgan River Terminals

LLC included two wholly-owned subsidiaries which conducted business outside of the United States. The two foreign subsidiaries are Arrow Terminals, B.V., which conducts bulk terminal operations in The Netherlands, and Arrow Terminals Canada

Company (NSULC), which conducts bulk terminal operations in Canada.

     We account for these three entities in accordance with the provisions of

SFAS No. 52, "Foreign Currency Translation." We translate the assets and liabilities of each of these two entities to U.S. dollars at year-end exchange rates. Income and expense items are translated at weighted-average rates of exchange prevailing during the year and stockholders' equity accounts are translated by using historical exchange rates. Translation adjustments result from translating all assets and liabilities at current year-end rates, while stockholders' equity is translated by using historical and weighted-average rates. The cumulative translation adjustments balance is reported as a component of accumulated other comprehensive income/(loss) within Partners' Capital on our accompanying consolidated balance


sheet. Due to the limited size of our foreign operations, we do not believe these foreign currency translations are material to our financial position.

     Comprehensive Income

     Statement of Financial Accounting Standards No. 130, "Accounting for

Comprehensive Income," requires that enterprises report a total for comprehensive income. For each of the years ended December 31, 2006, 2005 and

2004, the difference between our net income and our comprehensive income resulted from unrealized gains or losses on derivatives utilized for energy commodity price risk hedging purposes and from foreign currency translation adjustments. For more information on our risk management activities, see Note

14.

     Cumulative revenues, expenses, gains and losses that under generally accepted accounting principals are included within comprehensive income but excluded from earnings are reported as accumulated other comprehensive income/(loss) within Partners' Capital in our consolidated balance sheets. In addition, pursuant to our initial application of SFAS No. 158 "Employers'

Accounting for Defined Benefit Pension and Other Postretirement Plans" on

December 31, 2006, we also recognized prior service credits and actuarial gains that had not yet been included in net periodic benefit cost as of the end of the fiscal year as a component of our ending balance of accumulated other comprehensive income. The following table summarizes changes in the amount of our "Accumulated other comprehensive loss" in our accompanying consolidated balance sheets for each of the two years ended December 31, 2005 and 2006 (in thousands):




                          Net unrealized       Foreign           Other              Total

                          gains/(losses)       currency     Post-retirement    Accumulated other

                           on cash flow      translation        benefit          comprehensive

                        hedge derivatives    adjustments    acctg. changes       income/(loss)

                        -----------------    -----------    ---------------    -----------------


December 31, 2004.......$        (457,718)   $       375    $            --    $        (457,343)

Change for period.......         (621,632)          (699)                --             (622,331)

                        -----------------    -----------    ---------------    -----------------

December 31, 2005.......       (1,079,350)          (324)                --           (1,079,674)

Change for period.......          240,612            722             (3,214)             238,120

                        -----------------    -----------    ---------------    -----------------

December 31, 2006.......$        (838,738)   $       398    $        (3,214)   $        (841,554)

                        =================    ===========    ===============    =================



     Net Income Per Unit

     We compute Basic Limited Partners' Net Income per Unit by dividing our limited partners' interest in net income by the weighted average number of units outstanding during the period. Diluted Limited Partners' Net Income per Unit reflects the maximum potential dilution that could occur if units whose issuance depends on the market price of the units at a future date were considered outstanding, or if, by application of the treasury stock method, options to issue units were exercised, both of which would result in the issuance of additional units that would then share in our net income.

     Asset Retirement Obligations

     We account for asset retirement obligations pursuant to SFAS No. 143,

"Accounting for Asset Retirement Obligations." For more information on our asset retirement obligations, see Note 4.

     Risk Management Activities

     We utilize energy commodity derivative contracts for the purpose of mitigating our risk resulting from fluctuations in the market price of natural gas, natural gas liquids and crude oil. In addition, we enter into interest rate swap agreements for the purpose of hedging the interest rate risk associated with our debt obligations.

     Our derivative contracts are accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137,

"Accounting for Derivative Instruments and Hedging Activities - Deferral of the

Effective Date of FASB Statement No.133" and No. 138, "Accounting for Certain

Derivative Instruments and Certain Hedging Activities." SFAS No. 133 established accounting and reporting standards requiring that every derivative contract

(including certain derivative contracts embedded in other contracts) be


recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative contract's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. If a derivative contract meets those criteria, SFAS No. 133 allows a derivative contract's gains and losses to offset related results on the hedged item in the income statement, and requires that a company formally designate a derivative contract as a hedge and document and assess the effectiveness of derivative contracts associated with transactions that receive hedge accounting.

     Furthermore, if the derivative transaction qualifies for and is designated as a normal purchase and sale, it is exempted from the fair value accounting requirements of SFAS No. 133 and is accounted for using traditional accrual accounting. Our derivative contracts that hedge our commodity price risks involve our normal business activities, which include the sale of natural gas,

natural gas liquids and crude oil, and these derivative contracts have been designated as cash flow hedges as defined by SFAS No. 133. SFAS No. 133 designates derivative contracts that hedge exposure to variable cash flows of forecasted transactions as cash flow hedges and the effective portion of the derivative contract's gain or loss is initially reported as a component of other comprehensive income (outside earnings) and subsequently reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately. See Note 14 for more information on our risk management activities.

     Accounting for Regulatory Activities

     Our regulated utility operations are accounted for in accordance with the provisions of SFAS No. 71, "Accounting for the Effects of Certain Types of

Regulation," which prescribes the circumstances in which the application of generally accepted accounting principles is affected by the economic effects of regulation. Regulatory assets and liabilities represent probable future revenues or expenses associated with certain charges and credits that will be recovered from or refunded to customers through the ratemaking process.

     The following regulatory assets and liabilities are reflected within

"Deferred charges and other assets" and "Other long-term liabilities and deferred credits," respectively, in our accompanying consolidated balance sheets as of December 31, 2006 and December 31, 2005 (in thousands):

                                        As of December 31,

                                          2006          2005

                                    -----------    ---------

Regulated Assets:

  Employee benefit costs........... $       373    $     328

  Fuel Tracker.....................       1,594           --

  Deferred regulatory expenses.....       3,238        3,363

                                    -----------    ---------

  Total regulatory assets..........       5,205        3,691

Regulated Liabilities:

  Deferred income taxes............         925        1,883

  Fuel Tracker.....................          --       (1,275)

                                    -----------    ---------

  Total regulatory liabilities.....         925          608

  Net regulatory assets............ $     4,280    $   3,083

                                    ===========    =========

     As of December 31, 2006, all of our regulatory assets and regulatory liabilities were being recovered from or refunded to customers through rates over periods ranging from one to five years.

3.   Aquisitions, Joint Ventures and Divestitures

     During 2006, 2005 and 2004, we completed or made adjustments for the following significant acquisitions. Each of the acquisitions was accounted for under the purchase method and the assets acquired and liabilities assumed were recorded at their estimated fair market values as of the acquisition date. The preliminary allocation of assets (and any liabilities assumed) may be adjusted to reflect the final determined amounts during a short period of time following the acquisition. Although the time that is required to identify and measure the fair value of the assets acquired and the liabilities assumed in a business combination will vary with circumstances, generally our allocation period ends when we no longer are waiting for information that is known to be available or obtainable. The results of operations from these acquisitions are included in our consolidated financial statements from the acquisition date.


     Acquisitions and Joint Ventures




                                                                              Allocation of Purchase Price

                                                            ---------------------------------------------------------------

                                                                                     (in millions)

                                                            ---------------------------------------------------------------

                                                                                  Property    Deferred

                                                            Purchase    Current    Plant &     Charges             Minority

  Ref.   Date                  Acquisition                    Price     Assets    Equipment    & Other   Goodwill  Interest

  ---  ------   ------------------------------------------  ---------   -------   ---------   --------   --------  --------


  (1)    3/04   ExxonMobil Products Terminals.............  $    50.9   $     -   $    50.9   $      -   $      -  $      -

  (2)    8/04   Kinder Morgan Wink Pipeline, L.P..........      100.3       0.1        77.4       22.8          -         -

  (3)   10/04   Interest in Cochin Pipeline System........       10.9         -        10.9          -          -         -

  (4)   10/04   Kinder Morgan River Terminals LLC.........       87.9       9.9        43.2       14.6       20.2         -

  (5)   11/04   Charter Products Terminals................       75.2       0.5        70.9        4.9          -      (1.1)

  (6)   11/04   TransColorado Gas Transmission Company....      284.5       2.0       280.6        1.9          -         -

  (7)   12/04   Kinder Morgan Fairless Hills Terminal.....        7.5       0.3         5.9        1.3          -         -

  (8)    1/05   Claytonville Oil Field Unit ..............        6.5         -         6.5          -          -         -

  (9)    4/05   Texas Petcoke Terminal Region ............      247.2         -        72.5      161.4       13.3         -

  (10)   7/05   Terminal Assets ..........................       36.2       0.5        35.7          -          -         -

  (11)   7/05   General Stevedores, L.P. .................       10.4       0.6         5.2        0.2        4.4         -

  (12)   8/05   North Dayton Natural Gas Storage Facility       109.4         -        71.7       11.7       26.0         -

  (13) 8-9/05   Terminal Assets ..........................        4.3       0.4         3.9          -          -         -

  (14)  11/05   Allied Terminal Assets ...................       13.3       0.2        12.6        0.5          -         -

  (15)   2/06   Entrega Gas Pipeline LLC..................      244.6         -       244.6          -          -         -

  (16)   4/06   Oil and Gas Properties....................       63.9       0.2        63.7          -          -         -

  (17)   4/06   Terminal Assets ..........................       61.9       0.5        43.6          -       17.8         -

  (18)  11/06   Transload Services, LLC...................       16.8       1.6         6.6          -        8.6         -

  (19)  12/06   Devco USA L.L.C...........................        7.3       0.8           -        6.5          -         -

  (20)  12/06   Roanoke, Virginia Products Terminal.......  $     6.4   $     -   $     6.4   $      -   $      -  $      -



     (1)  ExxonMobil Products Terminals

     Effective March 9, 2004, we acquired seven refined petroleum products terminals in the southeastern United States from ExxonMobil Corporation. Our purchase price was approximately $50.9 million, consisting of approximately

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

     (2) Kinder Morgan Wink Pipeline, L.P.

     Effective August 31, 2004, we acquired all of the partnership interests in

Kaston Pipeline Company, L.P. from KPL Pipeline Company, LLC and RHC Holdings,

L.P. for a purchase price of approximately $100.3 million, consisting of $89.9 million in cash and the assumption of approximately $10.4 million of liabilities, including debt of $9.5 million. In September 2004, we paid off the

$9.5 million outstanding debt balance. We renamed the limited partnership Kinder

Morgan Wink Pipeline, L.P., and we have included its results as part of our CO2 business segment. The acquisition included a 450-mile crude oil pipeline system,

consisting of four mainline sections, numerous gathering systems and truck off-loading stations. The mainline sections, all in Texas, have a total capacity of 130,000 barrels of crude oil per day (with the use of a drag reducing agent).

As part of the transaction, we entered into a long-term throughput agreement with Western Refining Company, L.P. to transport crude oil into Western's

120,000 barrel per day refinery in El Paso, Texas. The acquisition allows us to better manage crude oil deliveries from our oil field interests in West Texas.

Our allocation of the purchase price to assets acquired and liabilities assumed was based on an appraisal of fair market values, which was completed in the second quarter of 2005. The $22.8 million of deferred charges and other assets in the table above represents the fair value of the intangible long-term throughput agreement.


     (3) Interest in Cochin Pipeline

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

Products Pipelines business segment.

     (4) Kinder Morgan River Terminals LLC

     Effective October 6, 2004, we acquired Global Materials Services LLC and its consolidated subsidiaries from Mid-South Terminal Company, L.P. for approximately $87.9 million, consisting of $31.8 million in cash and $56.1 million of assumed liabilities, including debt of $33.7 million. In the last half of 2005, we made purchase price adjustments to the acquired assets based on an appraisal of fair market values and our evaluation of acquired income tax assets and liabilities.

     Global Materials Services LLC, which we renamed Kinder Morgan River

Terminals LLC, operates a network of 21 river terminals and two rail transloading facilities primarily located along the Mississippi River system.

The network provides loading, storage and unloading points for various bulk commodity imports and exports. As of our acquisition date, we expected to invest an additional $9.4 million over the next two years to expand and upgrade the terminals, which are located in 11 Mid-Continent states. The acquisition further expanded and diversified our customer base and complemented our existing terminal facilities located along the lower-Mississippi River system. The acquired terminals are included in our Terminals business segment.

     The $20.2 million of goodwill was assigned to our Terminals business segment, and the entire amount is expected to be deductible for tax purposes. We believe this acquisition resulted in the recognition of goodwill primarily due to the fact that certain advantageous factors and conditions existed that contributed to the fair value of acquired identifiable net assets and liabilities exceeding our acquisition price--in the aggregate, these factors represented goodwill. The $14.6 million of deferred charges and other assets in the table above includes $11.9 million representing the fair value of intangible customer relationships, which encompass both the contractual life of customer contracts plus any future customer relationship value beyond the contract life.

     (5) Charter Products Terminals

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

Line Company or Colonial Pipeline Company. The acquisition complemented the other terminals we own in the Southeast and increased our southeast terminal storage capacity 76% (to 7.7 million barrels) and terminal throughput capacity

62% (to over 340,000 barrels per day). The acquired terminals are included as part of our Products Pipelines business segment.

     In the fourth quarter of 2005, we made purchase price adjustments that increased property, plant and equipment $11.2 million, increased investments

$1.0 million, decreased goodwill $13.1 million and increased other intangibles

$0.9 million. The changes were based on an appraisal of fair market values,

which was completed in the fourth quarter of 2005. The $4.9 million of deferred charges and other assets in the table above includes $0.9 million


representing the fair value of intangible customer relationships, which encompass both the contractual life of customer contracts plus any future customer relationship value beyond the contract life.

     (6) TransColorado Gas Transmission Company

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

     (7) Kinder Morgan Fairless Hills Terminal

     Effective December 1, 2004, we acquired substantially all of the assets used to operate the major port distribution facility located at the Fairless

Industrial Park in Bucks County, Pennsylvania for an aggregate consideration of approximately $7.5 million, consisting of $7.2 million in cash and $0.3 million in assumed liabilities. The facility, referred to as our Kinder Morgan Fairless

Hills Terminal, was purchased from Novolog Bucks County, Inc. and is located along the Delaware River. It is the largest port on the East Coast for the handling of semi-finished steel slabs, which are used as feedstock by domestic steel mills. The port operations at Fairless Hills also include the handling of other types of steel and specialized cargo that caters to the construction industry and service centers that use steel sheet and plate. In the second quarter of 2005, after completing a final inventory count, we allocated $0.3 million of our purchase price that was originally allocated to property, plant and equipment to current assets (materials and supplies-parts inventory). The terminal acquisition expanded our presence along the Delaware River and complemented our existing Mid-Atlantic terminal facilities. We include its operations in our Terminals business segment.

     (8) Claytonville Oil Field Unit

     Effective January 31, 2005, we acquired an approximate 64.5% gross working interest in the Claytonville oil field unit located in Fisher County, Texas from

Aethon I L.P. The field is located nearly 30 miles east of the SACROC unit in the Permian Basin of West Texas. Our purchase price was approximately $6.5 million, consisting of $6.2 million in cash and the assumption of $0.3 million of liabilities. Following our acquisition, we became the operator of the field,

which at the time of acquisition was producing approximately 200 barrels of oil per day. The acquisition of this ownership interest complemented our existing carbon dioxide assets in the Permian Basin and we include the acquired operations as part of our CO2 business segment. Currently, we are performing technical evaluations to confirm the carbon dioxide enhanced oil recovery potential and generate definitive plans to develop this potential, if proven to be economic.

     (9) Texas Petcoke Terminal Region

     Effective April 29, 2005, we acquired seven bulk terminal operations from

Trans-Global Solutions, Inc. for an aggregate consideration of approximately

$247.2 million, consisting of $186.0 million in cash, $46.2 million in common units, and an obligation to pay an additional $15 million on April 29, 2007, two years from closing. We will settle the $15 million liability by issuing additional common units. All of the acquired assets are located in the State of

Texas, and include facilities at the Port of Houston, the Port of Beaumont and the TGS Deepwater Terminal located on the Houston Ship Channel. We combined the acquired operations into a new terminal region called the Texas Petcoke region,

as certain of the terminals have contracts in place to provide petroleum coke handling


services for major Texas oil refineries. The acquisition complemented our existing Gulf Coast terminal facilities and expanded our pre-existing petroleum coke handling operations. The acquired operations are included as part of our

Terminals business segment.

     In the fourth quarter of 2005, we made purchase price adjustments that increased property, plant and equipment $0.1 million, increased goodwill $1.0 million and decreased other intangibles $1.3 million. The changes were based on an appraisal of fair market values, which was completed in the fourth quarter of

2005. The $13.3 million of goodwill was assigned to our Terminals business segment and the entire amount is expected to be deductible for tax purposes. We believe this acquisition resulted in the recognition of goodwill primarily due to the fact that certain advantageous factors and conditions existed that contributed to the fair value of acquired identifiable net assets and liabilities exceeding our acquisition price--in the aggregate, these factors represented goodwill. The $161.4 million of deferred charges and other assets in the table above represents the fair value of intangible customer relationships,

which encompass both the contractual life of customer contracts plus any future customer relationship value beyond the contract life. In connection with the transaction, Trans-Global Solutions, Inc. agreed to indemnify Kinder Morgan

G.P., Inc. for any losses relating to our failure to repay $50.9 million of indebtedness incurred to fund the acquisition, and we agreed to indemnify

Trans-Global Solutions, Inc. for any taxes of Trans-Global Solutions, Inc. that may arise from the sale of any acquired assets. We have no current intention to sell any of the assets acquired in this transaction.

     (10) July 2005 Terminal Assets

     In July 2005, we acquired three terminal facilities in separate transactions for an aggregate consideration of approximately $36.2 million in cash. For the three terminals combined, as of the acquisition date, we expected to invest approximately $14 million subsequent to acquisition in order to enhance the terminals' operational efficiency. The largest of the transactions was the purchase of a refined petroleum products terminal in New York Harbor from ExxonMobil Oil Corporation. The second acquisition involved a dry-bulk river terminal located in the State of Kentucky, and the third involved a liquids/dry-bulk facility located in Blytheville, Arkansas. The operations of all three facilities are included in our Terminals business segment.

     The New York Harbor terminal, located on Staten Island and referred to as the Kinder Morgan Staten Island terminal, complements our existing Northeast liquids terminal facilities located in Carteret and Perth Amboy, New Jersey. At the time of acquisition, the terminal had storage capacity of 2.3 million barrels for gasoline, diesel and fuel oil, and we expected to bring several idle tanks back into service that would add another 550,000 barrels of capacity. In addition, we planned to rebuild a ship berth with the ability to accommodate tanker vessels. As part of the transaction, ExxonMobil entered into a long-term storage capacity agreement with us and has continued to utilize a portion of the terminal.

     The dry-bulk terminal, located along the Ohio River in Hawesville,

Kentucky, primarily handles wood chips and finished paper products. The acquisition complemented our existing terminal assets located in the Ohio River

Valley and further expanded our wood-chip handling businesses. As part of the transaction, we assumed a long-term handling agreement with Weyerhauser Company,

an international forest products company, and we planned to expand the terminal in order to increase utilization and provide storage services for additional products.

     The assets acquired at the liquids/dry-bulk facility in Blytheville,

Arkansas consisted of storage and supporting infrastructure for 40,000 tons of anhydrous ammonia, 9,500 tons of urea ammonium nitrate solutions and 40,000 tons of urea. As part of the transaction, we have entered into a long-term agreement to sublease all of the existing anhydrous ammonia and urea ammonium nitrate terminal assets to Terra Nitrogen Company, L.P. The terminal is one of only two facilities in the United States that can handle imported fertilizer and provide shipment west on railcars, and the acquisition of the facility positioned us to take advantage of the increase in fertilizer imports that has resulted from the recent decrease in domestic production.

     (11) General Stevedores, L.P.

     Effective July 31, 2005, we acquired all of the partnership interests in

General Stevedores, L.P. for an aggregate consideration of approximately $10.4 million, consisting of $2.0 million in cash, $3.4 million in common units, and

$5.0 million in assumed liabilities, including debt of $3.0 million. In August

2005, we paid the $3.0 million


outstanding debt balance, and in 2006, we made our final purchase price adjustments and the final allocation of our purchase price to assets acquired and liabilities assumed. The adjustments included minor revisions to acquired working capital items, and, pursuant to an appraisal of acquired fixed asset and land values, adjustments to property, plant and equipment, goodwill, and deferred tax liabilities.

     General Stevedores, L.P. owns, operates and leases barge unloading facilities located along the Houston, Texas ship channel. Its operations primarily consist of receiving, storing and transferring semi-finished steel products, including coils, pipe and billets. The acquisition complemented and further expanded our existing Texas Gulf Coast terminal facilities, and its operations are included as part of our Terminals business segment. The $4.4 million of goodwill was assigned to our Terminals business segment, and the entire amount is expected to be deductible for tax purposes. We believe this acquisition resulted in the recognition of goodwill primarily due to the fact that certain advantageous factors and conditions existed that contributed to the fair value of acquired identifiable net assets and liabilities exceeding our acquisition price--in the aggregate, these factors represented goodwill.

     (12) North Dayton Natural Gas Storage Facility

     Effective August 1, 2005, we acquired a natural gas storage facility in

Liberty County, Texas, from Texas Genco LLC for an aggregate consideration of approximately $109.4 million, consisting of $52.9 million in cash and $56.5 million in assumed debt. The facility, referred to as our North Dayton storage facility, has approximately 6.3 billion cubic feet of total capacity, consisting of 4.2 billion cubic feet of working capacity and 2.1 billion cubic feet of pad

(cushion) gas. The acquisition complemented our existing Texas intrastate natural gas pipeline group assets and positioned us to pursue expansions at the facility that will provide or offer needed services to utilities, the growing liquefied natural gas industry along the Texas Gulf Coast, and other natural gas storage users. Additionally, as part of the transaction, we entered into a long-term storage capacity and transportation agreement with Texas Genco, one of the largest wholesale electric power generating companies in the United States,

with over 13,000 megawatts of generation capacity. The agreement covers storage services for approximately 2.0 billion cubic feet of natural gas capacity and expires on March 1, 2017. The North Dayton storage facility's operations are included in our Natural Gas Pipelines business segment.

     Our allocation of the purchase price to assets acquired and liabilities assumed was based on an appraisal of fair market values, which was completed in the fourth quarter of 2005. The $26.0 million of goodwill was assigned to our

Natural Gas Pipelines business segment and the entire amount is expected to be deductible for tax purposes. We believe our acquisition of the North Dayton natural gas storage facility resulted in the recognition of goodwill primarily due to the fact that the favorable location and the favorable association with our pre-existing assets contributed to the fair value of acquired identifiable net assets and liabilities exceeding our acquisition price--in the aggregate,

these factors represented goodwill. The $11.7 million of deferred charges and other assets in the table above represents the fair value of the intangible long-term natural gas storage capacity and transportation agreement.

     (13) August and September 2005 Terminal Assets

     In August and September 2005, we acquired certain terminal facilities and assets, including both real and personal property, in two separate transactions for an aggregate consideration of approximately $4.3 million in cash. In August

2005, we spent $1.9 million to acquire the Kinder Morgan Blackhawk terminal from

White Material Handling, Inc., and in September 2005, we spent $2.4 million to acquire a repair shop and related assets from Trans-Global Solutions, Inc.

     The Kinder Morgan Blackhawk terminal consists of approximately 46 acres of land, storage buildings, and related equipment located in Black Hawk County,

Iowa. The terminal primarily stores and transfers fertilizer and salt and further expanded our Midwest region bulk terminal operations. The acquisition of the repair shop, located in Jefferson County, Texas, near Beaumont, consists of real and personal property, including parts inventory. The acquisition facilitated and expanded the earlier acquisition of our Texas Petcoke terminals from Trans-Global Solutions in April 2005. The operations of both acquisitions are included in our Terminals business segment.


     (14) Allied Terminal Assets

     Effective November 4, 2005, we acquired certain terminal assets from Allied

Terminals, Inc. for an aggregate consideration of approximately $13.3 million,

consisting of $12.1 million in cash and $1.2 million in assumed liabilities. The assets primarily consisted of storage tanks, loading docks, truck racks, land and other equipment and personal property located adjacent to our Shipyard River bulk terminal in Charleston, South Carolina. The acquisition complemented an ongoing capital expansion project at our Shipyard River terminal that together,

will add infrastructure in order to increase the terminal's ability to handle increasing supplies of imported coal. The acquired assets are counted as an external addition to our Shipyard River terminal and are included as part of our

Terminals business segment.

     (15) Entrega Gas Pipeline LLC

     Effective February 23, 2006, Rockies Express Pipeline LLC acquired Entrega

Gas Pipeline LLC from EnCana Corporation for $244.6 million in cash. West2East

Pipeline LLC is a limited liability company and is the sole owner of Rockies

Express Pipeline LLC. We contributed 66 2/3% of the consideration for this purchase, which corresponded to our percentage ownership of West2East Pipeline

LLC at that time. At the time of acquisition, Sempra Energy held the remaining

33 1/3% ownership interest and contributed this same proportional amount of the total consideration.

     On the acquisition date, Entrega Gas Pipeline LLC owned the Entrega

Pipeline, an interstate natural gas pipeline that will, when fully constructed,

consist of two segments: (i) a 136-mile, 36-inch diameter pipeline that extends from the Meeker Hub in Rio Blanco County, Colorado to the Wamsutter Hub in

Sweetwater County, Wyoming and (ii) a 191-mile, 42-inch diameter pipeline that extends from the Wamsutter Hub to the Cheyenne Hub in Weld County, Colorado,

where it will ultimately connect with the Rockies Express Pipeline, an interstate natural gas pipeline that is currently being developed by Rockies

Express Pipeline LLC. The acquired operations are included as part of our

Natural Gas Pipelines business segment.

     In the first quarter of 2006, EnCana Corporation completed construction of the pipeline segment that extends from the Meeker Hub to the Wamsutter Hub, and interim service began on that portion of the pipeline on February 24, 2006.

Under the terms of the purchase and sale agreement, Rockies Express Pipeline LLC will construct the segment that extends from the Wamsutter Hub to the Cheyenne

Hub. Construction on this pipeline segment began in the second quarter of 2006,

and both pipeline segments were placed into service on February 14, 2007.

     In April 2006, Rockies Express Pipeline LLC merged with and into Entrega

Gas Pipeline LLC, and the surviving entity was renamed Rockies Express Pipeline

LLC. Going forward, the entire pipeline system (including the lines currently being developed) will be known as the Rockies Express Pipeline. The combined

1,663-mile pipeline system will be one of the largest natural gas pipelines ever constructed in North America. The approximately $4.4 billion project will have the capability to transport 1.8 billion cubic feet per day of natural gas, and binding firm commitments have been secured for virtually all of the pipeline capacity.

     On June 30, 2006, ConocoPhillips exercised its option to acquire a 25%

ownership interest in West2East Pipeline LLC (and its subsidiary Rockies Express

Pipeline LLC). On that date, a 24% ownership interest was transferred to

ConocoPhillips, and an additional 1% interest will be transferred once construction of the entire project is completed. Through our subsidiary Kinder

Morgan W2E Pipeline LLC, we will continue to operate the project but our ownership interest decreased to 51% of the equity in the project (down from 66

2/3%). Sempra's ownership interest in West2East Pipeline LLC decreased to 25%

(down from 33 1/3%). When construction of the entire project is completed, our ownership interest will be reduced to 50% at which time the capital accounts of

West2East Pipeline LLC will be trued up to reflect our 50% economics in the project. We do not anticipate any additional changes in the ownership structure of the Rockies Express Pipeline project.

     West2East Pipeline LLC qualifies as a variable interest entity as defined by Financial Accounting Standards Board Interpretation No. 46 (Revised December

2003) (FIN 46R), "Consolidation of Variable Interest Entities-An Interpretation

of ARB No. 51," due to the fact that the total equity at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by any parties, including equity holders.

Furthermore, following ConocoPhillips' acquisition of its ownership interest in

West2East Pipeline LLC


on June 30, 2006, we receive 50% of the economics of the Rockies Express project on an ongoing basis, and thus, effective June 30, 2006, we were no longer considered the primary beneficiary of this entity as defined by FIN 46R.

Accordingly, on that date, we made the change in accounting for our investment in West2East Pipeline LLC from full consolidation to the equity method following the decrease in our ownership percentage.

     Under the equity method, we record the costs of our investment within the

"Investments" line on our consolidated balance sheet and as changes in the net assets of West2East Pipeline LLC occur (for example, earnings and dividends), we recognize our proportional share of that change in the "Investment" account. We also record our proportional share of any accumulated other comprehensive income or loss within the "Accumulated other comprehensive loss" line on our consolidated balance sheet.

     Summary financial information as of December 31, 2006, for West2East

Pipeline LLC, which is accounted for under the equity method, is as follows (in thousands; amounts represent 100% of investee information):

                                                        December 31,

             Balance Sheet                                  2006

        ---------------------                         ----------------

        Current assets............................      $     3,456

        Non-current assets........................          847,000

        Current liabilities.......................           68,486

        Non-current liabilities...................          790,050

        Accumulated other comprehensive income....      $    (8,080)

     In addition, we have guaranteed our proportionate share of West2East

Pipeline LLC's debt borrowings under a $2 billion credit facility entered into by Rockies Express Pipeline LLC. For more information on our contingent debt,

see Note 7.

     (16) April 2006 Oil and Gas Properties

     On April 5, 2006, Kinder Morgan Production Company L.P. purchased various oil and gas properties from Journey Acquisition - I, L.P. and Journey 2000, L.P.

for an aggregate consideration of approximately $63.9 million, consisting of

$60.3 million in cash and $3.6 million in assumed liabilities. The acquisition was effective March 1, 2006. However, we divested certain acquired properties that are not considered candidates for carbon dioxide enhanced oil recovery,

thus reducing our total investment. We received proceeds of approximately $27.1 million from the sale of these properties.

     The properties are primarily located in the Permian Basin area of West

Texas and New Mexico, produce approximately 430 barrels of oil equivalent per day, and include some fields with potential for enhanced oil recovery development near our current carbon dioxide operations. The acquired operations are included as part of our CO2 business segment. Currently, we are performing technical evaluations to confirm the carbon dioxide enhanced oil recovery potential and generate definitive plans to develop this potential, if proven to be economic.

     (17) April 2006 Terminal Assets

     In April 2006, we acquired terminal assets and operations from A&L

Trucking, L.P. and U.S. Development Group in three separate transactions for an aggregate consideration of approximately $61.9 million, consisting of $61.6 million in cash and $0.3 million in assumed liabilities.

     The first transaction included the acquisition of equipment and infrastructure on the Houston Ship Channel that loads and stores steel products.

The acquired assets complement our nearby bulk terminal facility purchased from

General Stevedores, L.P. in July 2005. The second acquisition included the purchase of a rail terminal at the Port of Houston that handles both bulk and liquids products. The rail terminal complements our existing Texas petroleum coke terminal operations and maximizes the value of our existing deepwater terminal by providing customers with both rail and vessel transportation options for bulk products. Thirdly, we acquired the entire membership interest of Lomita

Rail Terminal LLC, a limited liability company that owns a high-volume rail ethanol terminal in Carson, California. The terminal serves approximately 80% of the Southern California demand for reformulated fuel blend ethanol with expandable offloading/distribution capacity, and the acquisition expanded our existing rail transloading operations. All of the acquired assets are included in our Terminals business segment. The $17.8 million of


goodwill was assigned to our Terminals business segment and the entire amount is expected to be deductible for tax purposes.

     (18) Transload Services, LLC

     Effective November 20, 2006, we acquired all of the membership interests of

Transload Services, LLC from Lanigan Holdings, LLC for an aggregate consideration of approximately $16.8 million, consisting of $15.4 million in cash, an obligation to pay $0.9 million currently held as security for the collection of certain accounts receivable and for the perfection of certain real property title rights, and $0.5 million of assumed liabilities. Transload

Services, LLC is a leading provider of innovative, high quality material handling and steel processing services, operating 14 steel-related terminal facilities located in the Chicago metropolitan area and various cities in the

United States. Its operations include transloading services, steel fabricating and processing, warehousing and distribution, and project staging. Specializing in steel processing and handling, Transload Services can inventory product,

schedule shipments and provide customers cost-effective modes of transportation.

The combined operations include over 92 acres of outside storage and 445,000 square feet of covered storage that offers customers environmentally controlled warehouses with indoor rail and truck loading facilities for handling temperature and humidity sensitive products. The acquired assets are included in our Terminals business segment, and the acquisition further expanded and diversified our existing terminals' materials services (rail transloading)

operations.

     The $8.6 million of goodwill was assigned to our Terminals business segment, and the entire amount is expected to be deductible for tax purposes. We believe this acquisition resulted in the recognition of goodwill primarily due to the fact that it establishes a business presence in several key markets,

taking advantage of the non-residential and highway construction demand for steel that contributed to the fair value of acquired identifiable net assets and liabilities exceeding our acquisition price--in the aggregate, these factors represented goodwill. Our allocation of the purchase price to assets acquired and liabilities assumed is preliminary, pending final determination of working capital balances at the time of acquisition. We expect these final working capital adjustments to be made in the first quarter of 2007.

     (19) Devco USA L.L.C.

     Effective December 1, 2006, we acquired all of the membership interests in

Devco USA L.L.C., an Oklahoma limited liability company, for an aggregate consideration of approximately $7.3 million, consisting of $4.8 million in cash,

$1.6 million in common units, and $0.9 million of assumed liabilities. The primary asset acquired was a technology based identifiable intangible asset, a proprietary process that transforms molten sulfur into premium solid formed pellets that are environmentally friendly, easy to handle and store, and safe to transport. The process was developed internally by Devco's engineers and employees. Devco, a Tulsa, Oklahoma based company, has more than 20 years of sulfur handling expertise and we believe the acquisition and subsequent application of this acquired technology complements our existing dry-bulk terminal operations. We allocated $6.5 million of our total purchase price to the value of this intangible asset, and we have included the acquisition as part of our Terminals business segment.

     (20) Roanoke, Virginia Products Terminal

     Effective December 15, 2006, we acquired a refined petroleum products terminal located in Roanoke, Virginia from Motiva Enterprises, LLC for approximately $6.4 million in cash. The terminal has storage capacity of approximately 180,000 barrels per day for refined petroleum products like gasoline and diesel fuel. The terminal is served exclusively by the Plantation

Pipeline and Motiva has entered into a long-term contract to use the terminal.

The acquisition complemented the other refined products terminals we own in the southeast region of the United States, and the acquired terminal is included as part our Products Pipelines business segment.

     Pro Forma Information

     The following summarized unaudited pro forma consolidated income statement information for the years ended December 31, 2006 and 2005, assumes that all of the acquisitions we have made and joint ventures we have entered into since

January 1, 2005, including the ones listed above, had occurred as of January 1,

2005. We have prepared these unaudited pro forma financial results for comparative purposes only. These unaudited pro forma financial


results may not be indicative of the results that would have occurred if we had completed these acquisitions and joint ventures as of January 1, 2005 or the results that will be attained in the future. Amounts presented below are in thousands, except for the per unit amounts:




                                                                    Pro Forma Year Ended

                                                                        December 31,

                                                                ----------------------------

                                                                    2006            2005

                                                                ------------    ------------

                                                                         (Unaudited)


        Revenues.............................................   $  8,979,852    $  9,882,437

        Operating Income.....................................      1,262,480       1,040,753

        Net Income...........................................   $    974,501    $    823,029

        Basic Limited Partners' Net Income per unit..........   $       2.05    $       1.63

        Diluted Limited Partners' Net Income per unit........   $       2.05    $       1.62



     Acquisitions Subsequent to December 31, 2006

     On January 15, 2007, we announced that we had entered into an agreement with affiliates of BP to increase our ownership interest in the Cochin pipeline system to 100%. We purchased our original undivided 32.5% ownership interest in the Cochin pipeline system in November 2000, and currently, we own a 49.8%

ownership interest. BP Canada Energy Company owns the remaining 50.2% ownership interest and is the operator of the pipeline. The agreement is subject to due diligence, regulatory clearance and other standard closing conditions. The transaction is expected to close in the first quarter of 2007, and upon closing,

we will become the operator of the pipeline.

     Divestitures

     Effective April 1, 2006, we sold our Douglas natural gas gathering system and our Painter Unit fractionation facility to Momentum Energy Group, LLC for approximately $42.5 million in cash. Our investment in net assets, including all transaction related accruals, was approximately $24.5 million, most of which represented property, plant and equipment, and we recognized approximately $18.0 million of gain on the sale of these net assets. We used the proceeds from these asset sales to reduce the outstanding balance on our commercial paper borrowings.

     The Douglas gathering system is comprised of approximately 1,500 miles of

4-inch to 16-inch diameter pipe that gathers approximately 26 million cubic feet per day of natural gas from approximately 650 active receipt points. Gathered volumes are processed at our Douglas plant (which we retained), located in

Douglas, Wyoming. As part of the transaction, we executed a long-term processing agreement with Momentum Energy Group, LLC which dedicates volumes from the

Douglas gathering system to our Douglas processing plant. The Painter Unit,

located near Evanston, Wyoming, consists of a natural gas processing plant and fractionator, a nitrogen rejection unit, a natural gas liquids terminal, and interconnecting pipelines with truck and rail loading facilities. Prior to the sale, we leased the plant to BP, which operates the fractionator and the associated Millis terminal and storage facilities for its own account.

     Additionally, with regard to the natural gas operating activities of our

Douglas gathering system, we utilized certain derivative financial contracts to offset our exposure to fluctuating expected future cash flows caused by periodic changes in the price of natural gas and natural gas liquids. According to the provisions of current accounting principles, changes in the fair value of derivative contracts that are designated and effective as cash flow hedges of forecasted transactions are reported in other comprehensive income (not net income) and recognized directly in equity (included within accumulated other comprehensive income/(loss)). Amounts deferred in this way are reclassified to net income in the same period in which the forecast transactions are recognized in net income. However, if a hedged transaction is no longer expected to occur by the end of the originally specified time period, because, for example, the asset generating the hedged transaction is disposed of prior to the occurrence of the transaction, then the net cumulative gain or loss recognized in equity should be transferred to net income in the current period.

     Accordingly, upon the sale of our Douglas gathering system, we reclassified a net loss of $2.9 million from "Accumulated other comprehensive loss" into net income on those derivative contracts that effectively hedged uncertain future cash flows associated with forecasted Douglas gathering transactions. We included the net amount of the gain, $15.1 million, within the caption "Other expense (income)" in our accompanying consolidated statement


of income for the year ended December 31, 2006. For more information on our accounting for derivative contracts, see Note 14.

4.  Asset Retirement Obligations

     We account for our legal obligations associated with the retirement of long-lived assets pursuant to Statement of Financial Accounting Standards No.

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

     In our CO2 business segment, we are required to plug and abandon oil and gas wells that have been removed from service and to remove our surface wellhead equipment and compressors. As of December 31, 2006 and 2005, we have recognized asset retirement obligations relating to these requirements at existing sites within our CO2 segment in the aggregate amounts of $47.2 million and $41.5 million, respectively.

     In our Natural Gas Pipelines business segment, if we were to cease providing utility services, we would be required to remove surface facilities from land belonging to our customers and others. Our Texas intrastate natural gas pipeline group has various condensate drip tanks and separators located throughout its natural gas pipeline systems, as well as one inactive gas processing plant, various laterals and gathering systems which are no longer integral to the overall mainline transmission systems, and asbestos-coated underground pipe which is being abandoned and retired. Our Kinder Morgan

Interstate Gas Transmission system has compressor stations which are no longer active and other miscellaneous facilities, all of which have been officially abandoned. We believe we can reasonably estimate both the time and costs associated with the retirement of these facilities. As of December 31, 2006 and

2005, we have recognized asset retirement obligations relating to the businesses within our Natural Gas Pipelines segment in the aggregate amounts of $3.1 million and $1.7 million, respectively.

     We have included $1.4 million and $0.8 million, respectively, of our total asset retirement obligations as of December 31, 2006 and December 31, 2005 within "Accrued other current liabilities" in our accompanying consolidated balance sheets. The remaining $48.9 million obligation as of December 31, 2006 and $42.4 million obligation as of December 31, 2005 are reported separately as non-current liabilities in our accompanying consolidated balance sheets. No assets are legally restricted for purposes of settling our asset retirement obligations. A reconciliation of the beginning and ending aggregate carrying amount of our asset retirement obligations for each of the years ended December

31, 2006 and 2005 is as follows (in thousands):




                                                             Year Ended December 31,

                                                         ------------------------------

                                                            2006                2005

                                                         ---------           ----------


        Balance at beginning of period...............    $  43,227           $   38,274

          Liabilities incurred.......................        6,763                5,926

          Liabilities settled........................       (2,233)              (1,778)

          Accretion expense..........................        2,518                1,327

          Revisions in estimated cash flows..........           --                 (522)

                                                         ---------           ----------

        Balance at end of period.....................    $  50,275           $   43,227

                                                         =========           ==========



5.  Income Taxes

     Components of the income tax provision applicable to continuing operations for federal, foreign and state taxes are as follows (in thousands):





                                                            Year Ended December 31,

                                                     ------------------------------------

                                                       2006          2005          2004

                                                     --------      --------      --------

        Taxes currently payable:


          Federal.................................   $ 12,822      $  9,604      $  7,515

          State...................................      2,339         2,112         1,497

          Foreign.................................        458           322            70

                                                     --------      --------      --------

          Total...................................     15,619        12,038         9,082

        Taxes deferred:

          Federa..................................      1,568         8,159         5,694

          State...................................        260           769           883

          Foreign.................................      1,601         3,495         4,067

                                                     --------      --------      --------

          Total...................................      3,429        12,423        10,644

                                                     --------      --------      --------

        Total tax provision.......................   $ 19,048      $ 24,461      $ 19,726

                                                     ========      ========      ========

        Effective tax rate........................        1.9%          2.9%          2.3%



     The difference between the statutory federal income tax rate and our effective income tax rate is summarized as follows:




                                                                           Year Ended December 31,

                                                                       -----------------------------

                                                                         2006       2005       2004

                                                                       -------    -------    -------


  Federal income tax rate.............................................    35.0%      35.0%      35.0%

  Increase (decrease) as a result of:

   Partnership earnings not subject to tax............................   (35.0)%    (35.0)%    (35.0)%

   Corporate subsidiary earnings subject to tax.......................     1.0%       1.1%       0.5%

   Income tax expense attributable to corporate equity earnings.......     0.5%       1.1%       1.2%

   Income tax expense attributable to foreign corporate earnings......     0.2%       0.5%       0.5%

   State taxes........................................................     0.2%       0.2%       0.1%

                                                                       -------    -------    -------

  Effective tax rate..................................................     1.9%       2.9%       2.3%

                                                                       =======    =======    =======



     Our deferred tax assets and liabilities as of December 31, 2006 and 2005 result from the following (in thousands):




                                                                            December 31,

                                                                       ----------------------

                                                                         2006          2005

                                                                       --------      --------

        Deferred tax assets:


          Book accruals.............................................   $  1,431      $  1,112

          Net Operating Loss/Alternative minimum tax credits........      2,982         1,548

          Other.....................................................      1,310         1,445

                                                                       --------      --------

        Total deferred tax assets...................................      5,723         4,105

        Deferred tax liabilities:

          Property, plant and equipment.............................     69,964        63,562

          Other.....................................................     11,300        10,886

                                                                       --------      --------

        Total deferred tax liabilities..............................     81,264        74,448

                                                                       --------      --------

        Net deferred tax liabilities................................   $ 75,541      $ 70,343

                                                                       ========      ========



     We had available, at December 31, 2006, approximately $0.112 million of foreign minimum tax credit carryforwards, which are available through 2015, and

$2.9 million of foreign and state net operating loss carryforwards, which will expire between the years 2008 and 2025. We believe it is more likely than not that the net operating loss carryforwards will be utilized prior to their expiration; therefore, no valuation allowance is necessary.

6.  Property, Plant and Equipment

     Classes and Depreciation

     As of December 31, 2006 and 2005, our property, plant and equipment consisted of the following (in thousands):





                                                                                                    December 31,

                                                                                           ----------------------------

                                                                                               2006             2005

                                                                                           -----------      -----------


  Natural gas, liquids and carbon dioxide pipelines.....................................   $ 4,309,501      $ 4,005,612

  Natural gas, liquids, carbon dioxide pipeline, and terminals station equipment........     4,508,757        4,146,328

  Coal and bulk tonnage transfer, storage and services..................................         5,946          131,265

  Natural gas, liquids (including linefill), and transmix processing....................       172,720          187,061

  Other.................................................................................       844,897          625,615

  Accumulated depreciation and depletion................................................    (1,604,614)      (1,242,304)

                                                                                           -----------      -----------

                                                                                             8,237,207        7,853,577

  Land and land right-of-way............................................................       487,123          440,497

  Construction work in process..........................................................       721,141          570,510

                                                                                           -----------      -----------

  Property, Plant and Equipment, net....................................................   $ 9,445,471      $ 8,864,584

                                                                                           ===========      ===========



     Depreciation and depletion expense charged against property, plant and equipment consists of the following (in thousands):




                                                           2006         2005         2004

                                                         --------     --------     --------


                Depreciation and depletion expense..     $397,525     $339,580     $285,351



     Casualty Gain

     On August 29, 2005, Hurricane Katrina made landfall in the United States'

Gulf Coast causing widespread damage to residential and commercial real and personal property. In addition, on September 23, 2005, Hurricane Rita struck the

Texas-Louisiana Gulf Coast causing additional damage to insured interests. The primary assets we operate that were impacted by these storms included several bulk and liquids terminal facilities located in the states of Louisiana and

Mississippi, and certain of our Gulf Coast liquids terminals facilities, which are located along the Houston Ship Channel. Specifically, with regard to physical property damage, our International Marine Terminals facility suffered extensive property damage and a general loss of business due to the effects of

Hurricane Katrina. IMT is a Louisiana partnership owned 66 2/3% by us. It operates a multi-purpose bulk commodity transfer terminal facility located in

Port Sulphur, Louisiana.

     All of our terminal facilities affected by these storms are currently open,

and all of the facilities are covered by property casualty insurance. Some of the facilities are also covered by business interruption insurance. To account for our property casualty damage, we recognized repair expense related to hurricane damage as incurred. We also transferred off our books the net book value of the assets that were damaged or destroyed, and we offset the book value of all damaged and destroyed assets with indemnity proceeds received (and receivable in the future) according to the provisions of the insurance policies in force. We also incurred capital expenditures related to the repair and replacement of damaged assets.

     When an insured asset is damaged or destroyed, the relevant accounts must be adjusted to the date of the casualty, and settlement with the insurance companies must be completed. The maximum amount recoverable from property damage is the fair market value of the property at the date of loss (the replacement value), or the amount stipulated in the insurance contract. Although net book values are irrelevant in determining indemnifications from insurers, under current accounting provisions, asset book values are used for accounting purposes to measure the gain or loss resulting from casualty settlements. Also,

because indemnifications under insurance policies are based upon fair market values, indemnifications often exceed the book value of the assets destroyed or damaged, and any excess of insurance indemnifications over the book value of damaged assets represents a book casualty gain.

     In the fourth quarter of 2006, we reached settlements with our insurance carriers on all of our property damage claims related to the 2005 hurricane season, including IMT's claims. As a result of these settlements, we recognized a property casualty gain of $15.2 million, excluding all hurricane repair and clean-up expenses. This casualty gain represented the excess of indemnity proceeds received or recoverable over the book value of damaged or destroyed assets. We also collected, in 2006, property insurance indemnities of $13.1 million, and we disclosed these cash receipts separately as "Property casualty indemnifications" within investing activities on our accompanying consolidated statement of cash flows. In addition, as of December 31, 2006, we signed proofs of loss totaling $8.0 million for expected future property damage proceeds, and we received these indemnity proceeds in January 2007. With the settlement of these claims, we released all remaining estimated property insurance receivables and estimated property insurance-related damage claim amounts, as these hurricane property damage claims are now


closed; however, we will recognize additional casualty gains of approximately

$2.0 million in the first quarter of 2007 (before minority interest allocations), based upon our final determination of the book value of the fixed assets destroyed or damaged, and upon expected future indemnities pursuant to flood insurance coverage.

     In addition to this casualty gain, 2006 income and expense items related to hurricane activity included the following: (i) a $2.8 million increase in operating and maintenance expenses from hurricane repair and clean-up activities, (ii) a $1.1 million increase in income tax expense associated with overall hurricane income and expense items, (iii) a $0.4 million decrease in general and administrative expenses from the allocation of overhead expenses to hurricane related capital projects, and (iv) a $3.1 million increase in minority interest expense related to the allocation of IMT's earnings from hurricane income and expense items to minority interest. Combined, the hurricane income and expense items, including the casualty gain, resulted in a total increase in net income of $8.6 million in 2006. For the year 2006, we spent $1,058.3 million in total capital expenditures for our continuing operations, which included approximately $12.2 million for hurricane repair and replacement costs

(including accruals, sustaining capital expenditures for hurricane repair and replacement costs totaled $14.2 million).

7.  Investments

     Our significant equity investments as of December 31, 2006 consisted of:

     o    Plantation Pipe Line Company (51%);

     o    West2East Pipeline LLC (51%);

     o    Red Cedar Gathering Company (49%);

     o    Thunder Creek Gas Services, LLC (25%);

     o    Cortez Pipeline Company (50%); and

     o    Heartland Pipeline Company (50%).

     We operate and own an approximate 51% ownership interest in Plantation Pipe

Line Company, and an affiliate of ExxonMobil owns the remaining approximate 49%

interest. Each investor has an equal number of directors on Plantation's board of directors, and board approval is required for certain corporate actions that are considered participating rights. Therefore, we do not control Plantation

Pipe Line Company, and we account for our investment under the equity method of accounting.

     Similarly, as of December 31, 2006, we operate and own a 51% ownership interest in West2East Pipeline LLC, a limited liability company that is the sole owner of Rockies Express Pipeline LLC. ConocoPhillips owns a 24% ownership interest in West2East Pipeline LLC and Sempra Energy holds the remaining 25%

interest. As discussed in Note 2, when construction of the entire Rockies

Express Pipeline project is completed, our ownership interest will be reduced to

50% at which time the capital accounts of West2East Pipeline LLC will be trued up to reflect our 50% economics in the project. According to the provisions of current accounting standards, due to the fact that we will receive 50% of the economics of the Rockies Express project on an ongoing basis, we are not considered the primary beneficiary of West2East Pipeline LLC and thus, effective

June 30, 2006, we deconsolidated this entity and began accounting for our investment under the equity method of accounting. As of December 31, 2006, we had no material investment in the net assets of West2East Pipeline LLC due to the fact that the amount of its assets, primarily property, plant and equipment,

was largely offset by the amount of its liabilities, primarily debt.

     In addition, prior to the contribution of our ownership interest in Coyote

Gas Treating, LLC to Red Cedar Gathering on September 1, 2006, discussed in Note

12, we were the managing partner and owned a 50% equity interest in Coyote Gas

Treating, LLC.

     Our total investments consisted of the following (in thousands):





                                                                              December 31,

                                                                        -----------------------

                                                                          2006           2005

                                                                        --------       --------


        Plantation Pipe Line Company.................................   $199,555       $213,072

        Red Cedar Gathering Company..................................    160,647        139,852

        Thunder Creek Gas Services, LLC..............................     37,229         37,254

        Cortez Pipeline Company......................................     16,168         17,938

        Heartland Pipeline Company...................................      5,733          5,205

        All Others...................................................      6,268          5,992

                                                                        --------       --------

        Total Equity Investments.....................................   $425,600       $419,313

                                                                        ========       ========



     Our earnings from equity investments were as follows (in thousands):




                                                           Year Ended December 31,

                                                         2006        2005        2004

                                                      ----------  ----------  ----------


                Red Cedar Gathering Company.........   $ 36,310    $ 32,000    $ 14,679

                Cortez Pipeline Company.............     19,173      26,319      34,179

                Plantation Pipe Line Company........     12,775      24,926      25,879

                Thunder Creek Gas Services, LLC.....      2,461       2,741       2,828

                Heartland Pipeline Company..........      2,177       2,122       1,369

                Coyote Gas Treating, LLC............      1,676       2,071       2,453

                All Others..........................      1,598       1,481       1,803

                                                       --------    --------    --------

                Total...............................   $ 76,170    $ 91,660    $ 83,190

                                                       ========    ========    ========

                Amortization of excess costs........   $ (5,664)   $ (5,644)   $ (5,575)

                                                       ========    ========    ========



     Summarized combined unaudited financial information for our significant equity investments (listed above) is reported below (in thousands; amounts represent 100% of investee financial information):




                                                                               Year Ended December 31,

                                                                        -------------------------------------

                Income Statement                                           2006          2005         2004

        -------------------------------                                 ----------    ----------    ---------


        Revenues.....................................................   $ 449,669     $ 448,382     $ 418,186

        Costs and expenses...........................................     303,339       282,317       265,819

                                                                        ---------     ---------     ---------

        Earnings before extraordinary items and cumulative

          effect of a change in accounting principle.................     146,330       166,065       152,367

                                                                        =========     =========     =========

        Net income...................................................   $ 146,330     $ 166,065      $152,367

                                                                        =========     =========     =========



                                                              December 31,

                                                       ------------------------

                     Balance Sheet                        2006           2005

                ---------------------                  ----------     ---------

                Current assets......................   $   99,523     $ 107,975

                Non-current assets..................    1,514,214       680,330

                Current liabilities.................      213,610       182,549

                Non-current liabilities.............    1,127,240       345,227

                Partners'/owners' equity............   $  272,887     $ 260,529

     Equity Investee Natural Gas Pipeline Expansion Filings

     Rockies Express Pipeline-Currently Certificated Facilities

     On August 9, 2005, the FERC approved the application of Rockies Express

Pipeline LLC, formerly known as Entrega Gas Pipeline LLC, to construct 327 miles of pipeline facilities in two phases. For phase I (consisting of two segments),

Rockies Express was granted authorization to construct and operate approximately

136 miles of pipeline extending northward from Rio Blanco County, Colorado to the Wamsutter Hub in Sweetwater County, Wyoming (segment 1), and then construct approximately 191 miles of pipeline eastward to the Cheyenne Hub in Weld County,

Colorado (segment 2). Construction of segment 1 has been completed and went into interim service on February 24, 2006. Construction of segment 2 commenced in mid-summer 2006, and went into service on February 14, 2007. For Phase II, which will follow the construction of Segment 2, Rockies Express was authorized to construct three compressor stations referred to as the Meeker, Big Hole and

Wamsutter compressor stations.


     Rockies Express Pipeline-West Project

     On May 31, 2006, in FERC Docket No. CP06-354-000, Rockies Express Pipeline

LLC filed an application for authorization to construct and operate certain facilities comprising its proposed "Rockies Express-West Project." This project is the first planned segment extension of the Rockies Express' currently certificated facilities, which includes (i) a 136-mile pipeline segment currently in operation from the Meeker Hub in Colorado to the Wamsutter Hub in

Wyoming, and (ii) a 191-mile segment that went into service in February 2007 from Wamsutter to the Cheyenne Hub located in Weld County, Colorado. The Rockies

Express-West Project will be comprised of approximately 713 miles of 42-inch diameter pipeline extending from the Cheyenne Hub to an interconnection with

Panhandle Eastern Pipe Line located in Audrain County, Missouri. The segment extension proposes to transport approximately 1.5 billion cubic feet per day of natural gas across the following five states: Wyoming, Colorado, Nebraska,

Kansas and Missouri. The project will also include certain improvements to existing Rockies Express facilities located to the west of the Cheyenne Hub.

     On September 21, 2006, the FERC issued a favorable preliminary determination on all non-environmental issues of the project, approving Rockies

Express' application (i) to construct and operate the 713 miles of new natural gas transmission facilities from the Cheyenne Hub and (ii) to lease capacity from Questar Overthrust Pipeline Company, which will extend the Rockies Express system 140 miles west from Wamsutter to the Opal Hub in Wyoming. We expect the

FERC will complete its environmental review and issue its certificate by the end of March 2007, and the project is expected to begin service in January 2008.

     Rockies Express Pipeline-East Project

     On June 13, 2006, the FERC agreed with Rockies Express' participation in the pre-filing process for development of the "Rockies Express-East Project."

The Rockies Express-East Project will comprise approximately 635 miles of

42-inch diameter pipeline commencing from the terminus of the Rockies

Express-West pipeline to a terminus near the town of Clarington in Monroe

County, Ohio. The segment proposes to transport approximately 1.8 billion cubic feet per day of natural gas. On August 13, 2006, the FERC issued its notice of intent to prepare an environmental impact statement for the proposed project and hosted nine scoping meetings from September 11 through September 15, 2006 in various locations along the route. During this pre-filing process, Rockies

Express has encountered opposition from certain landowners in the states of

Indiana and Ohio. Rockies Express is actively participating in community outreach meetings with landowners and agencies located in these states to resolve any differences they may have with the project. Rockies Express is confident that a mutual agreement and/or understanding will be reached with these parties, and that the project is on track for a certificate application to be filed in April 2007. The application will request that a FERC order be issued by February 1, 2008 in order to meet both a December 31, 2008 project in-service date for the proposed pipeline and partial compression and a June 30, 2009 in-service date for the remaining compression.

8.  Intangibles

     Our intangible assets include goodwill, lease value, contracts, customer relationships and agreements.

     Goodwill and Excess Investment Cost

     As an investor, the price we pay to acquire an ownership interest in an investee will most likely differ from the underlying interest in book value,

with book value representing the investee's net assets per its financial statements. This differential relates to both discrepancies between the investee's recognized net assets at book value and at current fair values and to any premium we pay to acquire the investment. Under ABP No. 18, any such premium paid by an investor, which is analogous to goodwill, must be identified.

     For our investments in affiliated entities that are included in our consolidation, the excess cost over underlying fair value of net assets is referred to as goodwill and reported separately as "Goodwill" in our accompanying consolidated balance sheets. Following is information related to our goodwill as of December 31, 2006 and 2005 (in thousands):


                                         December 30,    December 31,

                                         ------------    ------------

                                             2006            2005

                                          ----------      ----------

        Goodwill

          Gross carrying amount........   $ 843,112       $ 813,101

          Accumulated amortization.....     (14,142)        (14,142)

                                          ----------      ----------

          Net carrying amount..........     828,970         798,959

                                          ==========      ==========

     Goodwill is not subject to amortization but must be tested for impairment at least annually. This test requires goodwill to be assigned to an appropriate reporting unit and to determine if the implied fair value of the reporting unit's goodwill is less than its carrying amount. Changes in the carrying amount of our goodwill for each of the two years ended December 31, 2005 and 2006 are summarized as follows (in thousands):




                                                Products     Natural Gas

                                                Pipelines     Pipelines        CO2        Terminals       Total

                                                ---------    -----------    ---------     ---------     ---------


Balance as of December 31, 2004.............    $ 263,182    $  250,318     $  46,101     $ 173,237     $ 732,838

  Acquisitions and purchase price adjs......            -        38,117             -        28,004        66,121

  Disposals.................................            -             -             -             -             -

  Impairments...............................            -             -             -             -             -

                                                ---------    ----------     ---------     ---------     ---------

Balance as of December 31, 2005.............    $ 263,182    $  288,435     $  46,101     $ 201,241     $ 798,959

  Acquisitions and purchase price adjs......            -             -             -        30,011        30,011

  Disposals.................................            -             -             -             -             -

  Impairments...............................            -             -             -             -             -

Balance as of December 31, 2006.............    $ 263,182    $  288,435     $  46,101     $ 231,252     $ 828,970

                                                =========    ==========     =========     =========     =========



     For our investments in entities that are not fully consolidated but instead are included in our financial statements under the equity method of accounting,

the premium we pay that represents excess cost over underlying fair value of net assets is referred to as equity method goodwill, and under SFAS No. 142, this excess cost is not subject to amortization but rather to impairment testing pursuant to APB No. 18. The impairment test under APB No. 18 considers whether the fair value of the equity investment as a whole, not the underlying net assets, has declined and whether that decline is other than temporary.

Therefore, in addition to our annual impairment test of goodwill, we periodically reevaluate the amount at which we carry the excess of cost over fair value of net assets accounted for under the equity method, as well as the amortization period for such assets, to determine whether current events or circumstances warrant adjustments to our carrying value and/or revised estimates of useful lives in accordance with APB Opinion No. 18. As of both December 31,

2006 and 2005, we have reported $138.2 million in equity method goodwill within the caption "Investments" in our accompanying consolidated balance sheets.

     We also periodically reevaluate the difference between the fair value of net assets accounted for under the equity method and our proportionate share of the underlying book value (that is, the investee's net assets per its financial statements) of the investee at date of acquisition. In almost all instances,

this differential, relating to the discrepancy between our share of the investee's recognized net assets at book values and at current fair values,

represents our share of undervalued depreciable assets, and since those assets

(other than land) are subject to depreciation, we amortize this portion of our investment cost against our share of investee earnings. We reevaluate this differential, as well as the amortization period for such undervalued depreciable assets, to determine whether current events or circumstances warrant adjustments to our carrying value and/or revised estimates of useful lives in accordance with APB Opinion No. 18. The caption "Investments" in our accompanying consolidated balance sheets includes excess fair value of net assets over book value costs of $177.1 million as of December 31, 2006 and

$181.7 million as of December 31, 2005.

     Other Intangibles

     Excluding goodwill, our other intangible assets include lease value,

contracts, customer relationships, technology-based assets and agreements. These intangible assets have definite lives, are being amortized on a straight-line basis over their estimated useful lives, and are reported separately as "Other intangibles, net" in our accompanying consolidated balance sheets. Following is information related to our intangible assets subject to amortization (in thousands):


                                                     December 31,

                                               ------------------------

                                                  2006          2005

                                               ----------    ----------

        Lease value

          Gross carrying amount.............   $   6,592     $   6,592

          Accumulated amortization..........      (1,309)       (1,168)

                                               ---------     ---------

          Net carrying amount...............       5,283         5,424

                                               ---------     ---------

        Contracts and other

          Gross carrying amount.............     231,097       221,250

          Accumulated amortization..........     (23,172)       (9,654)

                                               ---------     ---------

          Net carrying amount...............     207,925       211,596

                                               ---------     ---------

        Total Other intangibles, net........   $ 213,208     $ 217,020

                                               =========     =========

     Amortization expense on our intangibles consisted of the following (in thousands):

                                                  Year Ended December 31,

                                             -------------------------------

                                               2006        2005       2004

                                             --------    --------   --------

        Lease value......................    $    141    $   140    $    140

        Contracts and other..............      13,518      8,599         752

                                             --------    -------    --------

        Total amortization...............    $ 13,659    $ 8,739    $    892

                                             ========    =======    ========

     As of December 31, 2006, our weighted average amortization period for our intangible assets was approximately 18.76 years. Our estimated amortization expense for these assets for each of the next five fiscal years is approximately

$13.6 million, $13.6 million, $12.4 million, $12.2 million and $12.1 million,

respectively.

9.  Debt

     Short-Term Debt

     Our outstanding short-term debt as of December 31, 2006 was $1,359.1 million. The balance consisted of:

     o    $1,098.2 million of commercial paper borrowings;

     o    $250.0 million in principal amount of 5.35% senior notes due August

          15, 2007;

     o    a $5.9 million portion of 5.23% senior notes (our subsidiary, Kinder

          Morgan Texas Pipeline, L.P., is the obligor on the notes); and

     o    a $5.0 million portion of 7.84% senior notes (our subsidiary, Central

          Florida Pipe Line LLC, is the obligor on the notes).

     Our outstanding short-term debt as of December 31, 2005 was $575.6 million,

which primarily consisted of $566.2 million in outstanding commercial paper borrowings; however, we intended and had the ability to refinance all of our short-term debt on a long-term basis under our unsecured long-term credit facility. Accordingly, this debt balance was classified as long-term debt in our accompanying consolidated balance sheet. As of December 31, 2006 we did not intend to refinance all of our short-term debt on a long-term basis under our unsecured long-term credit facility. The weighted average interest rate on all of our borrowings was approximately 6.1779% during 2006 and 5.3019% during 2005.

     Long-Term Debt

     Our outstanding long-term debt, excluding market value of interest rate swaps, as of December 31, 2006 and 2005 was $4,384.3 million and $5,220.9 million, respectively. The balances consisted of the following (in thousands):





                                                                                                           December 31,

                                                                                                   ---------------------------

                                                                                                       2006            2005

                                                                                                   ------------    ------------

Kinder Morgan Energy Partners, L.P. borrowings:


    5.35% senior notes due August 15,  2007.....................................................   $   250,000     $   250,000

    6.30% senior notes due February 1, 2009.....................................................       250,000         250,000

    7.50% senior notes due November 1, 2010.....................................................       250,000         250,000

    6.75% senior notes due March 15, 2011.......................................................       700,000         700,000

    7.125% senior notes due March 15, 2012......................................................       450,000         450,000

    5.00% senior notes due December 15, 2013....................................................       500,000         500,000

    5.125% senior notes due November 15, 2014...................................................       500,000         500,000

    7.400% senior notes due March 15, 2031......................................................       300,000         300,000

    7.75% senior notes due March 15, 2032.......................................................       300,000         300,000

    7.30% senior notes due August 15, 2033......................................................       500,000         500,000

    5.80% senior notes due March 15, 2035.......................................................       500,000         500,000

    Commercial paper borrowings.................................................................     1,098,192         566,200

Subsidiary borrowings:

    Central Florida Pipe Line LLC-7.840% senior notes due July 23, 2008.........................        10,000          15,000

    Arrow Terminals L.P.-IL Development Revenue Bonds due January 1, 2010.......................         5,325           5,325

    Kinder Morgan Texas Pipeline, L.P.-5.23% Senior Notes, due January 2, 2014..................        49,102          54,683

    Kinder Morgan Liquids Terminals LLC-N.J. Development Revenue Bonds due Jan. 15, 2018........        25,000          25,000

    Kinder Morgan Operating L.P. "B"-Jackson-Union Cos. IL Revenue Bonds due April 1, 2024......        23,700          23,700

    International Marine Terminals-Plaquemines, LA Revenue Bonds due March 15, 2025.............        40,000          40,000

    Other miscellaneous subsidiary debt.........................................................         1,349           1,447

Unamortized debt discount on senior notes.......................................................         (9,26)         (10,46)

Current portion of long-term debt...............................................................     (1,359,06)             --

                                                                                                   ------------    ------------

Total Long-term debt............................................................................   $ 4,384,332     $ 5,220,887

                                                                                                   ============    ============



     Credit Facilities

     On August 5, 2005, we increased our existing five-year unsecured bank credit facility from $1.25 billion to $1.6 billion, and we extended the maturity one year to August 18, 2010. The borrowing rates decreased slightly under the extended agreement, and there were minor changes to the financial covenants as compared to the covenants under our previous bank facility.

     On February 22, 2006, we entered into a second unsecured credit facility,

in the amount of $250 million, expiring on November 21, 2006. This facility contained borrowing rates and restrictive financial covenants that were similar to the borrowing rates and covenants under our $1.6 billion bank facility.

     Effective August 28, 2006, we terminated our $250 million unsecured nine-month bank credit facility and we increased our existing five-year bank credit facility from $1.6 billion to $1.85 billion. The five-year unsecured bank credit facility remains due August 18, 2010; however, the bank facility can now be amended to allow for borrowings up to $2.1 billion. There were no borrowings under our five-year credit facility as of December 31, 2006 or as of December

31, 2005.

     Similar to our previous bank credit facilities, our current five-year credit facility is with a syndicate of financial institutions and Wachovia Bank,

National Association is the administrative agent. The amount available for borrowing under our credit facility as of December 31, 2006 was reduced by:

     o    our outstanding commercial paper borrowings ($1,098.2 million as of

          December 31, 2006);

     o    a combined $243 million in three letters of credit that support our hedging of commodity price risks associated with the sale of natural gas, natural gas liquids and crude oil;

     o    a combined $48 million in two letters of credit that support tax-exempt bonds;


     o    a combined $39.7 million in two letters of credit that support the construction of our Kinder Morgan Louisiana Pipeline (a natural gas pipeline);

     o    a $37.5 million letter of credit that supports our indemnification obligations on the Series D note borrowings of Cortez Capital

          Corporation; and

     o    a combined $16.5 million in other letters of credit supporting other obligations of us and our subsidiaries.

     Our five-year credit facility permits us to obtain bids for fixed rate loans from members of the lending syndicate. Interest on our credit facility accrues at our option at a floating rate equal to either:

     o    the administrative agent's base rate (but not less than the Federal

          Funds Rate, plus 0.5%); or

     o    LIBOR, plus a margin, which varies depending upon the credit rating of our long-term senior unsecured debt.

     Our credit facility included the following restrictive covenants as of

December 31, 2006:

     o    total debt divided by earnings before interest, income taxes,

          depreciation and amortization for the preceding four quarters may not exceed:

          o    5.5, in the case of any such period ended on the last day of (i)

               a fiscal quarter in which we make any Specified Acquisition, or

               (ii) the first or second fiscal quarter next succeeding such a fiscal quarter; or

          o    5.0, in the case of any such period ended on the last day of any other fiscal quarter;

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

     Excluding the relatively non-restrictive specified negative covenants and events of defaults, our credit facility does not contain any provisions designed to protect against a situation where a party to an agreement is unable to find a basis to terminate that agreement while its counterparty's impending financial collapse is revealed and perhaps hastened through the default structure of some other agreement. The credit facility does not contain a material adverse change clause coupled with a lockbox provision; however, the facility does provide that the margin we will pay with respect to borrowings and the facility fee that we will pay on the total commitment will vary based


on our senior debt investment rating. None of our debt is subject to payment acceleration as a result of any change to our credit ratings.

     Interest Rate Swaps

     Information on our interest rate swaps is contained in Note 14.

     Commercial Paper Program

     On August 5, 2005, we increased our commercial paper program by $350 million to provide for the issuance of up to $1.6 billion. In April 2006, we increased our commercial paper program by $250 million to provide for the issuance of up to $1.85 billion. Our $1.85 billion unsecured five-year bank credit facility supports our commercial paper program, and borrowings under our commercial paper program reduce the borrowings allowed under our credit facility. As of December 31, 2006, we had $1,098.2 million of commercial paper outstanding with an average interest rate of 5.4164%. The borrowings under our commercial paper program were used principally to finance the acquisitions and capital expansions we made during 2006 and 2005.

     Senior Notes

     On March 15, 2005, we paid $200 million to retire the principal amount of our 8.0% senior notes that matured on that date. Also on March 15, 2005, we closed a public offering of $500 million in principal amount of 5.80% senior notes due March 15, 2035 at a price to the public of 99.746% per note. In the offering, we received proceeds, net of underwriting discounts and commissions,

of approximately $494.4 million. We used the proceeds remaining after the repayment of the 8.0% senior notes to reduce the outstanding balance on our commercial paper borrowings.

     As of December 31, 2006, the outstanding principal balance on the various series of our senior notes (excluding unamortized debt discount) was $4,490.7 million. For a listing of the various outstanding series of our senior notes,

see the table above included in "--Long-term Debt."

     On January 30, 2007, we completed a public offering of senior notes. We issued a total of $1.0 billion in principal amount of senior notes, consisting of $600 million of 6.00% notes due February 1, 2017, and $400 million of 6.50%

notes due February 1, 2037. We received proceeds from the issuance of the notes,

after underwriting discounts and commissions, of approximately $992.8 million,

and we used the proceeds to reduce the borrowings under our commercial paper program.

     Subsidiary Debt

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

1 and July 23 of each year. In both July 2006 and July 2005, we made an annual repayment of $5.0 million and as of December 31, 2006, Central Florida's outstanding balance under the senior notes was $10.0 million.

     Arrow Terminals L.P.

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


interest on these bonds is paid and computed quarterly at the Bond Market

Association Municipal Swap Index. The bonds are collateralized by a first mortgage on assets of Arrow's Chicago operations and a third mortgage on assets of Arrow's Pennsylvania operations. As of December 31, 2006, the interest rate was 4.089%. The bonds are also backed by a $5.4 million letter of credit issued by JP Morgan Chase that backs-up the $5.3 million principal amount of the bonds and $0.1 million of interest on the bonds for up to 45 days computed at 12% per annum on the principal amount thereof.

     Kinder Morgan Texas Pipeline, L.P. Debt

     Effective August 1, 2005, we acquired a natural gas storage facility in

Liberty County, Texas (see Note 3). As part of our purchase price, we assumed debt having a fair value of $56.5 million. We valued the debt equal to the present value of amounts to be paid determined using an approximate interest rate of 5.23%. The debt consisted of privately placed unsecured senior notes with a fixed annual stated interest rate as of August 1, 2005, of 8.85%. The assumed principal amount, along with interest, is due in monthly installments of approximately $0.7 million. The final payment is due January 2, 2014. Our subsidiary, Kinder Morgan Texas Pipeline, L.P., is the obligor on the notes, and as of December 31, 2006, KMTP's outstanding balance under the senior notes was

$49.1 million.

     Additionally, the unsecured senior notes may be prepaid at any time in amounts of at least $1.0 million at a price equal to the higher of par value or the present value of the remaining scheduled payments of principal and interest on the portion being prepaid. The notes also contain certain covenants similar to those contained in our current five-year, unsecured revolving credit facility. We do not believe that these covenants will materially affect distributions to our partners.

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

Periods and on the basis of a 360-day year consisting of twelve 30-day months during a Term Rate Period. As


of December 31, 2006, the interest rate was 3.87%. We have an outstanding letter of credit issued by Citibank in the amount of $25.3 million that backs-up the

$25.0 million principal amount of the bonds and $0.3 million of interest on the bonds for up to 42 days computed at 12% on a per annum basis on the principal thereof.

     Kinder Morgan Operating L.P. "B" Debt

     This $23.7 million principal amount of tax-exempt bonds due April 1, 2024 was issued by the Jackson-Union Counties Regional Port District. These bonds bear interest at a weekly floating market rate. As of December 31, 2006, the interest rate on these bonds was 3.90%. Also, as of December 31, 2006, we had an outstanding letter of credit issued by Wachovia in the amount of $24.1 million that backs-up the $23.7 million principal amount of the bonds and $0.4 million of interest on the bonds for up to 55 days computed at 12% per annum on the principal amount thereof.

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

(Louisiana) $40,000,000 Adjustable Rate Annual Tender Port Facilities Revenue

Refunding Bonds (International Marine Terminals Project) Series 1984A and 1984B.

As of December 31, 2006, the interest rate on these bonds was 3.50%.

     On March 15, 2005, these bonds were refunded and the maturity date was extended from March 15, 2006 to March 15, 2025. No other changes were made under the bond provisions. The bonds are backed by two letters of credit issued by KBC

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

     General Stevedores, L.P. Debt

     Effective July 31, 2005, we acquired all of the partnership interests in

General Stevedores, L.P. (see Note 3). As part of our purchase price, we assumed approximately $3.0 million in principal amount of outstanding debt, primarily consisting of commercial bank loans. In August 2005, we paid the $3.0 million outstanding debt balance, and following our repayment, General Stevedores, L.P.

had no outstanding debt.

     Maturities of Debt

     The scheduled maturities of our outstanding debt, excluding market value of interest rate swaps, as of December 31, 2006, are summarized as follows (in thousands):

                        2007..........   $1,359,069

                        2008..........       11,215

                        2009..........      256,377

                        2010..........      261,618

                        2011..........      706,410

                        Thereafter....    3,148,712

                                         ----------

                        Total.........   $5,743,401

                                         ==========

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


     Cortez Pipeline Company Debt

     Pursuant to a certain Throughput and Deficiency Agreement, the partners of

Cortez Pipeline Company (Kinder Morgan CO2 Company, L.P. - 50% partner; a subsidiary of ExxonMobil Corporation - 37% partner; and Cortez Vickers Pipeline

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

Agreement.

     As of December 31, 2006, the debt facilities of Cortez Capital Corporation consisted of:

     o    $75 million of Series D notes due May 15, 2013;

     o    a $125 million short-term commercial paper program; and

     o    a $125 million five-year committed revolving credit facility due

          December 22, 2009 (to support the above-mentioned $125 million commercial paper program).

     As of December 31, 2006, Cortez Capital Corporation had $73.9 million of commercial paper outstanding with an average interest rate of 5.3846%, the average interest rate on the Series D notes was 7.14%, and there were no borrowings under the credit facility.

     Due to our indirect ownership of Cortez Pipeline Company through Kinder

Morgan CO2 Company, L.P., we severally guarantee 50% of the debt of Cortez

Capital Corporation. Shell Oil Company shares our several guaranty obligations jointly and severally; however, we are obligated to indemnify Shell for liabilities it incurs in connection with such guaranty. With respect to Cortez's long-term revolving credit facility, Shell was released of its guaranty obligations on December 31, 2006; with respect to Cortez's Series D notes, in

December 2006, we entered into a letter of credit issued by JP Morgan Chase in the amount of $37.5 million to secure our indemnification obligations to Shell for 50% of the $75 million in principal amount of Series D notes outstanding as of December 31, 2006; and with respect to Cortez's short-term commercial paper borrowings, in January 2007, we entered into an additional letter of credit issued by JP Morgan Chase in the amount of $37.5 million to secure our indemnification obligations to Shell for 50% of the outstanding commercial paper borrowings as of December 31, 2006.

     Red Cedar Gathering Company Debt

     In October 1998, Red Cedar Gathering Company sold $55 million in aggregate principal amount of Senior Notes due October 31, 2010. The $55 million was sold in 10 different notes in varying amounts with identical terms.

     The Senior Notes are collateralized by a first priority lien on the ownership interests, including our 49% ownership interest, in Red Cedar

Gathering Company. The Senior Notes are also guaranteed by us and the other owner of Red Cedar Gathering Company jointly and severally. The principal is to be repaid in seven equal installments beginning on October 31, 2004 and ending on October 31, 2010. As of December 31, 2006, $31.4 million in principal amount of notes were outstanding.

     In the first quarter of 2007, Red Cedar plans to refinance the outstanding balance of its existing Senior Notes through a private placement of $100 million in principal amount of ten year fixed rate notes. Bids for the new notes were due February 15, 2007, and the placement is expected to close on March 15, 2007.

     Nassau County, Florida Ocean Highway and Port Authority Debt

     Nassau County, Florida Ocean Highway and Port Authority is a political subdivision of the State of Florida. During 1990, Ocean Highway and Port

Authority issued its Adjustable Demand Revenue Bonds in the aggregate


principal amount of $38.5 million for the purpose of constructing certain port improvements located in Fernandino Beach, Nassau County, Florida. The bond indenture is for 30 years and allows the bonds to remain outstanding until

December 1, 2020. A letter of credit was issued as security for the Adjustable

Demand Revenue Bonds and was guaranteed by the parent company of Nassau

Terminals LLC, the operator of the port facilities. In July 2002, we acquired

Nassau Terminals LLC and became guarantor under the letter of credit agreement.

In December 2002, we issued a $28 million letter of credit under our credit facilities and the former letter of credit guarantee was terminated. Principal payments on the bonds are made on the first of December each year and corresponding reductions are made to the letter of credit. As of December 31,

2006, this letter of credit had an outstanding balance under our credit facility of $23.9 million.

     Rockies Express Pipeline LLC Debt

     On April 28, 2006, Rockies Express Pipeline LLC entered into a $2.0 billion five-year, unsecured revolving credit facility due April 28, 2011. This credit facility supports a $2.0 billion commercial paper program that was established in May 2006, and borrowings under the commercial paper program reduce the borrowings allowed under the credit facility; this facility can be amended to allow for borrowings up to $2.5 billion. Borrowings under the Rockies Express credit facility and commercial paper program will be primarily used to finance the construction of the Rockies Express interstate natural gas pipeline and to pay related expenses, and the borrowings will not reduce the borrowings allowed under our credit facility described in Note 9.

     In addition, pursuant to certain guaranty agreements, all three member owners of West2East Pipeline LLC (and its subsidiary Rockies Express Pipeline,

LLC) have agreed to guarantee borrowings under the Rockies Express credit facility and under the Rockies Express commercial paper program severally in the same proportion as their percentage ownership of the member interests in Rockies

Express Pipeline LLC. The three member owners and their respective ownership interests consist of the following: our subsidiary Kinder Morgan W2E Pipeline

LLC - 51%, Sempra Energy - 25%, and ConocoPhillips - 24%. As of December 31,

2006, Rockies Express Pipeline LLC had $790.1 million of commercial paper outstanding, and there were no borrowings under its five-year credit facility.

Accordingly, as of December 31, 2006, our contingent share of Rockies Express'

debt was $403.0 million (51% of total commercial paper borrowings).

     Fair Value of Financial Instruments

     Fair value as used in SFAS No. 107 "Disclosures About Fair Value of

Financial Instruments" represents the amount at which an instrument could be exchanged in a current transaction between willing parties. The estimated fair value of our long-term debt, including its current portion and excluding market value of interest rate swaps, is based upon prevailing interest rates available to us as of December 31, 2006 and December 31, 2005 and is disclosed below.

                         December 31, 2006            December 31, 2005

                     -------------------------    -------------------------

                      Carrying      Estimated       Carrying      Estimated

                        Value      Fair Value         Value      Fair Value

                     ----------    ----------      ----------    ----------

                                         (In thousands)

        Total Debt   $5,743,401    $5,864,966      $5,220,887    $5,465,215

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

December 31, 1998.


Our net periodic benefit cost for the SFPP post-retirement benefit plan were credits of $0.3 million in 2006, $0.3 million in 2005, and $0.6 million in 2004.

The credits resulted in increases to income, largely due to amortizations of an actuarial gain and a negative prior service cost, primarily related to the following:

     o    there have been changes to the plan for both 2004 and 2005 which reduced liabilities, creating a negative prior service cost that is being amortized each year; and

     o    there was a significant drop in 2004 in the number of retired participants reported as pipeline retirees by Burlington Northern

          Santa Fe, which holds a 0.5% special limited partner interest in SFPP,

          L.P.

     As of December 31, 2006, we estimate our overall net periodic post-retirement benefit cost for the year 2007 will be a credit of approximately

$0.3 million, including amortization of approximately $0.5 million of combined prior service credits and actuarial gains from accumulated other comprehensive income. This amount could change if there is a significant event, such as a plan amendment or a plan curtailment, which would require a remeasurement of liabilities. In addition, we expect to contribute approximately $0.4 million to our post-retirement benefit plans in 2007.

     On September 29, 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB

Statement Nos. 87, 88, 106 and 132(R)." One of the provisions of this Statement requires an employer with publicly traded equity securities to recognize the overfunded or underfunded status of a defined benefit pension plan or post-retirement benefit plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006.

Following adoption of SFAS No. 158, entities will report as part of the net benefit liability on their balance sheets amounts that have not yet been recognized as a component of benefit expense (for example, unrecognized prior service costs or credits, net (actuarial) gain or loss, and transition obligation or asset) with a corresponding adjustment to accumulated other comprehensive income.

     We adopted this provision on December 31, 2006, and the primary impact on us from adopting SFAS No. 158 was to require us to fully recognize, in our consolidated balance sheet, both the funded status of the SFPP post-retirement benefit plan obligation and previously unrecognized prior service credits and actuarial gains. Both the funded status and the recorded value of our benefit obligation for the SFPP post-retirement benefit plan as of December 31, 2006 was

$5.5 million. The following table discloses the incremental effect on our consolidated balance sheet of applying SFAS No. 158 on December 31, 2006 (in thousands):




                                                          Before                          After

                                                       Application     Adjustments     Application

                                                       -----------     -----------     -----------


        Prepaid benefit cost........................    $      -        $      -        $      -

        Accrued benefit liability...................      10,967          (5,510)          5,457

        Intangible asset............................           -               -               -

        Minority interest...........................           -              28              28

        Accumulated other comprehensive income......           -           5,482           5,482



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

Amounts charged to expense for these plans were $6.3 million for each of the years ended December 31, 2006 and 2005.

     Kinder Morgan Savings Plan

     The Kinder Morgan Savings Plan is a defined contribution 401(k) plan. The plan permits all full-time employees of Kinder Morgan, Inc. and KMGP Services

Company, Inc. to contribute between 1% and 50% of base compensation, on a pre-tax basis, into participant accounts. In addition to a mandatory contribution equal to 4% of


base compensation per year for most plan participants, our general partner may make special discretionary contributions. Certain employees' contributions are based on collective bargaining agreements. The mandatory contributions are made each pay period on behalf of each eligible employee. All employer contributions,

including discretionary contributions, are in the form of KMI stock that is immediately convertible into other available investment vehicles at the employee's discretion. Participants may direct the investment of their contributions into a variety of investments. Plan assets are held and distributed pursuant to a trust agreement.

     For employees hired on or prior to December 31, 2004, all contributions,

together with earnings thereon, are immediately vested and not subject to forfeiture. Employer contributions for employees hired on or after January 1,

2005 will vest on the second anniversary of the date of hire. Effective October

1, 2005, for new employees of our Terminals segment, a tiered employer contribution schedule was implemented. This tiered schedule provides for employer contributions of 1% for service less than one year, 2% for service between one and two years, 3% for services between two and five years, and 4%

for service of five years or more. All employer contributions for Terminal employees hired after October 1, 2005 will vest on the fifth anniversary of the date of hire. The total amount charged to expense for our Savings Plan was $10.2 million during 2006 and $7.9 million during 2005. All employee contributions,

together with earnings thereon, are immediately vested and not subject to forfeiture. Participants may direct the investment of their contributions into a variety of investments. Plan assets are held and distributed pursuant to a trust agreement.

     At its July 2006 meeting, the compensation committee of the KMI board of directors approved a special contribution of an additional 1% of base pay into the Savings Plan for each eligible employee. Each eligible employee will receive an additional 1% company contribution based on eligible base pay each pay period beginning with the first pay period of August 2006 and continuing through the last pay period of July 2007. The additional 1% contribution is in the form of

KMI common stock (the same as the current 4% contribution) and does not change or otherwise impact, the annual 4% contribution that eligible employees currently receive. It may be converted to any other Savings Plan investment fund at any time and it will vest according to the same vesting schedule described in the preceding paragraph. Since this additional 1% company contribution is discretionary, compensation committee approval will be required annually for each additional contribution. During the first quarter of 2007, excluding the 1%

additional contribution described above, we will not make any additional discretionary contributions to individual accounts for 2006.

     Additionally, in 2006, an option to make after-tax "Roth" contributions

(Roth 401(k) option) to a separate participant account was added to the Savings

Plan as an additional benefit to all participants. Unlike traditional 401(k)

plans, where participant contributions are made with pre-tax dollars, earnings grow tax-deferred, and the withdrawals are treated as taxable income, Roth

401(k) contributions are made with after-tax dollars, earnings are tax-free, and the withdrawals are tax-free if they occur after both (i) the fifth year of participation in the Roth 401(k) option, and (ii) attainment of age 59 1/2,

death or disability. The employer contribution will still be considered taxable income at the time of withdrawal.

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

11.  Partners' Capital

     As of December 31, 2006 and 2005, our partners' capital consisted of the following limited partner units:


                                            December 31,       December 31,

                                                2006               2005

                                            -----------        ------------

         Common units..................     162,816,303         157,005,326

         Class B units.................       5,313,400           5,313,400

         i-units.......................      62,301,676          57,918,373

                                             ----------          ----------

           Total limited partner units.     230,431,379         220,237,099

                                            ===========         ===========

     The total limited partner units represent our limited partners' interest and an effective 98% economic interest in us, exclusive of our general partner's incentive distribution rights. Our general partner has an effective 2% interest in us, excluding its incentive distribution rights.

     As of December 31, 2006, our common unit total consisted of 148,460,568 units held by third parties, 12,631,735 units held by KMI and its consolidated affiliates (excluding our general partner) and 1,724,000 units held by our general partner. As of December 31, 2005, our common unit total consisted of

142,649,591 units held by third parties, 12,631,735 units held by KMI and its consolidated affiliates (excluding our general partner) and 1,724,000 units held by our general partner.

     On both December 31, 2006 and December 31, 2005, all of our 5,313,400 Class

B units were held entirely by a wholly-owned subsidiary of KMI. The Class B units are similar to our common units except that they are not eligible for trading on the New York Stock Exchange. All of our Class B units were issued to a wholly-owned subsidiary of KMI in December 2000.

     On both December 31, 2006 and December 31, 2005, all of our i-units were held entirely by KMR. Our i-units are a separate class of limited partner interests in us and are not publicly traded. In accordance with its limited liability company agreement, KMR's activities are restricted to being a limited partner in us, and to controlling and managing our business and affairs and the business and affairs of our operating limited partnerships and their subsidiaries. Through the combined effect of the provisions in our partnership agreement and the provisions of KMR's limited liability company agreement, the number of outstanding KMR shares and the number of i-units will at all times be equal.

     Under the terms of our partnership agreement, we agreed that we will not,

except in liquidation, make a distribution on an i-unit other than in additional

i-units or a security that has in all material respects the same rights and privileges as our i-units. The number of i-units we distribute to KMR is based upon the amount of cash we distribute to the owners of our common units. When cash is paid to the holders of our common units, we will issue additional

i-units to KMR. The fraction of an i-unit paid per i-unit owned by KMR will have a value based on the cash payment on the common unit.

     The cash equivalent of distributions of i-units will be treated as if it had actually been distributed for purposes of determining the distributions to our general partner. We will not distribute the cash to the holders of our

i-units but will retain the cash for use in our business. If additional units are distributed to the holders of our common units, we will issue an equivalent amount of i-units to KMR based on the number of i-units it owns. Based on the preceding, KMR received a distribution of 1,160,520 i-units on November 14,

2006. These additional i-units distributed were based on the $0.81 per unit distributed to our common unitholders on that date. During the year ended

December 31, 2006, KMR received distributions of 4,383,303 i-units. These additional i-units distributed were based on the $3.23 per unit distributed to our common unitholders during 2006.

     Equity Issuances

     On August 16, 2005, we issued, in a public offering, 5,000,000 of our common units at a price of $51.25 per unit, less commissions and underwriting expenses. At the time of the offering, we granted the underwriters a 30-day option to purchase up to an additional 750,000 common units from us on the same terms and conditions, and pursuant to this option, we issued the additional

750,000 common units on September 9, 2005 upon the underwriters' exercise of this option. After commissions and underwriting expenses, we received net proceeds of $283.6 million for the issuance of these 5,750,000 common units.


     On November 8, 2005, we issued, in a public offering, 2,600,000 of our common units at a price of $51.75 per unit, less commissions and underwriting expenses. After commissions and underwriting expenses, we received net proceeds of $130.1 million for the issuance of these common units.

     In August 2006, we issued, in a public offering, 5,750,000 of our common units, including common units sold pursuant to the underwriters' over-allotment option, at a price of $44.80 per unit, less commissions and underwriting expenses. We received net proceeds of approximately $248.0 million for the issuance of these 5,750,000 common units.

     We used the proceeds from each of these three issuances to reduce the borrowings under our commercial paper program.

     Income Allocation and Declared Distributions

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

     Incentive distributions allocated to our general partner are determined by the amount quarterly distributions to unitholders exceed certain specified target levels. For the years ended December 31, 2006, 2005 and 2004, we declared distributions of $3.26, $3.13 and $2.87 per unit, respectively. Under the terms of our partnership agreement, our distributions to unitholders for 2006 required incentive distributions to our general partner in the amount of $528.4 million.

According to the provisions of the KMI Annual Incentive Plan, in order for the executive officers of our general partner and KMR, and for the employees of KMGP

Services Company, Inc. and KMI who operate our business to earn a non-equity cash incentive (bonus) for 2006, both we and KMI were required to meet pre-established financial performance targets. The target for us was $3.28 in cash distributions per common unit for 2006. Due to the fact that we did not meet our 2006 budget target, we had no obligation to fund our 2006 bonus plan;

however, the board of directors of KMI determined that it was in KMI's long-term interest to fund a partial payout of our bonuses through a reduction in the general partner's incentive distribution.

     Accordingly, our general partner, with the approval of the compensation committees and boards of KMI and KMR, waived $20.1 million of its 2006 incentive distribution for the fourth quarter of 2006. The waived amount approximates an amount equal to our actual bonus payout for 2006, which is approximately 75% of our budgeted full bonus payout for 2006 of $26.5 million. Including the effect of this waiver, our distributions to unitholders for 2006 resulted in payments of incentive distributions to our general partner in the amount of $508.3 million. The waiver of $20.1 million of incentive payment in the fourth quarter of 2006 reduced our general partner's equity earnings by $19.9 million.

     Our total distributions to unitholders for 2005 and 2004 required incentive distributions to our general partner in the amount of $473.9 million and $390.7 million, respectively. The increased incentive distributions paid for 2006 over

2005 and 2005 over 2004 reflect the increase in amounts distributed per unit as well as the issuance of additional units. Distributions for the fourth quarter of each year are declared and paid during the first quarter of the following year.

     On January 17, 2007, we declared a cash distribution of $0.83 per unit for the quarterly period ended December 31, 2006. This distribution was paid on

February 14, 2007, to unitholders of record as of January 31, 2007. Our common unitholders and Class B unitholders received cash. KMR, our sole i-unitholder,

received a distribution in the form of additional i-units based on the $0.83 distribution per common unit. The number of i-units distributed was 1,054,082.

For each outstanding i-unit that KMR held, a fraction of an i-unit (0.016919)

was issued. The fraction was determined by dividing:

     o    $0.83, the cash amount distributed per common unit


by

     o    $49.057, the average of KMR's limited liability shares' closing market prices from January 12-26, 2007, the ten consecutive trading days preceding the date on which the shares began to trade ex-dividend under the rules of the New York Stock Exchange.

     This February 14, 2007 distribution included an incentive distribution to our general partner in the amount of $118.0 million--including the effect of the

$20.1 million waiver, described above. Since this distribution was declared after the end of the quarter, no amount is shown in our December 31, 2006 balance sheet as a distribution payable.

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

     Partnership Interests and Distributions

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


     As of December 31, 2006, our general partner owned 1,724,000 common units,

representing approximately 0.75% of our outstanding limited partner units.

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

     Our general partner and owners of our common units and Class B units receive distributions in cash, while KMR, the sole owner of our i-units,

receives distributions in additional i-units. We do not distribute cash to

i-unit owners but retain the cash for use in our business. However, the cash equivalent of distributions of i-units is treated as if it had actually been distributed for purposes of determining the distributions to our general partner. Each time we make a distribution, the number of i-units owned by KMR and the percentage of our total units owned by KMR increase automatically under the provisions of our partnership agreement.

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

     Incentive distributions are generally defined as all cash distributions paid to our general partner that are in excess of 2% of the aggregate value of cash and i-units being distributed. Our general partner's declared incentive distributions for the years ended December 31, 2006, 2005 and 2004 were $508.3 million, $473.9 million and $390.7 million, respectively.

     Kinder Morgan, Inc.

     KMI, through its subsidiary Kinder Morgan (Delaware), Inc., remains the sole stockholder of our general partner. As of December 31, 2006, KMI directly owned 8,838,095 common units, indirectly owned 5,313,400 Class B units and

5,517,640 common units through its consolidated affiliates, including our general partner, and owned 10,305,553 KMR shares, representing an indirect ownership interest of 10,305,553 i-units. Together, these units


represented approximately 13.0% of our outstanding limited partner units.

Including both its general and limited partner interests in us, at the 2006 distribution level, KMI received approximately 49% of all quarterly distributions from us, of which approximately 42% was attributable to its general partner interest and 7% was attributable to its limited partner interest. The actual level of distributions KMI will receive in the future will vary with the level of distributions to the limited partners determined in accordance with our partnership agreement.

     Kinder Morgan Management, LLC

     As of December 31, 2006, KMR, our general partner's delegate, remained the sole owner of our 62,301,676 i-units.

     Asset Acquisitions and Sales

     From time to time in the ordinary course of business, we buy and sell pipeline and related services from KMI and its subsidiaries. Such transactions are conducted in accordance with all applicable laws and regulations and on an arms' length basis consistent with our policies governing such transactions.

     2004 Kinder Morgan, Inc. Asset Sales and Contributions

     In June 2004, we bought two LM6000 gas-fired turbines and two boilers from a subsidiary of KMI for their estimated fair market value of $21.1 million,

which we paid in cash. This equipment was a portion of the equipment that became surplus as a result of KMI's decision to exit the power development business and is currently employed in conjunction with our CO2 business segment.

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

& Co. Also, in conjunction with our acquisition of TransColorado Gas

Transmission Company, KMI became a guarantor of approximately $210.8 million of our debt.

     In November 2004, Kinder Morgan Operating L.P. "A" sold a natural gas gathering system to Kinder Morgan, Inc.'s retail division for $75,000. The gathering system primarily consisted of approximately 23,000 feet of 6-inch diameter pipeline located in Campbell County, Wyoming that was no longer being used by Kinder Morgan Operating L.P. "A".

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

31, 2006. KMI would be obligated to perform under this guarantee only if we and/or our assets were unable to satisfy our obligations.

     Operations

     Natural Gas Pipelines Business Segment

     KMI or its subsidiaries operate and maintain for us the assets comprising our Natural Gas Pipelines business segment. Natural Gas Pipeline Company of

America, a subsidiary of KMI, operates Trailblazer Pipeline Company's


assets under a long-term contract pursuant to which Trailblazer Pipeline Company incurs the costs and expenses related to NGPL's operating and maintaining the assets. Trailblazer Pipeline Company provides the funds for its own capital expenditures. NGPL does not profit from or suffer loss related to its operation of Trailblazer Pipeline Company's assets.

     The remaining assets comprising our Natural Gas Pipelines business segment as well as our North System and Cypress Pipeline, which are part of our Products

Pipelines business segment, are operated under other agreements between KMI and

us. Pursuant to the applicable underlying agreements, we pay KMI either a fixed amount or actual costs incurred as reimbursement for the corporate general and administrative expenses incurred in connection with the operation of these assets. The amounts paid to KMI for corporate general and administrative costs,

including amounts related to Trailblazer Pipeline Company, were $1.0 million of fixed costs and $37.9 million of actual costs incurred for 2006, $5.5 million of fixed costs and $24.2 million of actual costs incurred for 2005, and $8.8 million of fixed costs and $13.1 million of actual costs incurred for 2004.

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

     CO2 Business Segment

     KMI or its subsidiaries operate and maintain for us the power plant we constructed at the SACROC oil field unit, located in the Permian Basin area of

West Texas. Kinder Morgan Production Company, a subsidiary of one of our operating limited partnerships, completed construction of the power plant in

June 2005 at an approximate cost of $76 million. The power plant provides approximately half of SACROC's current electricity needs.

     Kinder Morgan Power Company, a subsidiary of KMI, operates and maintains the power plant under a five-year contract expiring in June 2010. Pursuant to the contract, KMI incurs the costs and expenses related to operating and maintaining the power plant for the production of electrical energy at the

SACROC field. Such costs include supervisory personnel and qualified operating and maintenance personnel in sufficient numbers to accomplish the services provided in accordance with good engineering, operating and maintenance practices. Kinder Morgan Production Company fully reimburses KMI's expenses,

including all agreed-upon labor costs, and also pays to KMI an operating fee of

$20,000 per month.

     In addition, Kinder Morgan Production Company is responsible for processing and directly paying invoices for fuels utilized by the plant. Other materials,

including but not limited to lubrication oil, hydraulic oils, chemicals, ammonia and any catalyst are purchased by KMI and invoiced monthly as provided by the contract, if not paid directly by Kinder Morgan Production Company. The amounts paid to KMI in 2006 and 2005 for operating and maintaining the power plant was

$2.9 million and $0.8 million, respectively. We estimate the total reimbursement to be paid to KMI for operating and maintaining the plant for 2007 will be approximately $3.3 million. Furthermore, we believe the amounts paid to KMI for the services they provide each year fairly reflect the value of the services performed.

     Risk Management

     Certain of our business activities expose us to risks associated with changes in the market price of natural gas, natural gas liquids and crude oil.

We also have exposure to interest rate risk as a result of the issuance of our fixed rate debt obligations. Pursuant to our management's approved risk management policy, we use derivative contracts to hedge or reduce our exposure to these risks and protect our profit margins.

     Our risk management policies prohibit us from engaging in speculative trading. Our commodity-related risk management activities are monitored by our risk management committee, which is a separately designated standing committee whose job responsibilities involve operations exposed to commodity market risk and other external risks in the ordinary course of business. Our risk management committee is charged with the review and enforcement of


our management's risk management policy. The committee is comprised of 19 executive-level employees of KMI or KMGP Services Company, Inc. whose job responsibilities involve operations exposed to commodity market risk and other external risks in the ordinary course of business. The committee is chaired by our President and is charged with the following three responsibilities:

     o    establish and review risk limits consistent with our risk tolerance philosophy;

     o    recommend to the audit committee of our general partner's delegate any changes, modifications, or amendments to our risk management policy;

          and

     o    address and resolve any other high-level risk management issues.

     For more information on our risk management activities see Note 14.

     KM Insurance, Ltd.

     KM Insurance, Ltd., referred to as KMIL, is a Bermuda insurance company and wholly-owned subsidiary of KMI. KMIL was formed during the second quarter of

2005 as a Class 2 Bermuda insurance company, the sole business of which is to issue policies for KMI and us to secure the deductible portion of our workers compensation, automobile liability, and general liability policies placed in the commercial insurance market. We accrue for the cost of insurance, which is included in the related party general and administrative expenses and which totaled approximately $5.8 million in 2006.

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

$157.9 million due July 20, 2011. We funded our loan of $97.2 million with borrowings under our commercial paper program. An affiliate of ExxonMobil owns the remaining 48.83% equity interest in Plantation and funded the remaining

$92.8 million on similar terms.

     In 2005, Plantation paid to us $2.1 million in principal amount under the note, and as of December 31, 2005, the principal amount receivable from this note was $94.2 million. We included $2.2 million of this balance within

"Accounts, notes and interest receivable, net-Related parties" on our consolidated balance sheet as of December 31, 2005, and we included the remaining $92.0 million balance within "Notes receivable-Related parties."

     In 2006, Plantation paid to us $1.1 million in principal amount under the note, and as of December 31, 2006, the principal amount receivable from this note was $93.1 million. We included $3.4 million of this balance within

"Accounts, notes and interest receivable, net-Related parties" on our consolidated balance sheet as of December 31, 2006, and we included the remaining $89.7 million balance within "Notes receivable-Related parties."

     Coyote Gas Treating, LLC

     Coyote Gas Treating, LLC is a joint venture that was organized in December

1996. It is referred to as Coyote Gulch in this report. The sole asset owned by

Coyote Gulch is a 250 million cubic feet per day natural gas treating facility located in La Plata County, Colorado. Prior to the contribution of our ownership interest in Coyote Gulch to Red Cedar Gathering on September 1, 2006, discussed below, we were the managing partner and owned a 50% equity interest in Coyote

Gulch.


     In June 2001, Coyote repaid the $34.2 million in outstanding borrowings under its 364-day credit facility with funds borrowed from its owners. We loaned

Coyote $17.1 million, which corresponded to our 50% ownership interest, in exchange for a one-year note receivable bearing interest payable monthly at

LIBOR plus a margin of 0.875%. On June 30, 2002 and June 30, 2003, the note was extended for one year. On June 30, 2004, the term of the note was made month-to-month. In 2005, we reduced our investment in the note by $0.1 million to account for our share of investee losses in excess of the carrying value of our equity investment in Coyote, and as of December 31, 2005, we included the principal amount of $17.0 million related to this note within "Notes

Receivable-Related Parties" on our consolidated balance sheet.

     In March 2006, the owners of Coyote Gulch agreed to transfer Coyote Gulch's notes payable to members' equity. Accordingly, we contributed the principal amount of $17.0 million related to our note receivable to our equity investment in Coyote Gulch.

     In the third quarter of 2006, the Southern Ute Indian Tribe acquired the remaining 50% ownership interest in Coyote Gulch from Enterprise Field Services

LLC. The acquisition was made effective March 1, 2006. On September 1, 2006, we and the Southern Ute Tribe agreed to transfer all of the members' equity in

Coyote Gulch to the members' equity of Red Cedar Gathering, a joint venture organized in August 1994 and referred to in this report as Red Cedar. Red Cedar owns and operates natural gas gathering, compression and treating facilities in the Ignacio Blanco Field in La Plata County, Colorado, and is owned 49% by us and 51% by the Southern Ute Tribe. Under the terms of a five-year operating lease agreement that became effective January 1, 2002, Red Cedar also operates the gas treating facility owned by Coyote Gulch and is responsible for all operating and maintenance expenses and capital costs.

     Accordingly, on September 1, 2006, we and the Southern Ute Tribe

contributed the value of our respective 50% ownership interests in Coyote Gulch to Red Cedar, and as a result, Coyote Gulch became a wholly owned subsidiary of

Red Cedar. The value of our 50% equity contribution from Coyote Gulch to Red

Cedar on September 1, 2006 was $16.7 million, and this amount remains included within "Investments" on our consolidated balance sheet as of December 31, 2006.

     Red Cedar Gathering Company

     As described above in "--Coyote Gas Treating, LLC," we own a 49% equity interest in the Red Cedar Gathering Company and the Southern Ute Indian Tribe

owns the remaining 51% equity interest. On December 22, 2004, we entered into a

$10 million unsecured revolving credit facility due July 1, 2005, with the

Southern Ute Indian Tribe and us, as lenders, and Red Cedar, as borrower.

Subject to the terms of the agreement, the lenders agreed to make advances to

Red Cedar up to a maximum outstanding principal amount of $10 million. On April

1, 2005, the maximum outstanding principal amount was automatically reduced to

$5 million.

     In January 2005, Red Cedar borrowed funds of $4 million from its owners pursuant to this credit agreement, and we loaned Red Cedar approximately $2.0 million, which corresponded to our 49% ownership interest. The interest on all advances made under this credit facility were calculated as simple interest on the combined outstanding balance of the credit agreement at 6% per annum based upon a 360 day year. In March 2005, Red Cedar paid the $4 million outstanding balance under this revolving credit facility, and the facility expired on July

1, 2005.

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

                                       176


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

Memphis, Tennessee port facility under an agreement accounted for as a capital lease. The lease is for 24 years and expires in 2017. Additionally, we have two equipment leases accounted for as capital leases and each of these leases expire in 2007.

     Amortization of assets recorded under capital leases is included with depreciation expense. The components of property, plant and equipment recorded under capital leases are as follows (in thousands):

                                            December 31,

                                                2006

                                            ------------

        Leasehold improvements...........    $   4,089

        Machinery and equipment..........           25

                                             ---------

                                                 4,114

        Less: Accumulated amortization...       (2,997)

                                             ---------

                                             $   1,117

     Future commitments under capital lease obligations as of December 31, 2006 are as follows (in thousands):

          Year                                         Commitment

          ----                                         ----------

          2007.......................................  $      173

          2008.......................................         168

          2009.......................................         168

          2010.......................................         168

          2011.......................................         168

          Thereafter.................................         991

                                                       ----------

        Subtotal.....................................       1,836

          Less: Amount representing interest.........        (720)

                                                       ----------

        Present value of minimum capital lease

          payments...................................  $    1,116

                                                       ==========

     Operating Leases

     Including probable elections to exercise renewal options, the remaining terms on our operating leases range from one to 62 years. Future commitments related to these leases as of December 31, 2006 are as follows (in thousands):

                  Year                        Commitment

                  ----                        ----------

                  2007....................    $   47,709

                  2008....................        30,050

                  2009....................        20,192

                  2010....................        16,877

                  2011....................        13,126

                  Thereafter..............        27,878

                                              ----------

                Total minimum payments....    $  155,832

                                              ==========


     The largest of these lease commitments, in terms of total obligations payable by December 31, 2008, include commitments supporting:

     o    crude oil drilling rig operations for the oil and gas activities of our CO2 business segment;

     o    natural gas liquids pipeline capacity and storage for our North System natural gas liquids pipeline;

     o    marine port terminal operations at our Nassau bulk product terminal,

          located in Fernandina Beach, Florida; and

     o    natural gas storage in underground salt dome caverns for our Texas intrastate natural gas pipeline group.

     We have not reduced our total minimum payments for future minimum sublease rentals aggregating approximately $6.2 million. Total lease and rental expenses were $54.1 million for 2006, $47.3 million for 2005 and $39.3 million for 2004.

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

     During 2005, 90,100 options to purchase common units were exercised at an average price of $17.63 per unit. The common units underlying these options had an average fair market value of $47.56 per unit. As of December 31, 2005,

outstanding options to purchase 15,300 common units were held by employees of

KMI or KMGP Services Company, Inc. at an average exercise price of $17.82 per unit. Outstanding options to purchase 10,000 common units were held by one of

Kinder Morgan G.P., Inc.'s three non-employee directors at an average exercise price of $21.44 per unit. As of December 31, 2005, all 25,300 outstanding options were fully vested.

     During 2006, 4,200 options to purchase common units were cancelled or forfeited, and 21,100 options to purchase common units were exercised at an average price of $19.67 per unit. The common units underlying these options had an average fair market value of $46.43 per unit. As of December 31, 2006, there were no outstanding options.

     We account for common unit options granted under our common unit option plan according to the provisions of SFAS No. 123R (revised 2004), "Share-Based

Payment," which became effective for us January 1, 2006. This Statement amends

SFAS No. 123, "Accounting for Stock-Based Compensation," and requires companies to expense the value of employee stock options and similar awards. According to the provisions of SFAS No. 123R, share-based payment awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest. Companies will recognize compensation cost for share-based payment awards as they vest, including the related tax effects, and compensation cost for awards that vest would not be reversed if the awards expire without being exercised.

     However, we have not granted common unit options or made any other share-based payment awards since May 2000, and as of December 31, 2005, all outstanding options to purchase our common units were fully vested. Therefore,

the adoption of this Statement did not have an effect on our consolidated financial statements due to the fact that we have reached the end of the requisite service period for any compensation cost resulting from share-based payments made under our common unit option plan.

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


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

Kinder Morgan Energy Partners, L.P. Common Unit Compensation Plan for

Non-Employee Directors, discussed following. All unexercised awards made under our Directors' Unit Appreciation Rights Plan remain outstanding. No unit appreciation rights were exercised during 2006, and as of December 31, 2006,

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

     The plan recognizes that the compensation to be paid to each non-employee director is fixed by the KMR board, generally annually, and that the compensation is payable in cash. Pursuant to the plan, in lieu of receiving cash compensation, each non-employee director may elect to receive common units. Each election shall be generally at or around the first board meeting in January of each calendar year and will be effective for the entire calendar year. The initial election under this plan for service in 2005 was made effective January

20, 2005, the election for 2006 was made effective January 18, 2006, and the election for 2007 was made effective January 17, 2007. A non-employee director may make a new election each calendar year. The total number of common units authorized under this compensation plan is 100,000.

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

     The number of common units to be issued to a non-employee director electing to receive the cash compensation in the form of common units will equal the amount of such cash compensation awarded, divided by the closing price


of the common units on the New York Stock Exchange on the day the cash compensation is awarded (such price, the fair market value), rounded down to the nearest 50 common units. The common units will be issuable as specified in the

Common Unit Compensation Agreement. A non-employee director electing to receive the cash compensation in the form of common units will receive cash equal to the difference between (i) the cash compensation awarded to such non-employee director and (ii) the number of common units to be issued to such non-employee director multiplied by the fair market value of a common unit. This cash payment shall be payable in four equal installments generally around March 31, June 30,

September 30 and December 31 of the calendar year in which such cash compensation is awarded.

     On January 18, 2005, the date of adoption of the plan, each of KMR's three non-employee directors was awarded cash compensation of $119,750 for board service during 2005. Effective January 20, 2005, each non-employee director elected to receive cash compensation of $79,750 in the form of our common units and was issued 1,750 common units pursuant to the plan and its agreements (based on the $45.55 closing market price of our common units on January 18, 2005, as reported on the New York Stock Exchange). Also, consistent with the plan, the remaining $40,000 cash compensation and the $37.50 of cash compensation that did not equate to a whole common unit, based on the January 18, 2005 $45.55 closing price, was paid to each of the non-employee directors as described above. No other compensation was paid to the non-employee directors during 2005.

     On January 17, 2006, each of KMR's three non-employee directors was awarded cash compensation of $160,000 for board service during 2006. Effective January

17, 2006, each non-employee director elected to receive cash compensation of

$87,780 in the form of our common units and was issued 1,750 common units pursuant to the plan and its agreements (based on the $50.16 closing market price of our common units on January 17, 2006, as reported on the New York Stock

Exchange). The remaining $72,220 cash compensation was paid to each of the non-employee directors as described above. No other compensation was paid to the non-employee directors during 2006.

     On January 17, 2007, each of KMR's three non-employee directors was awarded cash compensation of $160,000 for board service during 2007. Effective January

17, 2007, each non-employee director elected to receive certain amounts of cash compensation in the form of our common units and each were issued common units pursuant to the plan and its agreements (based on the $48.44 closing market price of our common units on January 17, 2007, as reported on the New York Stock

Exchange). Mr. Gaylord elected to receive cash compensation of $95,911.20 in the form of our common units and was issued 1,980 common units; Mr. Waughtal elected to receive cash compensation of $159,852.00 in the form of our common units and was issued 3,300 common units; and Mr. Hultquist elected to receive cash compensation of $96,880.00 in the form of our common units and was issued 2,000 common units. All remaining cash compensation ($64,088.80 to Mr. Gaylord;

$148.00 to Mr. Waughtal; and $63,120.00 to Mr. Hultquist) will be paid to each of the non-employee directors as described above, and no other compensation will be paid to the non-employee directors during 2007.

14.  Risk Management

     Certain of our business activities expose us to risks associated with unfavorable changes in the market price of natural gas, natural gas liquids and crude oil. We also have exposure to interest rate risk as a result of the issuance of our fixed rate debt obligations. Pursuant to our management's approved risk management policy, we use derivative contracts to hedge or reduce our exposure to these risks, and we account for these hedging transactions according to the provisions of SFAS No. 133, "Accounting for Derivative

Instruments and Hedging Activities" and associated amendments, collectively,

SFAS No. 133.

     Energy Commodity Price Risk Management

     We are exposed to risks associated with unfavorable changes in the market price of natural gas, natural gas liquids and crude oil as a result of the forecasted purchase or sale of these products. Specifically, these risks are associated with unfavorable price volatility related to:

     o    pre-existing or anticipated physical natural gas, natural gas liquids and crude oil sales;


     o    natural gas purchases; and

     o    natural gas system use and storage.

     The unfavorable price changes are often caused by shifts in the supply and demand for these commodities, as well as their locations. Our energy commodity derivative contracts act as a hedging (offset) mechanism against the volatility of energy commodity prices by allowing us to transfer this price risk to counterparties who are able and willing to bear it.

     Hedging effectiveness and ineffectiveness

     These derivative contracts are used to offset the risk associated with an anticipated future cash flow of a transaction that is expected to occur but whose value is uncertain, therefore the resulting hedges are designated and qualified as cash flow hedges in accordance with SFAS No. 133. For cash flow hedges, the portion of the change in the value of derivative contracts that is effective in offsetting undesired changes in expected cash flows (the effective portion) is reported as a component of other comprehensive income (outside current earnings, net income), but only to the extent that they can later offset the undesired changes in expected cash flows during the period in which the hedged cash flows affect earnings. Other comprehensive income consists of those financial items that are included in "accumulated other comprehensive income/loss" on the balance sheet but not included within net income on the statement of income. Thus, in highly effective cash flow hedges, where there is no ineffectiveness, other comprehensive income changes by exactly as much as the change in the value of the derivative contacts and there is no impact on earnings.

     To the contrary, the portion of the change in the value of derivative contracts that is not effective in offsetting undesired changes in expected cash flows (the ineffective portion), as well as any component excluded from the computation of the effectiveness of the derivative contracts, is required to be recognized currently in earnings. Accordingly, as a result of ineffective hedges, we recognized a loss of $1.3 million during 2006, a loss of $0.6 million during 2005 and a gain of $0.1 million during 2004. All of the gains and losses we recognized as a result of ineffective hedges are reported within the captions

"Natural gas sales," "Gas purchases and other costs of sales," and "Product sales and other" in our accompanying consolidated statements of income, and for each of the years ended December 31, 2006, 2005 and 2004, we did not exclude any component of the derivative contracts' gain or loss from the assessment of hedge effectiveness.

     When the hedged sales and purchases take place and we record them into earnings, or when a determination is made that a forecasted transaction will no longer occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses from the effective portion of the change in the value of the derivative contracts are removed from "accumulated other comprehensive income/loss" on the balance sheet and reclassified into earnings. During the years 2006, 2005 and 2004, we reclassified $428.1 million, $424.0 million and $192.3 million, respectively, of

"Accumulated other comprehensive loss" into earnings.

     With the exception of the $2.9 million loss resulting from the discontinuance of cash flow hedges related to the sale of our Douglas gathering assets (described in Note 2), none of the reclassification of Accumulated other comprehensive loss into earnings during 2006, 2005 or 2004 resulted from the discontinuance of cash flow hedges due to a determination that the forecasted transactions would no longer occur by the end of the originally specified time period or within an additional two-month period of time thereafter, but rather resulted from the hedged forecasted transactions actually affecting earnings

(for example, when the forecasted sales and purchases actually occurred).

     Our consolidated "Accumulated other comprehensive loss" balance reported on our accompanying consolidated balance sheets was $841.6 million as of December

31, 2006 and $1,079.7 million as of December 31, 2005. Included in these consolidated totals were "Accumulated other comprehensive loss" amounts associated with our commodity price risk management activities of $838.7 million as of December 31, 2006 and $1,079.4 million as of December 31, 2005.

Approximately $344.3 million of our $838.7 million "Accumulated other comprehensive loss" amount associated with our commodity price risk management activities as of December 31, 2006 is expected to be reclassified into earnings during the next twelve months.


     Fair Value of Energy Commodity Derivative Contracts

     Derivative contracts represent rights or obligations that meet the definitions of assets or liabilities and should be reported in financial statements. Furthermore, SFAS No. 133 requires derivative contracts to be reflected as assets or liabilities at their fair market values and current market values should be used to track changes in derivative holdings; that is,

mark-to-market valuation should be employed. The fair value of our energy commodity derivative contracts reflect the estimated amounts that we would receive or pay to terminate the contracts at the reporting date, thereby taking into account the current unrealized gains or losses on open contracts. We have available market quotes for substantially all of the energy commodity derivative contracts that we use, including: commodity futures and options contracts, fixed price swaps, and basis swaps.

     The fair values of our energy commodity derivative contracts are included in our accompanying consolidated balance sheets within "Other current assets,"

"Deferred charges and other assets," "Accrued other current liabilities," "Other long-term liabilities and deferred credits," and, as of December 31, 2005 only,

"Accounts payable-Related parties." The following table summarizes the fair values of our energy commodity derivative contracts associated with our commodity price risk management activities and included on our accompanying consolidated balance sheets as of December 31, 2006 and December 31, 2005 (in thousands):




                                                                    December 31,     December 31,

                                                                        2006             2005

                                                                    ------------     ------------

        Derivatives-net asset/(liability)


          Other current assets..................................... $     91,939     $    109,437

          Deferred charges and other assets........................       12,729           47,682

          Accounts payable-Related parties.........................           --          (16,057)

          Accrued other current liabilities........................     (431,365)        (507,306)

          Other long-term liabilities and deferred credits......... $   (510,203)    $   (727,929)



     Given our portfolio of businesses as of December 31, 2006, our principal use of energy commodity derivative contracts was to mitigate the risk associated with market movements in the price of energy commodities. Our net short natural gas derivatives position primarily represented our hedging of anticipated future natural gas purchases and sales. Our net short crude oil derivatives position represented our crude oil derivative purchases and sales made to hedge anticipated oil purchases and sales. Finally, our net short natural gas liquids derivatives position reflected the hedging of our forecasted natural gas liquids purchases and sales. As of December 31, 2006, the maximum length of time over which we have hedged our exposure to the variability in future cash flows associated with commodity price risk is through December 2011.

     As of December 31, 2006, our energy commodity derivative contracts and over-the-counter swaps and options (in thousands) consisted of the following:




                                                                                    Over the

                                                                                     Counter

                                                                                    Swaps and

                                                                    Commodity        Options

                                                                    Contracts        Contracts       Total

                                                                    ---------       -----------    ---------

                                                                             (Number of contracts(1))

        Natural Gas


          Notional Volumetric Positions: Long...................        143            1,904          2,047

          Notional Volumetric Positions: Short..................       (216)          (1,616)        (1,832)

          Net Notional Totals to Occur in 2007..................        (73)             208            135

          Net Notional Totals to Occur in 2008 and Beyond.......         --               80             80

        Crude Oil

          Notional Volumetric Positions: Long...................         --            2,985          2,985

          Notional Volumetric Positions: Short..................         --          (55,835)       (55,835)

          Net Notional Totals to Occur in 2007..................         --          (11,963)       (11,963)

          Net Notional Totals to Occur in 2008 and Beyond.......         --          (40,887)       (40,887)

        Natural Gas Liquids

          Notional Volumetric Positions: Long...................         --               10             10

          Notional Volumetric Positions: Short..................         --             (360)          (360)

          Net Notional Totals to Occur in 2007..................         --             (350)          (350)

          Net Notional Totals to Occur in 2008 and Beyond.......         --               --             --




----------

(1)  A term of reference describing a unit of commodity trading. One natural gas contract equals 10,000 MMBtus. One crude oil or natural gas liquids contract equals 1,000 barrels.

     Our over-the-counter swaps and options are contracts we entered into with counterparties outside centralized trading facilities such as a futures, options or stock exchange. These contracts are with a number of parties, all of which had investment grade credit ratings as of December 31, 2006. We both owe money and are owed money under these derivative contracts. Defaults by counterparties under over-the-counter swaps and options could expose us to additional commodity price risks in the event that we are unable to enter into replacement contracts for such swaps and options on substantially the same terms. Alternatively, we may need to pay significant amounts to the new counterparties to induce them to enter into replacement swaps and options on substantially the same terms. While we enter into derivative contracts principally with investment grade counterparties and actively monitor their credit ratings, it is nevertheless possible that from time to time losses will result from counterparty credit risk in the future.

     In addition, in conjunction with the purchase of exchange-traded derivative contracts or when the market value of our derivative contracts with specific counterparties exceeds established limits, we are required to provide collateral to our counterparties, which may include posting letters of credit or placing cash in margin accounts. As of December 31, 2006, we had three outstanding letters of credit totaling $243.0 million in support of our hedging of commodity price risks associated with the sale of natural gas, natural gas liquids and crude oil. As of December 31, 2005, we had five outstanding letters of credit totaling $534 million in support of our hedging of commodity price risks.

     As of December 31, 2006, we had no cash margin deposits associated with our commodity contract positions and over-the-counter swap partners; however, our counterparties associated with our commodity contract positions and over-the-counter swap agreements had margin deposits with us totaling $2.3 million, and we reported this amount within "Accrued other liabilities" in our accompanying consolidated balance sheet as of December 31, 2006. As of December

31, 2005, we had no cash margin deposits associated with our commodity contract positions and over-the-counter swap partners.

     Interest Rate Risk Management

     In order to maintain a cost effective capital structure, it is our policy to borrow funds using a mix of fixed rate debt and variable rate debt. As of both December 31, 2006 and December 31, 2005, we were a party to interest rate swap agreements with notional principal amounts of $2.1 billion. We entered into these agreements for the purposes of:

     o    hedging the interest rate risk associated with our fixed rate debt obligations; and

     o    transforming a portion of the underlying cash flows related to our long-term fixed rate debt securities into variable rate debt in order to achieve our desired mix of fixed and variable rate debt.

     Since the fair value of fixed rate debt varies with changes in the market rate of interest, we enter into swap agreements to receive a fixed and pay a variable rate of interest. Such swaps result in future cash flows that vary with the market rate of interest, and therefore hedge against changes in the fair value of our fixed rate debt due to market rate changes. As of December 31,

2006, a notional principal amount of $2.1 billion of these agreements effectively converted the interest expense associated with the following series of our senior notes from fixed rates to variable rates based on an interest rate of LIBOR plus a spread:

     o    $200 million principal amount of our 5.35% senior notes due August 15,

          2007;

     o    $250 million principal amount of our 6.30% senior notes due February

          1, 2009;

     o    $200 million principal amount of our 7.125% senior notes due March 15,

          2012;

     o    $250 million principal amount of our 5.0% senior notes due December

          15, 2013;


     o    $200 million principal amount of our 5.125% senior notes due November

          15, 2014;

     o    $300 million principal amount of our 7.40% senior notes due March 15,

          2031;

     o    $200 million principal amount of our 7.75% senior notes due March 15,

          2032;

     o    $400 million principal amount of our 7.30% senior notes due August 15,

          2033; and

     o    $100 million principal amount of our 5.80% senior notes due March 15,

          2035.

     These swap agreements have termination dates that correspond to the maturity dates of the related series of senior notes, therefore, as of December

31, 2006, the maximum length of time over which we have hedged a portion of our exposure to the variability in the value of this debt due to interest rate risk is through March 15, 2035.

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

     Hedging effectiveness and ineffectiveness

     Our interest rate swap contracts have been designated as fair value hedges as defined by SFAS No. 133. According to the provisions of SFAS No. 133, when derivative contracts are used to hedge the fair value of an asset, liability, or firm commitment, then reporting changes in the fair value of the hedged item as well as in the value of the derivative contract is appropriate, and the gain or loss on fair value hedges are to be recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. The effect of that accounting is to reflect in earnings the extent to which the hedge is not effective in achieving offsetting changes in fair value.

     Our interest rate swap contracts meet the conditions required to assume no ineffectiveness under SFAS No. 133 and, therefore, we have accounted for them using the "shortcut" method prescribed by SFAS No. 133 for fair value hedges of a fixed rate asset or liability using an interest rate swap contract.

Accordingly, we adjust the carrying value of each swap contract to its fair value each quarter, with an offsetting entry to adjust the carrying value of the debt securities whose fair value is being hedged. We record interest expense equal to the variable rate payments under the swap contracts. Interest expense is accrued monthly and paid semi-annually. When there is no ineffectiveness in the hedging relationship, employing the shortcut method results in the same net effect on earnings, accrual and payment of interest, net effect of changes in interest rates, and level-yield amortization of hedge accounting adjustments as produced by explicitly amortizing the hedge accounting adjustments on the debt.

     Fair Value of Interest Rate Swap Agreements

     The differences between the fair value and the original carrying value associated with our interest rate swap agreements, that is, the derivative contracts' changes in fair value, are included within "Deferred charges and other assets" and "Other long-term liabilities and deferred credits" in our accompanying consolidated balance sheets. The offsetting entry to adjust the carrying value of the debt securities whose fair value was being hedged is recognized as "Market value of interest rate swaps" on our accompanying consolidated balance sheets.

     The following table summarizes the net fair value of our interest rate swap agreements associated with our interest rate risk management activities and included on our accompanying consolidated balance sheets as of December 31, 2006 and December 31, 2005 (in thousands):





                                                                   December 31,     December 31,

                                                                       2006             2005

                                                                   ------------     ------------

        Derivatives-net asset/(liability)


          Deferred charges and other assets.....................   $   65,183       $  112,386

          Other long-term liabilities and deferred credits......      (22,553)         (13,917)

                                                                   -----------      -----------

            Market value of interest rate swaps.................   $   42,630       $   98,469

                                                                   ===========      ===========



     We are exposed to credit related losses in the event of nonperformance by counterparties to these interest rate swap agreements. While we enter into derivative contracts primarily with investment grade counterparties and actively monitor their credit ratings, it is nevertheless possible that from time to time losses will result from counterparty credit risk. As of December 31, 2006, all of our interest rate swap agreements were with counterparties with investment grade credit ratings.

     Other

     Certain of our business activities expose us to foreign currency fluctuations. However, due to the limited size of this exposure, we do not believe the risks associated with changes in foreign currency will have a material adverse effect on our business, financial position, results of operations or cash flows. As a result, we do not significantly hedge our exposure to fluctuations in foreign currency.

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

Pipelines segment derives its revenues primarily from the sale, transmission,

storage and gathering of natural gas. Our CO2 segment derives its revenues primarily from the production and sale of crude oil from fields in the Permian

Basin of West Texas and from the transportation and marketing of carbon dioxide used as a flooding medium for recovering crude oil from mature oil fields. Our

Terminals segment derives its revenues primarily from the transloading and storing of refined petroleum products and dry and liquid bulk products,

including coal, petroleum coke, cement, alumina, salt, and chemicals.


     Financial information by segment follows (in thousands):




                                                                 2006               2005                2004

                                                            -------------       -------------       -------------

        Revenues(a)

          Products Pipelines


            Revenues from external customers.............   $    776,268        $    711,886        $    645,249

            Intersegment revenues........................             --                  --                  --

          Natural Gas Pipelines

            Revenues from external customers.............      6,577,661           7,718,384           6,252,921

            Intersegment revenues........................             --                  --                  --

          CO2

            Revenues from external customers.............        736,524             657,594             492,834

            Intersegment revenues........................             --                  --                  --

          Terminals

            Revenues from external customers.............        864,130             699,264             541,857

            Intersegment revenues........................            714                  --                  --

                                                            -------------       -------------       -------------

          Total segment revenues.........................      8,955,297           9,787,128           7,932,861

          Less: Total intersegment revenues..............           (714)                 --                  --

                                                            -------------       -------------       -------------

          Total consolidated revenues....................   $  8,954,583        $  9,787,128        $  7,932,861

                                                            =============       =============       =============

        Operating expenses(b)

          Products Pipelines.............................   $    308,296        $    366,048        $    191,425

          Natural Gas Pipelines..........................      6,057,753           7,254,979           5,862,159

          CO2............................................        268,111             212,636             173,382

          Terminals......................................        462,009             373,410             272,766

                                                            -------------       -------------       -------------

          Total segment operating expenses...............      7,096,169           8,207,073           6,499,732

          Less: Total intersegment operating expenses....           (714)                 --                  --

                                                            -------------       -------------       -------------

            Total consolidated operating expenses........   $  7,095,455        $  8,207,073        $  6,499,732

                                                            =============       =============       =============

        Other expense (income)(c)

          Products Pipelines.............................   $         --        $         --        $         --

          Natural Gas Pipelines..........................        (15,114)                 --                  --

          CO2............................................             --                  --                  --

          Terminals......................................        (15,192)                 --                  --

                                                            -------------       -------------       -------------

            Total consolidated other expense (income)....   $    (30,306)       $         --        $         --

                                                            =============       =============       =============

        Depreciation, depletion and amortization

          Products Pipelines.............................   $     82,888        $     79,199        $     71,263

          Natural Gas Pipelines..........................         65,374              61,661              53,112

          CO2............................................        190,922             149,890             121,361

          Terminals......................................         74,541              59,077              42,890

                                                            -------------       -------------       -------------

            Total consol. depreciation, depletion and

              amortization...............................   $    413,725        $    349,827        $    288,626

                                                            =============       =============       =============

        Earnings from equity investments(d)

          Products Pipelines.............................   $     16,336        $     28,446        $     29,050

          Natural Gas Pipelines..........................         40,447              36,812              19,960

          CO2............................................         19,173              26,319              34,179

          Terminals......................................            214                  83                   1

                                                            -------------       -------------       -------------

            Total consolidated equity earnings...........   $     76,170        $     91,660        $     83,190

                                                            =============       =============       =============

        Amortization of excess cost of equity investments

          Products Pipelines.............................   $      3,362        $      3,350        $      3,281

          Natural Gas Pipelines..........................            285                 277                 277

          CO2............................................          2,017               2,017               2,017

          Terminals......................................             --                  --                  --

                                                            -------------       -------------       -------------

           Total consol. amortization of excess cost of

             investments.................................   $      5,664        $      5,644        $      5,575

                                                            =============       =============       =============


                                                                 2006               2005                2004

                                                            -------------       -------------       -------------

        Interest income

          Products Pipelines.............................   $      4,481        $      4,595        $      2,091

          Natural Gas Pipelines..........................            150                 747                  --

          CO2............................................             --                  --                  --

          Terminals......................................             --                  --                  --

                                                            -------------       -------------       -------------

            Total segment interest income................          4,631               5,342               2,091

          Unallocated interest income....................          1,867               4,155               1,199

                                                            -------------       -------------       -------------

            Total consolidated interest income...........   $      6,498        $      9,497        $      3,290

                                                            =============       =============       =============

        Other, net-income (expense)(e)

          Products Pipelines.............................   $      7,536        $      1,516        $    (28,025)

          Natural Gas Pipelines..........................            603               1,982               9,434

          CO2............................................            808                  (5)              4,152

          Terminals......................................          2,118                (220)             18,255

                                                            -------------       -------------       -------------

            Total segment other, net-income (expense)....         11,065               3,273               3,816

          Loss from early extinguishment of debt.........             --                  --              (1,562)

                                                            -------------       -------------       -------------

            Total consolidated other, net-income (expense)  $     11,065        $      3,273        $      2,254

                                                            =============       =============       =============

        Income tax benefit (expense)(f)

          Products Pipelines.............................   $     (5,175)       $    (10,343)       $    (12,075)

          Natural Gas Pipelines..........................         (1,423)             (2,622)             (1,895)

          CO2............................................           (224)               (385)               (147)

          Terminals......................................        (12,226)            (11,111)             (5,609)

                                                            -------------       -------------       -------------

            Total consolidated income tax benefit

              (expense)..................................   $    (19,048)       $    (24,461)       $    (19,726)

                                                            =============       =============       =============

        Segment earnings(g)

          Products Pipelines.............................   $    404,900        $    287,503        $    370,321

          Natural Gas Pipelines..........................        509,140             438,386             364,872

          CO2............................................        295,231             318,980             234,258

          Terminals......................................        333,592             255,529             238,848

                                                            -------------       -------------       -------------

            Total segment earnings.......................      1,542,863           1,300,398           1,208,299

          Interest and corporate administrative

            expenses(h)..................................       (570,720)           (488,171)           (376,721)

            Total consolidated net income................   $    972,143        $    812,227        $    831,578

                                                            =============       =============       =============

        Segment earnings before depreciation, depletion,

          amortization and amortization of excess cost of

          equity investments(i)

          Products Pipelines.............................   $    491,150        $    370,052        $    444,865

          Natural Gas Pipelines..........................        574,799             500,324             418,261

          CO2............................................        488,170             470,887             357,636

          Terminals......................................        408,133             314,606             281,738

                                                            -------------       -------------       -------------

            Total segment earnings before DD&A...........      1,962,252           1,655,869           1,502,500

          Consolidated depreciation and amortization.....       (413,725)           (349,827)           (288,626)

          Consolidated amortization of excess cost of

            investments..................................         (5,664)             (5,644)             (5,575)

          Interest and corporate administrative expenses.       (570,720)           (488,171)           (376,721)

                                                            -------------       -------------       -------------

            Total consolidated net income................   $    972,143        $    812,227        $    831,578

                                                            =============       =============       =============

        Capital expenditures(j)

          Products Pipelines.............................   $    195,949        $    271,506        $    213,746

          Natural Gas Pipelines..........................        271,624             102,914             106,358

          CO2............................................        283,014             302,032             302,935

          Terminals......................................        307,678             186,604             124,223

                                                            -------------       -------------       -------------

            Total consolidated capital expenditures......   $  1,058,265        $    863,056        $    747,262

                                                            =============       =============       =============

        Investments at December 31

          Products Pipelines.............................   $    211,076        $    223,729        $    223,196

          Natural Gas Pipelines..........................        197,876             177,105             174,296

          CO2............................................         16,168              17,938              15,503

          Terminals......................................            480                 541                 260

                                                            -------------       -------------       -------------

            Total consolidated investments...............   $    425,600        $    419,313        $    413,255

                                                            =============       =============       =============


                                                                 2006               2005                2004

                                                            -------------       -------------       -------------

         Assets at December 31

          Products Pipelines.............................   $  3,910,612        $  3,873,939        $  3,651,657

          Natural Gas Pipelines..........................      3,942,786           4,139,969           3,691,457

          CO2............................................      1,838,223           1,772,756           1,527,810

          Terminals......................................      2,364,001           2,052,457           1,576,333

                                                            -------------       -------------       -------------

            Total segment assets.........................     12,055,622          11,839,121          10,447,257

          Corporate assets(k)............................        190,772              84,341             105,685

                                                            -------------       -------------       -------------

            Total consolidated assets....................   $ 12,246,394        $ 11,923,462        $ 10,552,942

                                                            =============       =============       =============



(a)  2006 amounts include a reduction of $1,819 to our CO2 business segment from a loss on derivative contracts used to hedge forecasted crude oil sales.

(b)  Includes natural gas purchases and other costs of sales, operations and maintenance expenses, fuel and power expenses and taxes, other than income taxes. 2006 amounts include expenses of $13,458 to our Products Pipelines business segment and $1,500 to our Natural Gas Pipelines business segment associated with environmental liability adjustments. 2006 amounts also include a $6,244 reduction in expense to our natural Gas Pipelines business segment due to the release of a reserve related to a natural gas purchase/sales contract, and a $2,792 increase in expense to our Terminals business segment related to hurricane clean-up and repair activities. 2005 amounts include a rate case liability adjustment resulting in a $105,000 expense to our Products Pipelines business segment, a North System liquids inventory reconciliation adjustment resulting in a $13,691 expense to our

     Products Pipelines business segment, and environmental liability adjustments resulting in a $19,600 expense to our Products Pipelines business segment, an $89 reduction in expense to our Natural Gas Pipelines business segment, a $298 expense to our CO2 business segment and a $3,535 expense to our Terminals business segment.

(c)  2006 amounts include a $15,114 gain to our Natural Gas Pipelines business segment from the combined sale of our Douglas natural gas gathering system and our Painter Unit fractionation facility, and a $15,192 gain to our

     Terminals business segment from property casualty indemnifications.

(d)  2006 amounts include a $4,861 increase in expense to our Products Pipelines business segment associated with environmental liability adjustments on

     Plantation Pipe Line Company.

(e)  2006 amounts include a $5,700 increase in income to our Products Pipelines business segment from the settlement of transmix processing contracts. 2004 amounts include environmental liability adjustments resulting in a $30,611 expense to our Products Pipelines business segment, a $7,602 earnings increase to our Natural Gas Pipelines business segment, a $4,126 earnings increase to our CO2 business segment and an $18,651 earnings increase to our Terminals business segment.

(f)  2006 amounts include a $1,871 decrease in expense to our Products Pipelines business segment associated with the tax effect on expenses from environmental liability adjustments made by Plantation Pipe Line Company and described in footnote (c), and a $1,125 increase in expense to our

     Terminals business segment associated with hurricane expenses and casualty gain. 2004 amounts include an $80 increase in expense to our Terminals business segment related to environmental expense adjustments described in footnote (d).

(g)  Includes revenues, earnings from equity investments, income taxes,

     allocable interest income and other, net, less operating expenses, other expense (income), depreciation, depletion and amortization, and amortization of excess cost of equity investments.

(h)  Includes unallocated interest income, interest and debt expense, general and administrative expenses, minority interest expense and loss from early extinguishment of debt (2004 only).

(i)  Includes revenues, earnings from equity investments, income taxes,

     allocable interest income and other, net, less operating expenses and other expense (income).

(j)  Includes sustaining capital expenditures of $125,360 in 2006, $140,805 in

     2005 and $119,244 in 2004. Sustaining capital expenditures are defined as capital expenditures which do not increase the capacity of an asset.

(k)  Includes cash, cash equivalents, certain unallocable deferred charges, and risk management assets related to the market value of interest rate swaps.

     We do not attribute interest and debt expense to any of our reportable business segments. For each of the years ended December 31, 2006, 2005 and 2004,

we reported (in thousands) total consolidated interest expense of $337,997,

$268,358 and $196,172, respectively.


     Our total operating revenues are derived from a wide customer base. For each of the years ended December 31, 2006 and 2005, no revenues from transactions with a single external customer amounted to 10% or more of our total consolidated revenues. For the year ended December 31, 2004, only one customer accounted for more than 10% of our total consolidated revenues. Total transactions within our Natural Gas Pipelines segment with CenterPoint Energy accounted for 14.3% of our total consolidated revenues during 2004.

16.  Litigation, Environmental and Other Contingencies

     Federal Energy Regulatory Commission Proceedings

     SFPP, L.P.

     SFPP, L.P. is the subsidiary limited partnership that owns our Pacific operations, excluding CALNEV Pipe Line LLC and related terminals acquired from

GATX Corporation. Tariffs charged by SFPP are subject to certain proceedings at the FERC, including shippers' complaints and protests regarding interstate rates on our Pacific operations' pipeline systems.

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

     In this Note, we refer to SFPP, L.P. as SFPP; CALNEV Pipe Line LLC as

Calnev; Chevron Products Company as Chevron; Navajo Refining Company, L.P. as

Navajo; ARCO Products Company as ARCO; BP West Coast Products, LLC as BP WCP;

Texaco Refining and Marketing Inc. as Texaco; Western Refining Company, L.P. as

Western Refining; Mobil Oil Corporation as Mobil; ExxonMobil Oil Corporation as

ExxonMobil; Tosco Corporation as Tosco; and ConocoPhillips Company as

ConocoPhillips.

     A FERC administrative law judge held hearings in 1996, and issued an initial decision in September 1997. The initial decision held that all but one of SFPP's West Line rates were "grandfathered" under the Energy Policy Act of

1992 and therefore deemed to be just and reasonable; it further held that complainants had failed to prove "substantially changed circumstances" with respect to those rates and that the rates therefore could not be challenged in the Docket No. OR92-8 et al. proceedings, either for the past or prospectively.

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


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

Appeals for the District of Columbia Circuit, referred to in this report as D.C.

Circuit. Certain of those petitions were dismissed by the D.C. Circuit as premature, and the remaining petitions were held in abeyance pending completion of agency action. However, in December 2002, the D.C. Circuit returned to its active docket all petitions to review the FERC's orders in the case through

November 2001 and severed petitions regarding later FERC orders. The severed orders were held in abeyance for later consideration. In this Note, we refer to

Ultramar Diamond Shamrock Corporation as Ultramar and we refer to Valero Energy

Corporation as Valero.

     Briefing in the D.C. Circuit was completed in August 2003, and oral argument took place on November 12, 2003. On July 20, 2004, the D.C. Circuit

issued its opinion in BP West Coast Products, LLC v. Federal Energy Regulatory

Commission, No. 99-1020, On Petitions for Review of Orders of the Federal Energy

Regulatory Commission (BP West Coast Products, LLC v. FERC), addressing in part the tariffs of SFPP. Among other things, the court's opinion vacated the income tax allowance portion of the FERC opinion and the order allowing recovery in

SFPP's rates for income taxes and remanded to the FERC this and other matters for further proceedings consistent with the court's opinion. In reviewing a series of FERC orders involving SFPP, the D.C. Circuit held, among other things,

that the FERC had not adequately justified its policy of providing an oil pipeline limited partnership with an income tax allowance equal to the proportion of its limited partnership interests owned by corporate partners. By its terms, the portion of the opinion addressing SFPP only pertained to SFPP and was based on the record in that case.

     The D.C. Circuit held that, in the context of the Docket No. OR92-8, et al.

proceedings, all of SFPP's West Line rates were grandfathered other than the charge for use of SFPP's Watson Station gathering enhancement facility and the rate for turbine fuel movements to Tucson under SFPP Tariff No. 18. It concluded that the FERC had a reasonable basis for concluding that the addition of a West

Line origin point at East Hynes, California did not


involve a new "rate" for purposes of the Energy Policy Act. It rejected arguments from West Line Shippers that certain protests and complaints had challenged West Line rates prior to the enactment of the Energy Policy Act.

     The D.C. Circuit also held that complainants had failed to satisfy their burden of demonstrating substantially changed circumstances, and therefore could not challenge grandfathered West Line rates in the Docket No. OR92-8 et al.

proceedings. It specifically rejected arguments that other shippers could

"piggyback" on the special Energy Policy Act exception permitting Navajo to challenge grandfathered West Line rates, which Navajo had withdrawn under a settlement with SFPP. The court remanded to the FERC the changed circumstances issue "for further consideration" in light of the court's decision regarding

SFPP's tax allowance. While, the FERC had previously held in the OR96-2 proceeding (discussed following) that the tax allowance policy should not be used as a stand-alone factor in determining when there have been substantially changed circumstances, the FERC's May 4, 2005 income tax allowance policy statement (discussed following) may affect how the FERC addresses the changed circumstances and other issues remanded by the court.

     The D.C. Circuit upheld the FERC's rulings on most East Line rate issues;

however, it found the FERC's reasoning inadequate on some issues, including the tax allowance.

     The D.C. Circuit held the FERC had sufficient evidence to use SFPP's

December 1988 stand-alone capital structure to calculate its starting rate base as of June 1985; however, it rejected SFPP arguments that would have resulted in a higher starting rate base.

     The D.C. Circuit accepted the FERC's treatment of regulatory litigation costs, including the limitation of recoverable costs and their offset against

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

     The D.C. Circuit held the FERC had failed to justify its decision to deny

SFPP any recovery of funds spent to recondition pipe on the East Line, for which

SFPP had spent nearly $6 million between 1995 and 1998. It concluded that the

FERC's reasoning was inconsistent and incomplete, and remanded for further explanation, noting that "SFPP's shippers are presently enjoying the benefits of what appears to be an expensive pipeline reconditioning program without sharing in any of its costs."

     The D.C. Circuit affirmed the FERC's rulings on reparations in all respects. It held the Arizona Grocery doctrine did not apply to orders requiring

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

     The D.C. Circuit also rejected:

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


     On September 2, 2004, BP WCP, Chevron, ConocoPhillips and ExxonMobil filed a petition for rehearing and rehearing en banc asking the D.C. Circuit to reconsider its ruling that West Line rates were not subject to investigation at the time the Energy Policy Act was enacted. On September 3, 2004, SFPP filed a petition for rehearing asking the court to confirm that the FERC has the same discretion to address on remand the income tax allowance issue that administrative agencies normally have when their decisions are set aside by reviewing courts because they have failed to provide a reasoned basis for their conclusions. On October 4, 2004, the D.C. Circuit denied both petitions without further comment.

     On November 2, 2004, the D.C. Circuit issued its mandate remanding the

Docket No. OR92-8 proceedings to the FERC. SFPP and shipper parties subsequently filed various pleadings with the FERC regarding the proper nature and scope of the remand proceedings. On December 2, 2004, the FERC issued a Notice of Inquiry and opened a new proceeding (Docket No. PL05-5) to consider how broadly the D.C.

Circuit's ruling on the tax allowance issue in BP West Coast Products, LLC, v.

FERC should affect the range of entities the FERC regulates. The FERC sought comments on whether the court's ruling applies only to the specific facts of the

SFPP proceeding, or also extends to other capital structures involving partnerships and other forms of ownership. Comments were filed by numerous parties, including our Rocky Mountain natural gas pipelines, in the first quarter of 2005. On May 4, 2005, the FERC adopted a policy statement in Docket

No. PL05-5, providing that all entities owning public utility assets - oil and gas pipelines and electric utilities - would be permitted to include an income tax allowance in their cost-of-service rates to reflect the actual or potential income tax liability attributable to their public utility income, regardless of the form of ownership. Any tax pass-through entity seeking an income tax allowance would have to establish that its partners or members have an actual or potential income tax obligation on the entity's public utility income. The FERC expressed the intent to implement its policy in individual cases as they arise.

The FERC's decision in Docket No. PL05-5 has been appealed to the D.C. Circuit

(discussed further below in relation to the OR96-2 proceedings). Oral argument was held on December 12, 2006, but the D.C. Circuit has not yet issued an opinion.

     On December 17, 2004, the D.C. Circuit issued orders directing that the petitions for review relating to FERC orders issued after November 2001 in

OR92-8, which had previously been severed from the main D.C. Circuit docket,

should continue to be held in abeyance pending completion of the remand proceedings before the FERC. Petitions for review of orders issued in other FERC dockets have since been returned to the court's active docket (discussed further below in relation to the OR96-2 proceedings).

     On January 3, 2005, SFPP filed a petition for a writ of certiorari asking the United States Supreme Court to review the D.C. Circuit's ruling that the

Arizona Grocery doctrine does not apply to "interim" rates, and that "FERC only established a final rate at the completion of the OR92-8 proceedings." BP WCP and ExxonMobil also filed a petition for certiorari, on December 30, 2004,

seeking review of the D.C. Circuit's ruling that there was no pending investigation of West Line rates at the time of enactment of the Energy Policy

Act (and thus that those rates remained grandfathered). On April 6, 2005, the

Solicitor General filed a brief in opposition to both petitions on behalf of the

FERC and United States, and Navajo, ConocoPhillips, Ultramar, Valero and Western

Refining filed an opposition to SFPP's petition. SFPP filed a reply to those briefs on April 18, 2005. On May 16, 2005, the Supreme Court issued orders denying the petitions for certiorari filed by SFPP and by BP WCP and ExxonMobil.

     On June 1, 2005, the FERC issued its Order on Remand and Rehearing,

referred to in this report as the June 2005 Order, which addressed issues in both the OR92-8 and OR96-2 proceedings (discussed following).

     With respect to the OR92-8 proceedings, the June 2005 Order ruled on several issues that had been remanded by the D.C. Circuit in BP West Coast

Products, LLC v. FERC. With respect to the income tax allowance, the FERC held that its May 4, 2005 policy statement would apply in the OR92-8 and OR96-2 proceedings and that SFPP "should be afforded an income tax allowance on all of its partnership interests to the extent that the owners of those interests had an actual or potential tax liability during the periods at issue." It directed

SFPP and opposing parties to file briefs regarding the state of the existing record on those questions and the need for further proceedings. Those filings are described below in the discussion of the OR96-2 proceedings. The FERC held that SFPP's allowable regulatory litigation costs in the OR92-8 proceedings should be allocated between the East Line and the West Line based on the volumes carried by those lines during the relevant period. In doing so, it reversed its prior decision to allocate those costs between the two lines on a 50-50 basis.

The FERC affirmed its prior decision to exclude SFPP's pipeline reconditioning costs from the cost of service in the OR92-8 proceedings, but stated that SFPP will have an opportunity to justify much of those reconditioning expenses in the

OR96-2 proceedings. The FERC deferred


further proceedings on the non-grandfathered West Line turbine fuel rate until completion of its review of the initial decision in Phase II of the OR96-2 proceedings. The FERC held that SFPP's contract charge for use of the Watson

Station gathering enhancement facilities was not grandfathered and required further proceedings before an administrative law judge to determine the reasonableness of that charge. Those proceedings are discussed further below.

     Petitions for review of the June 2005 Order by the D.C. Circuit have been filed by SFPP, Navajo, Western Refining, BP WCP, ExxonMobil, Chevron,

ConocoPhillips, Ultramar, Inc. and Valero. SFPP moved to intervene in the review proceedings brought by the other parties. The proceedings before the D.C.

Circuit are addressed further below.

     On December 16, 2005, the FERC issued its Order on Initial Decision and on

Certain Remanded Cost Issues, referred to in this report as the December 2005

Order, which provided further guidance regarding application of the FERC's income tax allowance policy in this case, which is discussed below in connection with the OR96-2 proceedings. The December 2005 Order required SFPP to submit a revised East Line cost of service filing following FERC's rulings regarding the income tax allowance and the ruling in the June 2005 Order regarding the allocation of litigation costs. SFPP filed interim East Line rates effective May

1, 2006 using the lower of the revised OR92-8 (1994 test year) or OR96-2 (1999 test year) rates, as adjusted for indexing through April 30, 2006. The December

2005 Order also required SFPP to calculate costs-of-service for West Line turbine fuel movements based on both a 1994 and 1999 test year and to file interim turbine fuel rates to be effective May 1, 2006, using the lower of the two test year rates as indexed through April 30, 2006. SFPP was further required to calculate estimated reparations for complaining shippers consistent with the order. As described further below, various parties filed requests for rehearing and petitions for review of the December 2005 Order.

     Watson Station proceedings. The FERC's June 2005 Order initiated a separate proceeding regarding the reasonableness of the Watson Station charge. All

Watson-related issues in Docket No. OR92-8, Docket No. OR96-2 and other dockets were also consolidated in that proceeding. After discovery and the filing of prepared direct testimony, the procedural schedule was suspended while the parties pursued settlement negotiations.

     On May 17, 2006, the parties entered into a settlement agreement and filed an offer of settlement with the FERC. On August 2, 2006, the FERC approved the settlement without modification and directed that it be implemented. Pursuant to the settlement, SFPP filed a new tariff, which took effect September 1, 2006,

lowering SFPP's going-forward rate to $0.003 per barrel and including certain volumetric pumping rates. SFPP also paid refunds to all shippers for the period from April 1, 1999 through August 31, 2006. Those refunds were based upon the difference between the Watson Station charge as filed in SFPP's prior tariffs and the reduced charges set forth in the agreement.

     On September 28, 2006, SFPP filed a refund report with the FERC, setting forth the refunds that had been paid and describing how the refund calculations were made. ExxonMobil protested the refund report (BP WCP also originally protested the report, but later withdrew its protest). On December 5, 2006, the

FERC approved SFPP's refund report with respect to all shippers except

ExxonMobil. On December 5, 2006, the FERC remanded the ExxonMobil refund issue to the administrative law judge for a determination as to whether additional funds were due ExxonMobil; the FERC accepted the refund report as to all other amounts and the recipients contained in the report. In February 2007, SFPP and

ExxonMobil reached agreement regarding ExxonMobil's protest of the refund report, and the protest was withdrawn. As of December 31, 2006, SFPP had made aggregate payments, including accrued interest, of $19.1 million.

     For the period prior to April 1, 1999, the parties agreed to reserve for briefing issues related to whether shippers are entitled to reparations. To the extent any reparations are owed, the parties agreed on how reparations would be calculated. Initial briefs regarding the reserved legal issues were filed on

November 15, 2006. Reply briefs were due on February 8, 2007, with oral argument, if convened, to occur on March 1, 2007. The scheduled issuance date for the initial decision is March 29, 2007.

     On January 16, 2007, SFPP and ExxonMobil informed the presiding judge that they had reached a settlement in principle regarding the ExxonMobil refund issue.

     Sepulveda proceedings. In December 1995, Texaco filed a complaint at the

FERC (Docket No. OR96-2) alleging that movements on SFPP's Sepulveda pipeline

(Line Sections 109 and 110) to Watson Station, in the Los


Angeles basin, were subject to the FERC's jurisdiction under the Interstate

Commerce Act, and claimed that the rate for that service was unlawful. Several other West Line shippers filed similar complaints and/or motions to intervene.

     In an August 1997 order, the FERC held that the movements on the Sepulveda pipeline were subject to its jurisdiction. On October 6, 1997, SFPP filed a tariff establishing the initial interstate rate for movements on the Sepulveda pipeline at five cents per barrel. Several shippers protested that rate.

     In December 1997, SFPP filed an application for authority to charge a market-based rate for the Sepulveda service, which application was protested by several parties. On September 30, 1998, the FERC issued an order finding that

SFPP lacks market power in the Watson Station destination market and set a hearing to determine whether SFPP possessed market power in the origin market.

     In December 2000, an administrative law judge found that SFPP possessed market power over the Sepulveda origin market. On February 28, 2003, the FERC issued an order upholding that decision. SFPP filed a request for rehearing of that order on March 31, 2003. The FERC denied SFPP's request for rehearing on

July 9, 2003.

     As part of its February 28, 2003 order denying SFPP's application for market-based ratemaking authority, the FERC remanded to the ongoing litigation in Docket No. OR96-2, et al. the question of whether SFPP's current rate for service on the Sepulveda pipeline is just and reasonable. Hearings in this proceeding were held in February and March 2005. SFPP asserted various defenses against the shippers' claims for reparations and refunds, including the existence of valid contracts with the shippers and grandfathering protection. In

August 2005, the presiding administrative law judge issued an initial decision finding that for the period from 1993 to November 1997 (when the Sepulveda FERC tariff went into effect) the Sepulveda rate should have been lower. The administrative law judge recommended that SFPP pay reparations and refunds for alleged overcollections. SFPP filed in October 2005 a brief to the FERC taking exception to this and other portions of the initial decision.

     On December 8, 2006, the FERC issued its order on the initial decision in the Sepulveda proceeding. The FERC affirmed the administrative law judge's decision that the Sepulveda rate should have been lower but disagreed with the administrative law judge's rulings on some aspects of the equity cost-of-capital, income tax allowances, and the recovery of SFPP's litigation costs. The December 8 order directed SFPP to file revised Sepulveda rates for

1995 and 1996 and to submit a compliance filing estimating reparations and refunds. The compliance filing, related tariff adjustments, and requests for rehearing were made on February 7, 2007.

     OR96-2; OR97-2; OR98-1. et al. proceedings. In October 1996, Ultramar, Inc.

filed a complaint at the FERC (Docket No. OR97-2) challenging SFPP's West Line rates, claiming they were unjust and unreasonable and no longer subject to grandfathering. In October 1997, ARCO, Mobil and Texaco filed a complaint at the

FERC (Docket No. OR98-1) challenging the justness and reasonableness of all of

SFPP's interstate rates, raising claims against SFPP's East and West Line rates similar to those that have been at issue in Docket Nos. OR92-8, et al. discussed above, but expanding them to include challenges to SFPP's grandfathered interstate rates from the San Francisco Bay area to Reno, Nevada and from

Portland to Eugene, Oregon--the North Line and Oregon Line. In November 1997,

Ultramar filed a similar, expanded complaint (Docket No. OR98-2). Tosco filed a similar complaint in April 1998. The shippers seek both reparations and prospective rate reductions for movements on all of SFPP's lines. The FERC accepted the complaints and consolidated them into one proceeding (Docket No.

OR96-2, et al.), but held them in abeyance pending a FERC decision on review of the initial decision in Docket Nos. OR92-8, et al.

     In a companion order to Opinion No. 435, the FERC gave the complainants an opportunity to amend their complaints in light of Opinion No. 435, which the complainants did in January 2000. In August 2000, Navajo and Western Refining

filed complaints against SFPP's East Line rates and Ultramar filed an additional complaint updating its pre-existing challenges to SFPP's interstate pipeline rates. These complaints were consolidated with the ongoing proceeding in Docket

No. OR96-2, et al.

     A hearing in this consolidated proceeding was held from October 2001 to

March 2002. A FERC administrative law judge issued his initial decision in June

2003. The initial decision found that, for the years at issue, the complainants had shown substantially changed circumstances for rates on SFPP's West, North and Oregon Lines


and for SFPP's fee for gathering enhancement service at Watson Station and thus found that those rates should not be "grandfathered" under the Energy Policy Act of 1992. The initial decision also found that most of SFPP's rates at issue were unjust and unreasonable.

     On March 26, 2004, the FERC issued an order on the Phase I initial decision, referred to in this report as the March 2004 Order. The March 2004

Order reversed the initial decision by finding that SFPP's rates for its North and Oregon Lines should remain "grandfathered" and amended the initial decision by finding that SFPP's West Line rates (i) to Yuma, Tucson and Calnev, as of

1995, and (ii) to Phoenix, as of 1997, should no longer be "grandfathered" and are not just and reasonable. The FERC upheld these findings in its June 2005

Order, although it appears to have found substantially changed circumstances as to SFPP's West Line rates on a somewhat different basis than in the March 2004

Order. The March 2004 Order did not address prospective West Line rates and whether reparations were necessary. As discussed below, those issues have been addressed in the FERC's December 2005 Order on Phase II issues. The March 2004

Order also did not address the "grandfathered" status of the Watson Station fee,

noting that it would address that issue once it was ruled on by the D.C. Circuit in its review of the FERC's Opinion No. 435 orders; as noted above, the FERC held in its June 2005 Order that the Watson Station fee is not grandfathered.

Several of the participants in the proceeding requested rehearing of the March

2004 Order. The FERC denied those requests in its June 2005 Order. In addition,

several participants, including SFPP, filed petitions with the D.C. Circuit for review of the March 2004 Order. In August 2005, the FERC and SFPP jointly moved that the D.C. Circuit hold the petitions for review of the March 2004 and June

2005 Orders in abeyance due to the pendency of further action before the FERC on income tax allowance issues. In December 2005, the D.C. Circuit denied this motion and placed the petitions seeking review of the two orders on the active docket. Initial briefs to the Court were filed May 30, 2006, and final briefs were filed October 19, 2006. Oral argument was held on December 12, 2006.

     On July 24, 2006, the FERC filed with the D.C. Circuit a motion for voluntary partial remand, requesting that the portion of the March 2004 and June

2005 Orders in which the FERC removed grandfathering protection from SFPP's West

Line rates and affirmed such protection for the North Line and Oregon Line rates be returned to the FERC for reconsideration in light of arguments presented by

SFPP and other parties in their initial briefs. In response to the FERC's remand motion, SFPP filed on August 1, 2006 to reinstate its West Line rates at the previous, grandfathered level effective August 2, 2006, and asked for FERC approval of such reinstatement on the ground that, pending the FERC's reconsideration of its grandfathering rulings, the prior grandfathered rate level is the lawful rate. On August 17, 2006, the D.C. Circuit denied without prejudice the FERC's motion for voluntary partial remand. In light of this denial, on August 31, 2006, the FERC issued an order rejecting SFPP's August 1,

2006 filing seeking reinstatement of SFPP's grandfathered West Line rates.

     In the June 2005 Order, the FERC directed SFPP to file a brief addressing whether the records developed in the OR92-8 and OR96-2 cases were sufficient to determine SFPP's entitlement to include an income tax allowance in its rates under the FERC's new policy statement. On June 16, 2005, SFPP filed its brief reviewing the pertinent records in the pending cases and applicable law and demonstrating its entitlement to a full income tax allowance in its interstate rates. SFPP's opponents in the two cases filed reply briefs contesting SFPP's presentation. It is not possible to predict with certainty the ultimate resolution of this issue, particularly given that the FERC's policy statement and its decision in these cases have been appealed to the federal courts.

     On September 9, 2004, the presiding administrative law judge in OR96-2 issued his initial decision in the Phase II portion of this proceeding,

recommending establishment of prospective rates and the calculation of reparations for complaining shippers with respect to the West Line and East

Line, relying upon cost of service determinations generally unfavorable to SFPP.

     In the December 2005 Order, the FERC addressed issues remanded by the D.C.

Circuit in the Docket No. OR92-8 proceeding (discussed above) and the cost of service issues arising from the initial decision in Phase II of OR96-2,

including income tax allowance issues arising from the briefing directed by the

FERC's June 2005 Order. The FERC directed SFPP to submit compliance filings and revised tariffs by February 28, 2006 (as extended to March 7, 2006) which were to address, in addition to the OR92-8 matters discussed above, the establishment of interim West Line rates based on a 1999 test year, indexed forward to a May

1, 2006 effective date and estimated reparations. The FERC also resolved favorably a number of methodological issues regarding the calculation of SFPP's income tax allowance under the May 2005 policy statement and, in its compliance filings, directed SFPP to submit further


information establishing the amount of its income tax allowance for the years at issue in the OR92-8 and OR96-2 proceedings.

     SFPP and Navajo have filed requests for rehearing of the December 2005

Order. ExxonMobil, BP WCP, Chevron, Ultramar, Inc. and ConocoPhillips have filed petitions for review of the December 2005 Order with the D.C. Circuit. On

February 13, 2006, the FERC issued an order, referred to in this report as the

February 2006 Order, addressing the pending rehearing requests, granting the majority of SFPP's requested changes regarding reparations and methodological issues. SFPP, Navajo, and other parties have filed petitions for review of the

December 2005 and February 2006 Orders with the D.C. Circuit. On July 31, 2006,

the D.C. Circuit held the appeals of these orders in abeyance pending further

FERC action.

     On March 7, 2006, SFPP filed its compliance filings and revised tariffs.

Various shippers filed protests of the tariffs. On April 21, 2006, various parties submitted comments challenging aspects of the costs of service and rates reflected in the compliance filings and tariffs. On April 28, 2006, the FERC issued an order accepting SFPP's tariffs lowering its West Line and East Line rates in conformity with the FERC's December 2005 and February 2006 Orders. On

May 1, 2006, these lower tariff rates became effective. The FERC indicated that a subsequent order would address the issues raised in the comments. On May 1,

2006, SFPP filed reply comments.

     In accordance with the FERC's December 2005 Order, rate reductions were implemented on May 1, 2006. We assume that reparations and accrued interest thereon will be paid no earlier than the second quarter of 2007; however, the timing, and nature, of any rate reductions and reparations that may be ordered will likely be affected by the final disposition of the application of the

FERC's new policy statement on income tax allowances to our Pacific operations in the FERC Docket Nos. OR92-8, OR96-2, and IS05-230 proceedings.

     In 2005, we recorded an accrual of $105.0 million for an expense attributable to an increase in our reserves related to our rate case liability.

We had previously estimated the combined annual impact of the rate reductions and the payment of reparations sought by shippers would be approximately 15 cents of distributable cash flow per unit. Based on our review of the December

2005 Order and February 2006 Order on Rehearing, and subject to the ultimate resolution of these issues in our compliance filings and subsequent judicial appeals, we now expect the total annual impact will be less than 15 cents per unit. We estimate that the actual, partial year impact on 2006 distributable cash flow was approximately $15.7 million.

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

     Chevron complaint OR02-4 and OR03-5 proceedings. On February 11, 2002,

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

October 2002, Chevron filed a request for rehearing of the FERC's September 25,

2002 Order, which the FERC denied on May 23, 2003. On July 1, 2003, Chevron filed a petition for review of this denial at the D.C. Circuit.

     On July 2, 2003, Chevron filed another complaint against SFPP

(OR03-5)--substantially similar to its previous complaint--and moved to consolidate the complaint with the Docket No. OR96-2, et al. proceeding. Chevron requested that this new complaint be treated as if it were an amendment to its complaint in Docket No. OR02-4, which was previously dismissed by the FERC. By this request, Chevron sought to, in effect, back-date its complaint, and claim for reparations, to February 2002. SFPP answered Chevron's complaint on July 22,

2003, opposing Chevron's requests. On October 28, 2003, the FERC accepted

Chevron's complaint, but held it in abeyance pending the outcome of the Docket

No. OR96-2, et al. proceeding. The FERC denied Chevron's request for consolidation and for back-dating. On November 21, 2003, Chevron filed a petition for review of the FERC's October 28, 2003 order at the D.C. Circuit.


     On August 18, 2003, SFPP filed a motion to dismiss Chevron's petition for review in OR02-4 on the basis that Chevron lacks standing to bring its appeal and that the case is not ripe for review. Chevron answered on September 10,

2003. SFPP's motion was pending, when the D.C. Circuit, on December 8, 2003,

granted Chevron's motion to hold the case in abeyance pending the outcome of the appeal of the Docket No. OR92-8, et al. proceeding. On January 8, 2004, the D.C.

Circuit granted Chevron's motion to have its appeal of the FERC's decision in

OR03-5 consolidated with Chevron's appeal of the FERC's decision in the OR02-4 proceeding. Following motions to dismiss by the FERC and SFPP, on December 10,

2004, the Court dismissed Chevron's petition for review in Docket No. OR03-5 and set Chevron's appeal of the FERC's orders in OR02-4 for briefing. On January 4,

2005, the Court granted Chevron's request to hold such briefing in abeyance until after final disposition of the OR96-2 proceeding. Chevron continues to participate in the Docket No. OR96-2 et al. proceeding as an intervenor.

     Airlines OR04-3 proceeding. On September 21, 2004, America West Airlines,

Inc., Southwest Airlines, Co., Northwest Airlines, Inc. and Continental

Airlines, Inc. (collectively, the "Airlines") filed a complaint against SFPP at the FERC. The Airlines' complaint alleges that the rates on SFPP's West Line and

SFPP's charge for its gathering enhancement service at Watson Station are not just and reasonable. The Airlines seek rate reductions and reparations for two years prior to the filing of their complaint. BP WCP and ExxonMobil,

ConocoPhillips, Navajo and Chevron all filed timely motions to intervene in this proceeding. Valero Marketing and Supply Company, referred to in this Note as

Valero Marketing, filed a motion to intervene one day after the deadline. SFPP answered the Airlines' complaint on October 12, 2004. On October 29, 2004, the

Airlines filed a response to SFPP's answer and on November 12, 2004, SFPP replied to the Airlines' response. In March and June 2005, the Airlines filed motions seeking expedited action on their complaint, and in July 2005, the

Airlines filed a motion seeking to sever issues related to the Watson Station gathering enhancement fee from the OR04-3 proceeding and consolidate them in the proceeding regarding the justness and reasonableness of that fee that the FERC docketed as part of the June 1, 2005 order. In August 2005, the FERC granted the

Airlines' motion to sever and consolidate the Watson Station fee issues.

     OR05-4 and OR05-5 proceedings. On December 22, 2004, BP WCP and ExxonMobil filed a complaint against SFPP at the FERC, which the FERC docketed as OR05-4.

The complaint alleges that SFPP's interstate rates are not just and reasonable,

that certain rates found grandfathered by the FERC are not entitled to such status, and, if so entitled, that "substantially changed circumstances" have occurred, removing such protection. The complainants seek rate reductions and reparations for two years prior to the filing of their complaint and ask that the complaint be consolidated with the Airlines' complaint in the OR04-3 proceeding. ConocoPhillips, Navajo, and Western Refining all filed timely motions to intervene in this proceeding. SFPP answered the complaint on January

24, 2005.

     On December 29, 2004, ConocoPhillips filed a complaint against SFPP at the

FERC, which the FERC docketed as OR05-5. The complaint alleges that SFPP's interstate rates are not just and reasonable, that certain rates found grandfathered by the FERC are not entitled to such status, and, if so entitled,

that "substantially changed circumstances" have occurred, removing such protection. ConocoPhillips seeks rate reductions and reparations for two years prior to the filing of their complaint. BP WCP and ExxonMobil, Navajo, and

Western Refining all filed timely motions to intervene in this proceeding. SFPP answered the complaint on January 28, 2005.

     On February 25, 2005, the FERC consolidated the complaints in Docket Nos.

OR05-4 and OR05-5 and held them in abeyance until after the conclusion of the various pending SFPP proceedings, deferring any ruling on the validity of the complaints. On March 28, 2005, BP WCP and ExxonMobil requested rehearing of one aspect of the February 25, 2005 order; they argued that any tax allowance matters in these proceedings could not be decided in, or as a result of, the

FERC's inquiry into income tax allowance in Docket No. PL05-5. On June 8, 2005,

the FERC denied the request for rehearing.

     Consolidated Complaints. On February 13, 2006, the FERC consolidated the complaints in Docket Nos. OR03-5, OR05-4, and OR05-5 and set for hearing the portions of those complaints attacking SFPP's North Line and Oregon Line rates,

which rates remain grandfathered under the Energy Policy Act. A procedural schedule was established in that consolidated proceeding. The FERC also indicated in its order that it would address the remaining portions of these complaints in the context of its disposition of SFPP's compliance filings in the

OR92-8/OR96-2 proceedings. On September 5, 2006, the presiding administrative law judge suspended the procedural


schedule in Docket No. OR03-5 pending a decision by the D.C. Circuit regarding various issues before the court that directly impact the Docket No. OR03-5 proceeding.

     Docket No. OR07-1. On December 1, 2006, Tesoro Refining and Marketing

Company, referred to in this Note as Tesoro, filed a complaint against SFPP challenging the rate that SFPP charges for interstate transportation on its

North Line. Tesoro seeks rate reductions and reparations for two years prior to the filing of the complaint. SFPP filed an answer to the complaint on January 2,

2007. The FERC has not yet issued a ruling in Docket No. OR07-1.

     Docket No. OR07-2. On December 12, 2006, Tesoro filed a complaint against

SFPP alleging that SFPP's interstate West Line rates are unjust and unreasonable. Tesoro seeks rate reductions and reparations for two years prior to the filing of the complaint. SFPP filed an answer to the complaint on January

11, 2007. The FERC has not yet issued a ruling in Docket No. OR07-2.

     Docket No. OR07-3. BP WCP, Chevron, ExxonMobil, Tesoro, and Valero

Marketing filed a complaint and motion for summary disposition on December 20,

2006 in Docket No. OR07-3 that challenged the justness and reasonableness of

SFPP's North Line index rate increase in Docket No. IS05-327. The complaint requests refunds and reparations for shipments made under the indexed rates from

July 1, 2005. SFPP filed an answer to this complaint on January 9, 2007. The

FERC has not yet issued a ruling in Docket No. OR07-3.

     Docket No. OR07-4. On January 5, 2007, BP WCP, ExxonMobil, and Chevron

filed a complaint against SFPP, Kinder Morgan GP, Inc., and Kinder Morgan, Inc.

alleging that none of SFPP's current rates or terms of service are just and reasonable under the Interstate Commerce Act. Complainants seek reparations with interest for the two years prior to the filing of this complaint. The answer to this complaint was due on February 5, 2007.

     Docket No. OR07-6. ConocoPhillips filed a complaint on January 9, 2007 that challenged the justness and reasonableness of SFPP's North Line index rate increases in Docket Nos. IS05-327 and IS06-356. The complaint requests refunds and reparations for shipments made under the indexed rates from July 1, 2005.

SFPP filed an answer to ConocoPhillips' complaint, and the FERC has not yet issued a ruling in Docket No. OR07-6.

     North Line rate case, IS05-230 proceeding. In April 2005, SFPP filed to increase its North Line interstate rates to reflect increased costs, principally due to the installation of replacement pipe between Concord and Sacramento,

California, referred to in this Note as the Concord to Sacramento segment. Under

FERC regulations, SFPP was required to demonstrate that there was a substantial divergence between the revenues generated by its existing North Line rates and its increased costs. SFPP's rate increase was protested by various shippers and accepted subject to refund by the FERC. A hearing was held in January and

February 2006, and the presiding administrative law judge issued his initial decision on September 25, 2006.

     The initial decision held that SFPP should be allowed to include in its rate base all costs associated with relocating the Concord to Sacramento

Segment, but to include only 14/20ths of the cost of constructing the new line;

it further held that the FERC's policy statement on income tax allowance is inconsistent with the D.C. Circuit's decision in BP West Coast Products, LLC v.

FERC and that, therefore, SFPP should be allowed no income tax allowance. While the initial decision held that SFPP could recover its litigation costs, it otherwise made rulings generally adverse to SFPP on cost of service issues.

These issues included the capital structure to be used in computing SFPP's

"starting rate base," treatment of SFPP's accumulated deferred income tax account, costs of debt and equity, as well as allocation of overhead. Briefs on exceptions were filed on October 25, 2006, and briefs opposing exceptions were filed on November 14, 2006. The FERC has not yet reviewed the initial decision,

and it is not possible to predict the outcome of FERC or appellate review.

     East Line rate case, IS06-283 proceeding. In May 2006, SFPP filed to increase its East Line interstate rates to reflect increased costs, principally due to the installation of replacement pipe between El Paso, Texas and Tucson,

Arizona, significantly increasing the East Line's capacity. Under FERC regulations, SFPP was required to demonstrate that there was a substantial divergence between the revenues generated by its existing East Line rates and its increased costs. SFPP's rate increase was protested by various shippers and accepted subject to refund by the FERC. FERC established an investigation and hearing before an administrative law judge. On November 22, 2006, the chief judge suspended the procedural schedule in this docket pending resolution of certain issues pending before the D.C. Circuit.


     Index Increases, IS06-356, IS05-327. On May 27, 2005, SFPP filed to increase certain rates pursuant to the FERC's indexing methodology. Various shippers protested, and the FERC accepted and suspended all but one of the filed tariffs, subject to SFPP's filing of a revised Page 700 of its FERC Form 6 and subject to the outcome of various proceedings involving SFPP at the FERC. BP WCP and ExxonMobil filed for rehearing and challenged the revised Page 700 filed by

SFPP. On December 12, 2005, the FERC denied the request for rehearing; this decision is currently on appeal before the D.C. Circuit. Initial and final briefs have been filed, and oral argument was held on February 15, 2007.

     On May 30, 2006, SFPP also filed to increase certain interstate rates pursuant to the FERC's indexing methodology. This filing was protested, but the

FERC determined that SFPP's tariff filing was consistent with the FERC's regulations. Certain shippers requested rehearing, which the FERC granted for further consideration on August 21, 2006. The FERC's order has been appealed to the D.C. Circuit. On August 31, 2006, the FERC filed a motion with the D.C.

Circuit to hold the case in abeyance, and SFPP and BP WCP subsequently intervened. The Court has not yet issued a ruling on the motions filed by the

FERC, SFPP, and BP WCP. On December 6, 2006, the FERC rescinded the July 1, 2006 index increase to SFPP's East Line rates and ordered SFPP to refund the East

Line index increase to shippers back to the effective date of July 1, 2006. On

January 5, 2007, SFPP filed a request for rehearing of the FERC's December 6,

2006 order, but the FERC has not yet ruled on the request for rehearing.

     ULSD Surcharge, IS06-508. On August 11, 2006, SFPP filed tariffs to include a per barrel Ultra Low Sulfur Diesel (referred to in this Note as ULSD) recovery fee on all diesel products. Various shippers protested the filing, and, on

September 8, 2006, the FERC accepted the tariffs, subject to refund, and established hearing procedures. SFPP has withdrawn the tariffs containing the

ULSD surcharge, and the FERC vacated the procedural schedule in this docket on

October 17, 2006.

     Motions to Compel Payment of Interim Damages. On November 21, 2006, a

number of SFPP shippers filed a motion with the FERC to compel SFPP and/or

Kinder Morgan GP, Inc. and/or Kinder Morgan, Inc. to pay interim damages to shippers or alternatively to put such damages in escrow pending FERC resolution of the various complaint and protest proceedings pending against SFPP. SFPP filed its response to this motion on December 6, 2006. Also on December 6, 2006,

the complainants in Docket No. OR04-3 filed their own motion for interim damages and/or escrow, and SFPP filed a response to this second motion on December 21,

2006. The FERC has not yet taken any action with respect to these pending motions.

     Calnev Pipe Line LLC

     Docket No. IS06-296. On May 22, 2006, Calnev filed to increase its interstate rates pursuant to the FERC's indexing methodology applicable to oil pipelines. Calnev's filing was protested by ExxonMobil, claiming that Calnev was not entitled to an indexing increase in its rates based on its cost of service.

Calnev answered the protest. On June 29, 2006, the FERC accepted and suspended the filing, subject to refund, permitting the increased rates to go into effect on July 1, 2006. The FERC found that Calnev's indexed rates exceeded its change in costs to a degree that warranted establishing an investigation and hearing.

However, the FERC initially directed the parties to attempt to reach a settlement of the dispute before a FERC settlement judge. The settlement process is proceeding.

     Docket No. OR07-5. On January 8, 2007, ExxonMobil filed a complaint against

Calnev, Kinder Morgan GP, Inc., and Kinder Morgan, Inc. In the Calnev complaint,

ExxonMobil alleges that none of Calnev's current rates or terms of service are just and reasonable under the Interstate Commerce Act. ExxonMobil seeks reparations with interest for the two years prior to the filing of the Calnev complaint. Calnev filed an answer to the Calnev complaint on February 7, 2007.

     Trailblazer Pipeline Company

     On March 22, 2005, Marathon Oil Company filed a formal complaint with the

FERC alleging that Trailblazer Pipeline Company violated the FERC's Negotiated

Rate Policy Statement and the Natural Gas Act by failing to offer a recourse rate option for its Expansion 2002 capacity and by charging negotiated rates higher than the applicable recourse rates. Marathon Oil Company, referred to in this Note as Marathon, requested that the FERC require Trailblazer Pipeline

Company to refund all amounts paid by Marathon above Trailblazer Pipeline


Company's Expansion 2002 recourse rate since the facilities went into service in

May 2002, with interest. In addition, Marathon asked the FERC to require

Trailblazer Pipeline Company to bill Marathon the Expansion 2002 recourse rate for future billings. Marathon estimated that the amount of Trailblazer Pipeline

Company's refund obligation at the time of the filing was over $15 million.

Trailblazer Pipeline Company filed its response to Marathon's complaint on April

13, 2005. On May 20, 2005, the FERC issued an order denying the Marathon complaint and found that (i) Trailblazer Pipeline Company did not violate FERC policy and regulations and (ii) there is insufficient justification to initiate further action under Section 5 of the Natural Gas Act to invalidate and change the negotiated rate. On June 17, 2005, Marathon filed its Request for Rehearing of the May 20, 2005 order. On January 19, 2006, the FERC issued an order which denied Marathon's rehearing request.

     California Public Utilities Commission Proceeding

     ARCO, Mobil and Texaco filed a complaint against SFPP with the California

Public Utilities Commission, referred to in this Note as the CPUC, on April 7,

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

     The rehearing complaint was heard by the CPUC in October 2000, and the

April 2000 complaint and SFPP's market-based application were heard by the CPUC in February 2001. All three matters stand submitted as of April 13, 2001, and resolution of these submitted matters may occur at any time.

     In October, 2002, the CPUC issued a resolution, referred to in this report as the Power Surcharge Resolution, approving a 2001 request by SFPP to raise its

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

SFPP demonstrates that SFPP's California jurisdictional rates are unreasonable in any fashion. On February 21, 2003, SFPP submitted the cost data required by the CPUC, which submittal was protested by Valero Marketing, Ultramar Inc., BP

WCP, ExxonMobil and Chevron. Issues raised by the protest, including the reasonableness of SFPP's existing intrastate transportation rates, were the subject of evidentiary hearings conducted in December 2003 and may be resolved by the CPUC at any time.

     With regard to the CPUC complaints and the Power Surcharge Resolution, we currently believe the complainants/protestants seek approximately $31 million in prospective annual tariff reductions. Based upon CPUC practice and procedure which precludes refunds or reparations in complaints in which the complainants challenge the reasonableness of rates previously found reasonable by the CPUC

(as is the case with the two pending complaints contesting the reasonableness of

SFPP's rates) except for matters which have been expressly reserved by the CPUC for further consideration (as is the case with respect to the reasonableness of the rate charged for use of the Watson Station gathering enhancement facilities), we currently believe that complainants/protestants are seeking


approximately $15 million in refunds/reparations. We are not able to quantify the potential extent to which the CPUC could determine that SFPP's existing

California rates are unreasonable.

     SFPP also has various, pending ratemaking matters before the CPUC that are unrelated to the above-referenced complaints and the Power Surcharge Resolution.

On November 22, 2004, SFPP filed an application with the CPUC requesting a $9 million annual increase in existing intrastate rates to reflect the in-service date of SFPP's replacement and expansion of its Concord-to-Sacramento pipeline.

The requested rate increase, which automatically became effective as of December

22, 2004 pursuant to California Public Utilities Code Section 455.3, is being collected subject to refund, pending resolution of protests to the application by Valero Marketing, Ultramar Inc., BP WCP, ExxonMobil and Chevron. Because no

schedule has been established by the CPUC for addressing the issues raised by the contested rate increase application nor does any record exist upon which the

CPUC could base a decision, SFPP has no basis for estimating either the prospective rate reductions or the potential refunds at issue or for establishing a date by which the CPUC is likely to render a decision regarding the application.

     On January 26, 2006, SFPP filed a request for a rate increase of approximately $5.4 million annually with the CPUC, to be effective as of March

2, 2006. Protests to SFPP's rate increase application have been filed by Tesoro,

BP WCP, ExxonMobil, Southwest Airlines Company, Valero Marketing, Ultramar Inc.

and Chevron, asserting that the requested rate increase is unreasonable. As a consequence of the protests, the related rate increases are being collected subject to refund. Because no schedule has been established by the CPUC for addressing the issues raised by the contested rate increase application nor does any record exist upon which the CPUC could base a decision, SFPP has no basis for estimating either the prospective rate reductions or the potential refunds at issue or for establishing a date by which the CPUC is likely to render a decision regarding the application.

     On August 25, 2006, SFPP filed an application to increase rates by approximately $0.5 million annually to recover costs incurred to comply with revised ULSD regulations and to offset the revenue loss associated with reduction of the Watson Station Volume Deficiency Charge (intrastate) by increasing rates on a system-wide basis by approximately $3.1 million annually to be effective as of October 5, 2006. Protests to SFPP's rate increase application have been filed by Tesoro, BP WCP, ExxonMobil, Southwest Airlines

Company, Valero Marketing, Ultramar Inc. and Chevron, asserting that the requested rate increase is unreasonable. As a consequence of the protests, the related rate increases are being collected subject to refund. Because no schedule has been established by the CPUC for addressing the issues raised by the contested rate increase application, nor does any record exist upon which the CPUC could base a decision, SFPP has no basis for estimating either the prospective rate reductions, or the potential refunds at issue, or for establishing a date by which the CPUC is likely to render a decision regarding the application.

     All of the referenced pending matters before the CPUC have been consolidated and assigned to a single Administrative Law Judge. The

Administrative Law Judge has referred the matters to mediation, and the mediation process is pending.

     With regard to the Power Surcharge Resolution, the November 2004 rate increase application, the January 2006 rate increase application, and the August

2006 rate increase application, SFPP believes the submission of the required,

representative cost data required by the CPUC indicates that SFPP's existing rates for California intrastate services remain reasonable and that no rate reductions or refunds are justified.

     We believe that the resolution of such matters will not have a material adverse effect on our business, financial position, results of operations or cash flows.

     Other Regulatory Matters

     In addition to the matters described above, we may face additional challenges to our rates in the future. Shippers on our pipelines do have rights to challenge the rates we charge under certain circumstances prescribed by applicable regulations. There can be no assurance that we will not face challenges to the rates we receive for services on our pipeline systems in the future or that such challenges will not have a material adverse effect on our business, financial position, results of operations or cash flows. In addition,

since many of our assets are subject to regulation, we are subject to potential future changes in applicable rules and regulations that may have a material adverse effect on our business, financial position, results of operations or cash flows.


     Carbon Dioxide Litigation

     Shores and First State Bank of Denton Lawsuits

     Kinder Morgan CO2 Company, L.P., Kinder Morgan G.P., Inc., and Cortez

Pipeline Company were among the named defendants in Shores, et al. v. Mobil Oil

Corp., et al., No. GC-99-01184 (Statutory Probate Court, Denton County, Texas

filed December 22, 1999) and First State Bank of Denton, et al. v. Mobil Oil

Corp., et al., No. 8552-01 (Statutory Probate Court, Denton County, Texas filed

March 29, 2001). These cases were originally filed as class actions on behalf of classes of overriding royalty interest owners (Shores) and royalty interest owners (Bank of Denton) for damages relating to alleged underpayment of royalties on carbon dioxide produced from the McElmo Dome Unit. Although classes were initially certified at the trial court level, appeals resulted in the decertification and/or abandonment of the class claims. On February 22, 2005,

the trial judge dismissed both cases for lack of jurisdiction. Some of the individual plaintiffs in these cases re-filed their claims in new lawsuits

(discussed below).

     Armor/Reddy Lawsuit

     On May 13, 2004, William Armor, one of the former plaintiffs in the Shores matter whose claims were dismissed by the Court of Appeals for improper venue,

filed a new case alleging the same claims for underpayment of royalties against the same defendants previously sued in the Shores case, including Kinder Morgan

CO2 Company, L.P. and Kinder Morgan Energy Partners, L.P. Armor v. Shell Oil

Company, et al, No. 04-03559 (14th Judicial District Court, Dallas County, Texas

filed May 13, 2004). Defendants filed their answers and special exceptions on

June 4, 2004. The case is currently set for trial on June 11, 2007.

     On May 20, 2005, Josephine Orr Reddy and Eastwood Capital, Ltd., two of the
former plaintiffs in the Bank of Denton matter, filed a new case in Dallas state district court alleging the same claims for underpayment of royalties. Reddy and

Eastwood Capital, Ltd. v. Shell Oil Company, et al., No. 05-5021 (193rd Judicial

District Court, Dallas County, Texas filed May 20, 2005). The defendants include

Kinder Morgan CO2 Company, L.P. and Kinder Morgan Energy Partners, L.P. On June

23, 2005, the plaintiff in the Armor lawsuit filed a motion to transfer and consolidate the Reddy lawsuit with the Armor lawsuit. On June 28, 2005, the court in the Armor lawsuit granted the motion to transfer and consolidate and ordered that the Reddy lawsuit be transferred and consolidated into the Armor lawsuit. The defendants filed their answer and special exceptions on August 10,

2005. The consolidated Armor/Reddy case is currently set for trial on June 11,

2007.

     Bailey and Bridwell Oil Company Harris County/Southern District of Texas

Lawsuit

     Shell CO2 Company, Ltd., predecessor to Kinder Morgan CO2 Company, L.P., is among the named counter-claim defendants in the case originally filed as Shell

Western E&P Inc. v. Gerald O. Bailey and Bridwell Oil Company; No. 98-28630

(215th Judicial District Court, Harris County, Texas filed June 17, 1998) (the

"Bailey State Court Action"). The counter-claim plaintiffs are overriding royalty interest owners in the McElmo Dome Unit and have sued seeking damages for underpayment of royalties on carbon dioxide produced from the McElmo Dome

Unit. In the Bailey State Court Action, the counter-claim plaintiffs asserted claims for fraud/fraudulent inducement, real estate fraud, negligent misrepresentation, breach of fiduciary duty, breach of contract, negligence,

negligence per se, unjust enrichment, violation of the Texas Securities Act, and open account. The trial court in the Bailey State Court Action granted a series of summary judgment motions filed by the counter-claim defendants on all of the counter-plaintiffs' counter-claims except for the fraud-based claims. In 2004,

one of the counter-plaintiffs (Gerald Bailey) amended his counter-suit to allege purported claims as a private relator under the False Claims Act and


antitrust claims. The federal government elected to not intervene in the False

Claims Act counter-suit. On March 24, 2005, Bailey filed a notice of removal,

and the case was transferred to federal court. Shell Western E&P Inc. v. Gerald

O. Bailey and Bridwell Oil Company, No. H-05-1029 (S.D. Tex., Houston Division

removed March 24, 2005) (the "Bailey Houston Federal Court Action"). Also on

March 24, 2005, Bailey filed an instrument under seal in the Bailey Houston

Federal Court Action that was later determined to be a motion to transfer venue of that case to the federal district court of Colorado, in which Bailey and two other plaintiffs filed another suit against Kinder Morgan CO2 Company, L.P.

asserting claims under the False Claims Act. The Houston federal district judge ordered that Bailey take steps to have the False Claims Act case pending in

Colorado transferred to the Bailey Houston Federal Court Action, and also suggested that the claims of other plaintiffs in other carbon dioxide


litigation pending in Texas should be transferred to the Bailey Houston Federal

Court Action. In response to the court's suggestion, the case of Gary Shores et

al. v. ExxonMobil Corp. et al., No. 05-1825 (S.D. Tex., Houston Division) was

consolidated with the Bailey Houston Federal Court Action on July 18, 2005. That

case, in which the plaintiffs assert claims for McElmo Dome royalty underpayment, includes Kinder Morgan CO2 Company, L.P., Kinder Morgan Energy

Partners, L.P., and Cortez Pipeline Company as defendants. Bailey requested the

Houston federal district court to transfer the Bailey Houston Federal Court

Action to the federal district court of Colorado. Bailey also filed a petition for writ of mandamus in the Fifth Circuit Court of Appeals, asking that the

Houston federal district court be required to transfer the case to the federal district court of Colorado. On June 3, 2005, the Fifth Circuit Court of Appeals

denied Bailey's petition for writ of mandamus. On June 22, 2005, the Fifth

Circuit denied Bailey's petition for rehearing en banc. On September 14, 2005,

Bailey filed a petition for writ of certiorari in the United States Supreme

Court, which the U.S. Supreme Court denied on November 28, 2005. On November 21,

2005, the federal district court in Colorado transferred Bailey's False Claims

Act case pending in Colorado to the Houston federal district court. On November

30, 2005, Bailey filed a petition for mandamus seeking to vacate the transfer.

The Tenth Circuit Court of Appeals denied the petition on December 19, 2005. The

U.S. Supreme Court denied Bailey's petition for writ of certiorari. The Houston federal district court subsequently realigned the parties in the Bailey Houston

Federal Court Action, and the case is now styled Gerald O. Bailey et al. v.

Shell Oil Company et al. Pursuant to the Houston federal district court's order,

Bailey and the other realigned plaintiffs have filed amended complaints in which they assert claims for fraud/fraudulent inducement, real estate fraud, negligent misrepresentation, breach of fiduciary and agency duties, breach of contract and covenants, violation of the Colorado Unfair Practices Act, civil theft under

Colorado law, conspiracy, unjust enrichment, and open account. Bailey also asserted claims as a private relator under the False Claims Act and for violation of federal and Colorado antitrust laws. The realigned plaintiffs seek actual damages, treble damages, punitive damages, a constructive trust and accounting, and declaratory relief. The Shell and Kinder Morgan defendants,

along with Cortez Pipeline Company and ExxonMobil defendants, have filed motions for summary judgment on all claims. No current trial date is set.

     Bridwell Oil Company Wichita County Lawsuit

     On March 1, 2004, Bridwell Oil Company, one of the named

defendants/realigned plaintiffs in the Bailey actions, filed a new matter in which it asserts claims that are virtually identical to the claims it asserts against Shell CO2 Company, Ltd. in the Bailey lawsuit. Bridwell Oil Co. v. Shell

Oil Co. et al, No. 160,199-B (78th Judicial District Court, Wichita County,

Texas filed March 1, 2004). The defendants in this action include Kinder Morgan

CO2 Company, L.P., Kinder Morgan Energy Partners, L.P., various Shell entities,

ExxonMobil entities, and Cortez Pipeline Company. On June 25, 2004, defendants filed answers, special exceptions, pleas in abatement, and motions to transfer venue back to the Harris County District Court. On January 31, 2005, the Wichita

County judge abated the case pending resolution of the Bailey State Court

Action. The case remains abated.

     Ptasynski Colorado Federal District Court Lawsuit

     On April 7, 2006, Harry Ptasynski, one of the plaintiffs in the Colorado federal action filed by Bailey under the False Claims Act (which was transferred to the Bailey Houston Federal Court Action as described above), filed suit against Kinder Morgan G.P., Inc. in Colorado federal district court. Harry

Ptasynski v. Kinder Morgan G.P., Inc., No. 06-CV-00651 (LTB) (U.S. District

Court for the District of Colorado). Ptasynski, who holds an overriding royalty interest at McElmo Dome, asserted claims for civil conspiracy, violation of the

Colorado Organized Crime Control Act, violation of Colorado antitrust laws,

violation of the Colorado Unfair Practices Act, breach of fiduciary duty and confidential relationship, violation of the Colorado Payment of Proceeds Act,

fraudulent concealment, breach of contract and implied duties to market and good faith and fair dealing, and civil theft and conversion. Ptasynski sought actual damages, treble damages, forfeiture, disgorgement, and declaratory and injunctive relief. The Colorado court transferred the case to Houston federal district court, and Ptasynski subsequently sought to non-suit (voluntarily dismiss) the case. The Houston federal district court granted Ptasynski's request to non-suit. Ptasynski also filed an appeal in the Tenth Circuit seeking to overturn the Colorado court's order transferring the case to Houston federal district court. Harry Ptasynski v. Kinder Morgan G.P., Inc., No. 06-1231 (10th

Cir.). Briefing in the appeal was completed on November 27, 2005. No oral argument has been set.


     Grynberg Lawsuit

     Kinder Morgan CO2 Company, L.P. and Cortez Pipeline Company were among the named defendants in Celeste C. Grynberg, et al. v. Shell Oil Company, et al.,

No. 98-CV-43 (Colo. Dist. Ct., Montezuma County filed March 2, 1998). This case involved claims by overriding royalty interest owners in the McElmo Dome and Doe

Canyon Units seeking damages for underpayment of royalties on carbon dioxide produced from the McElmo Dome Unit, failure to develop carbon dioxide reserves at the Doe Canyon Unit, and failure to develop hydrocarbons at both McElmo Dome and Doe Canyon. The plaintiffs also possess a small working interest at Doe

Canyon. Plaintiffs claimed breaches of contractual and potential fiduciary duties owed by the defendants and also alleged other theories of liability including breach of covenants, civil theft, conversion, fraud/fraudulent concealment, violation of the Colorado Organized Crime Control Act, deceptive trade practices, and violation of the Colorado Antitrust Act. In addition to actual or compensatory damages, plaintiffs sought treble damages, punitive damages, and declaratory relief relating to the Cortez Pipeline tariff and the method of calculating and paying royalties on McElmo Dome carbon dioxide. The

Court denied plaintiffs' motion for summary judgment concerning alleged underpayment of McElmo Dome overriding royalties on March 2, 2005. In August

2006, plaintiffs and defendants reached a settlement of all claims. Pursuant to the settlement, the case was dismissed with prejudice on September 27, 2006.

     CO2 Claims Arbitration

     Cortez Pipeline Company and Kinder Morgan CO2 Company, L.P., successor to

Shell CO2 Company, Ltd., were among the named defendants in CO2 Committee, Inc.

v. Shell Oil Co., et al., an arbitration initiated on November 28, 2005. The arbitration arose from a dispute over a class action settlement agreement which became final on July 7, 2003 and disposed of five lawsuits formerly pending in the U.S. District Court, District of Colorado. The plaintiffs in such lawsuits primarily included overriding royalty interest owners, royalty interest owners,

and small share working interest owners who alleged underpayment of royalties and other payments on carbon dioxide produced from the McElmo Dome Unit in southwest Colorado. The settlement imposed certain future obligations on the defendants in the underlying litigation. The plaintiff in the arbitration is an entity that was formed as part of the settlement for the purpose of monitoring compliance with the obligations imposed by the settlement agreement. The plaintiff alleged that, in calculating royalty and other payments, defendants used a transportation expense in excess of what is allowed by the settlement agreement, thereby causing alleged underpayments of approximately $12 million.

The plaintiff also alleged that Cortez Pipeline Company should have used certain funds to further reduce its debt, which, in turn, would have allegedly increased the value of royalty and other payments by approximately $0.5 million.

Defendants denied that there was any breach of the settlement agreement. The arbitration hearing took place in Albuquerque, New Mexico on June 26-30, 2006.

On August 7, 2006, the arbitration panel issued its opinion finding that defendants did not breach the settlement agreement. On October 25, 2006,

defendants in the arbitration filed an application to confirm the arbitration decision in New Mexico federal district court. On November 6, 2006, the plaintiff in the arbitration filed a motion to vacate the arbitration award in

Colorado federal district court. On that same day, the plaintiff in the arbitration filed a motion to dismiss the New Mexico federal district court application for lack of jurisdiction or, alternatively, asked the New Mexico court to stay consideration of the application in favor of its motion to vacate filed in the Colorado federal district court. On January 24, 2007, the Colorado federal district court denied the plaintiff's motion to vacate the arbitration award as moot in light of the pending application to confirm filed by defendants in New Mexico federal district court. On January 29, 2007, the New Mexico federal district court denied the plaintiff's motion to dismiss the New Mexico application to confirm or to stay the New Mexico application.

MMS Notice of Noncompliance and Civil Penalty

     On December 20, 2006, Kinder Morgan CO2 Company, L.P. received a "Notice of

Noncompliance and Civil Penalty: Knowing or Willful Submission of False,

Inaccurate, or Misleading Information--Kinder Morgan CO2 Company, L.P., Case No.

CP07-001" from the U.S. Department of the Interior, Minerals Management Service.

This Notice, and the MMS' position that Kinder Morgan CO2 Company, L.P. has violated certain reporting obligations, relates to a disagreement between the

MMS and Kinder Morgan CO2 Company, L.P. concerning the approved transportation allowance to be used in valuing McElmo Dome carbon dioxide for purposes of calculating federal royalties. In the Notice of Noncompliance and Civil Penalty,

the MMS assesses civil penalties under section 109(d) of the Federal Oil and Gas

Royalty Management Act of 1982, which provides that "[a]ny person who - (1)

knowingly or willfully prepares, maintains, or submits false, inaccurate, or misleading reports, notices, affidavits,


records, data or other written information...shall be liable for a penalty of up to $25,000.00 per violation for each day such violation continues." The Notice of Noncompliance and Civil Penalty assesses a civil penalty of approximately

$2.2 million as of December 15, 2006 (based on a penalty of $500.00 per day for each of seventeen alleged violations) for Kinder Morgan CO2 Company, L.P.'s alleged submission of false, inaccurate, or misleading information relating to the transportation allowance, and federal royalties for CO2 produced at McElmo

Dome, during the period from June 2005 through October 2006. The MMS contends that false, inaccurate, or misleading information was submitted in the seventeen monthly Form 2014s containing remittance advice reflecting the royalty payments for the referenced period. The MMS contends that the 2014s were false,

inaccurate or misleading because they reflected Kinder Morgan CO2 Company,

L.P.'s use of the Cortez Pipeline tariff as the transportation allowance. The

MMS claims that the Cortez Pipeline tariff is not the proper transportation allowance and that Kinder Morgan CO2 Company, L.P. should have used its

"reasonable actual costs" calculated in accordance with certain federal product valuation regulations as amended effective June 1, 2005. The MMS has not,

however, identified any royalty underpayment amount due or otherwise issued an appealable order directing that Kinder Morgan CO2 Company, L.P. pay additional royalties or calculate the federal government's royalties in a different manner.

The MMS also stated that although it considers each line of each 2014 to constitute a separate "violation," it is limiting the violation count to the seventeen monthly 2014s submitted during the June 2005 through October 2006 period. The MMS stated that civil penalties will continue to accrue at the same rate until the alleged violations are corrected. The MMS set a due date of

January 20, 2007 for Kinder Morgan CO2 Company, L.P.'s payment of the

$2,234.500.00 in civil penalties, with interest to accrue daily on that amount in the event payment is not made by such date. Kinder Morgan CO2 Company, L.P.

has not paid the penalty. On January 2, 2007, Kinder Morgan CO2 Company, L.P.

submitted a response to the Notice of Noncompliance and Civil Penalty challenging the assessment in the Office of Hearings and Appeals of the

Department of the Interior. On February 1, 2007, Kinder Morgan CO2 Company, L.P.

filed a petition to stay the accrual of penalties until the dispute is resolved.

On February 22, 2007, an administrative law judge of the U.S. Department of the

Interior issued an order denying Kinder Morgan CO2 Company, L.P.'s petition to stay the accrual of penalties.  Kinder Morgan CO2 Company, L.P. is reviewing the order of the administrative law judge and evaluating potential appellate options.

     Kinder Morgan CO2 Company, L.P. disputes the Notice of Noncompliance and

Civil Penalty for a number of reasons. Kinder Morgan CO2 Company, L.P. contends that use of the Cortez pipeline tariff as the transportation allowance for purposes of calculating federal royalties was approved by the MMS in 1984. This approval was later affirmed as open-ended by the Interior Board of Land Appeals in the 1990s. Accordingly, Kinder Morgan CO2 Company, L.P. has stated to the MMS that its use of the Cortez tariff as the approved federal transportation allowance is authorized and proper. Kinder Morgan CO2 Company, L.P. also disputes the allegation that it has knowingly or willfully submitted false,

inaccurate, or misleading information to the MMS. Kinder Morgan CO2 Company,

L.P.'s use of the Cortez Pipeline tariff as the approved federal transportation allowance has been the subject of extensive discussion between the parties. The

MMS was, and is, fully apprised of that fact and of the royalty valuation and payment process followed by Kinder Morgan CO2 Company, L.P. generally.

     As noted, the Notice of Noncompliance and Civil Penalty does not purport to identify a royalty underpayment. If, however, the MMS were to assert such a claim, the difference between the federal royalties actually paid in the June

2005 through October 2006 period and those it is thought that the government would urge as due is estimated at approximately $2.7 million. No pre-hearing hearing date or pre-hearing schedule has been set in this matter.

     J. Casper Heimann, Pecos Slope Royalty Trust and Rio Petro LTD,

individually and on behalf of all other private royalty and overriding royalty owners in the Bravo Dome Carbon Dioxide Unit, New Mexico similarly situated v.

Kinder Morgan CO2 Company, L.P., No. 04-26-CL (8th Judicial District Court,

Union County New Mexico)

     This case involves a purported class action against Kinder Morgan CO2

Company, L.P. alleging that it has failed to pay the full royalty and overriding royalty ("royalty interests") on the true and proper settlement value of compressed carbon dioxide produced from the Bravo Dome Unit in the period beginning January 1, 2000. The complaint purports to assert claims for violation of the New Mexico Unfair Practices Act, constructive fraud, breach of contract and of the covenant of good faith and fair dealing, breach of the implied covenant to market, and claims for an accounting, unjust enrichment, and injunctive relief. The purported class is comprised of current and former owners, during the period January 2000 to the present, who have private property royalty interests burdening the oil and gas leases held by the defendant,

excluding the Commissioner of Public Lands, the United States of America, and

those private royalty interests that are not unitized as part of the Bravo Dome

Unit. The plaintiffs allege that they were members of a class previously certified as a class action by the United States District Court for the District of New Mexico in the matter Doris Feerer, et al. v. Amoco Production Company, et

al., USDC N.M. Civ. No. 95-


0012 (the "Feerer Class Action"). Plaintiffs allege that Kinder Morgan CO2

Company's method of paying royalty interests is contrary to the settlement of the Feerer Class Action. Kinder Morgan CO2 Company filed a motion to compel arbitration of this matter pursuant to the arbitration provisions contained in the Feerer Class Action settlement agreement, which motion was denied by the trial court. Kinder Morgan appealed that ruling to the New Mexico Court of

Appeals. Oral arguments took place before the New Mexico Court of Appeals on

March 23, 2006, and the New Mexico Court of Appeals affirmed the district court's order on August 8, 2006. Kinder Morgan filed a petition for writ of certiorari in the New Mexico Supreme Court. The New Mexico Supreme Court granted the petition on October 11, 2006. Kinder Morgan filed its Brief in Chief in the

New Mexico Supreme Court on December 12, 2006. No oral argument has been set.

     In addition to the matters listed above, audits and administrative inquiries concerning Kinder Morgan CO2 Company L.P.'s payments on carbon dioxide produced from the McElmo Dome Unit are currently ongoing. These audits and inquiries involve federal agencies and the State of Colorado.

     Commercial Litigation Matters

     Union Pacific Railroad Company Easements

     SFPP, L.P. and Union Pacific Railroad Company (the successor to Southern

Pacific Transportation Company and referred to in this report as UPRR) are engaged in two proceedings to determine the extent, if any, to which the rent payable by SFPP for the use of pipeline easements on rights-of-way held by UPRR should be adjusted pursuant to existing contractual arrangements for each of the ten year periods beginning January 1, 1994 and January 1, 2004 (Southern Pacific

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

State of California for the County of San Francisco, filed August 31, 1994; and

Union Pacific Railroad Company vs. Santa Fe Pacific Pipelines, Inc., SFPP, L.P.,

Kinder Morgan Operating L.P. "D", Kinder Morgan G.P., Inc., et al., Superior

Court of the State of California for the County of Los Angeles, filed July 28,

2004).

     With regard to the first proceeding, covering the ten year period beginning

January 1, 1994, the trial court, on July 16, 2003, set the rent for years 1994

- 2003 at approximately $5.0 million per year as of January 1, 1994, subject to annual inflation increases throughout the ten year period. On February 23, 2005,

the California Court of Appeals affirmed the trial court's ruling, except that it reversed a small portion of the decision and remanded it back to the trial court for determination. On remand, the trial court held that there was no adjustment to the rent relating to the portion of the decision that was reversed, but awarded Southern Pacific Transportation Company interest on rental amounts owing as of May 7, 1997.

     In April 2006, we paid UPRR $15.3 million in satisfaction of our rental obligations through December 31, 2003. However, we do not believe that the assessment of interest awarded to Southern Pacific Transportation Company on rental amounts owing as of May 7, 1997 was proper, and we sought appellate review of the interest award. In July 2006, the Court of Appeals disallowed the award of interest.

     In addition, SFPP, L.P. and UPRR are engaged in a second proceeding to determine the extent, if any, to which the rent payable by SFPP for the use of pipeline easements on rights-of-way held by UPRR should be adjusted pursuant to existing contractual arrangements for the ten year period beginning January 1,

2004 (Union Pacific Railroad Company vs. Santa Fe Pacific Pipelines, Inc., SFPP,

L.P., Kinder Morgan Operating L.P. "D", Kinder Morgan G.P., Inc., et al.,

Superior Court of the State of California for the County of Los Angeles, filed

July 28, 2004). SFPP was served with this lawsuit on August 17, 2004. The trial in this matter has commenced and is ongoing.

     SFPP and UPRR are also engaged in multiple disputes over the circumstances under which SFPP must pay for a relocation of its pipeline within the UPRR right of way and the safety standards that govern relocations. SFPP believes that it must pay for relocation of the pipeline only when so required by the railroad's common carrier operations, and in doing so, it need only comply with standards set forth in the federal Pipeline Safety Act in conducting relocations. In July

2006, a trial before a judge regarding the circumstances under which we must pay for relocations concluded, and the judge determined in a preliminary statement of decision that we must pay for any relocations resulting from any legitimate business purpose of the UPRR. We expect to appeal any final statement of


decision to this effect. In addition, UPRR contends that it has complete discretion to cause the pipeline to be relocated at SFPP's expense at any time and for any reason, and that SFPP must comply with the more expensive American

Railway Engineering and Maintenance-of-Way standards. Each party is seeking declaratory relief with respect to its positions regarding relocations.

     It is difficult to quantify the effects of the outcome of these cases on

SFPP because SFPP does not know UPRR's plans for projects or other activities that would cause pipeline relocations. Even if SFPP is successful in advancing its positions, significant relocations for which SFPP must nonetheless bear the expense (i.e. for railroad purposes, with the standards in the federal Pipeline

Safety Act applying) would have an adverse effect on our financial position and results of operations. These effects would be even greater in the event SFPP is unsuccessful in one or more of these litigations.

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

District as plaintiffs. Kinder Morgan Energy Partners, L.P. was sued in addition to 15 other defendants, including two other Kinder Morgan affiliates. Certain entities we acquired in the Kinder Morgan Tejas acquisition are also defendants in this matter. The Petition alleges that these taxing units relied on the reported volume and analyzed heating content of natural gas produced from the wells located within the appropriate taxing jurisdiction in order to properly assess the value of mineral interests in place. The suit further alleges that the defendants undermeasured the volume and heating content of that natural gas produced from privately owned wells in Zapata County, Texas. The Petition further alleges that the County and School District were deprived of ad valorem tax revenues as a result of the alleged undermeasurement of the natural gas by the defendants. On December 15, 2001, the defendants filed motions to transfer venue on jurisdictional grounds. On June 12, 2003, plaintiff served discovery requests on certain defendants. On July 11, 2003, defendants moved to stay any responses to such discovery. On December 18, 2006, Plaintiff filed a Notice of

Non-Suit with the Zapata County District Court Clerk. With the filing of the non-suit, this matter is concluded.

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

Subsequently, Grynberg's appeal was dismissed for lack of appellate jurisdiction. Discovery to determine issues related to the Court's subject matter jurisdiction arising out of the False Claims Act is complete. Briefing has been completed and oral arguments on jurisdiction were held before the

Special Master on March 17 and 18, 2005. On May 7, 2003, Grynberg sought leave to file a Third Amended Complaint, which adds allegations of undermeasurement related to carbon dioxide production. Defendants have filed briefs opposing leave to amend. Neither the Court nor the Special Master has ruled on Grynberg's

Motion to Amend.


     On May 13, 2005, the Special Master issued his Report and Recommendations to Judge Downes in the In Re Natural Gas Royalties Qui Tam Litigation, Docket

No. 1293. The Special Master found that there was a prior public disclosure of the mismeasurement fraud Grynberg alleged, and that Grynberg was not an original source of the allegations. As a result, the Special Master recommended dismissal of the Kinder Morgan defendants on jurisdictional grounds. On June 27, 2005,

Grynberg filed a motion to modify and partially reverse the Special Master's recommendations and the Defendants filed a motion to adopt the Special Master's recommendations with modifications. An oral argument was held on December 9,

2005 on the motions concerning the Special Master's recommendations.

     On May 9, 2006, the Kinder Morgan defendants filed a Motion to Dismiss and a Motion for Sanctions. On October 20, 2006, the United States District Court,

for the District of Wyoming, issued its Order on Report and Recommendations of

Special Master. In its Order, the Court upheld the dismissal of the claims against the Kinder Morgan defendants on jurisdictional grounds, finding that the

Grynberg's claims are based upon public disclosures and that Grynberg does not qualify as an original source. Grynberg has appealed this Order to the Tenth

Circuit Court of Appeals. The mediation office for the Tenth Circuit Court of

Appeals is involved and is consulting with the parties regarding possible settlement negotiations and will not issue a procedural schedule until these negotiations are complete. The Coordinated Defendants, which include the Kinder

Morgan defendants, filed a Motion for Authorization of Taxation of Costs on

December 18, 2006, and a Motion for Fees and Expenses on January 8, 2007.

Grynberg filed his response brief to the Kinder Morgan Defendants' Motion to

Dismiss and Motion for Sanctions on January 5, 2007. A hearing regarding the

Motion for Authorization of Taxation of Costs, Motion for Fees and Expenses, and

the Kinder Morgan Defendants' Motion to Dismiss and Motion for Sanctions is

scheduled for April 24, 2007.

     Weldon Johnson and Guy Sparks, individually and as Representative of Others

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

     The complaint alleges that CenterPoint Energy, Inc., by and through its affiliates, has artificially inflated the price charged to residential consumers for natural gas that it allegedly purchased from the non-CenterPoint defendants,

including the above-listed Kinder Morgan entities. The complaint further alleges that in exchange for CenterPoint's purchase of such natural gas at above market prices, the non-CenterPoint defendants, including the above-listed Kinder Morgan entities, sell natural gas to CenterPoint's non-regulated affiliates at prices substantially below market, which in turn sells such natural gas to commercial and industrial consumers and gas marketers at market price. The complaint purports to assert claims for fraud, unlawful enrichment and civil conspiracy against all of the defendants, and seeks relief in the form of actual, exemplary and punitive damages, interest, and attorneys' fees. The parties have recently concluded jurisdictional discovery and various defendants have filed motions arguing that the Arkansas courts lack personal jurisdiction over them. The Court denied these motions. Based on the information available to date and our preliminary investigation, the Kinder Morgan Defendants believe that the claims against them are without merit and intend to defend against them vigorously.

     Cannon Interests-Houston v. Kinder Morgan Texas Pipeline, L.P., No.

2005-36174 (333rd Judicial District, Harris County, Texas).

     On June 6, 2005, after unsuccessful mediation, Cannon Interests sued Kinder

Morgan Texas Pipeline, L.P., referred to in this report as KMTP, and alleged breach of contract for the purchase of natural gas storage capacity and for failure to pay under a profit-sharing arrangement. KMTP counterclaimed that

Cannon Interests failed to provide it with five billion cubic feet of winter storage capacity in breach of the contract. The plaintiff was claiming approximately $13 million in damages. In May 2006, the parties entered into a confidential settlement that resolved all claims in this matter. The case has been dismissed.


     Federal Investigation at Cora and Grand Rivers Coal Facilities

     On June 22, 2005, we announced that the Federal Bureau of Investigation is conducting an investigation related to our coal terminal facilities located in

Rockwood, Illinois and Grand Rivers, Kentucky. The investigation involves certain coal sales from our Cora, Illinois and Grand Rivers, Kentucky coal terminals that occurred from 1997 through 2001. During this time period, we sold excess coal from these two terminals for our own account, generating less than

$15 million in total net sales. Excess coal is the weight gain that results from moisture absorption into existing coal during transit or storage and from scale inaccuracies, which are typical in the industry. During the years 1997 through

1999, we collected, and, from 1997 through 2001, we subsequently sold, excess coal for our own account, as we believed we were entitled to do under then-existing customer contracts.

     We have conducted an internal investigation of the allegations and discovered no evidence of wrongdoing or improper activities at these two terminals. Furthermore, we have contacted customers of these terminals during the applicable time period and have offered to share information with them regarding our excess coal sales. Over the five year period from 1997 to 2001, we moved almost 75 million tons of coal through these terminals, of which less than

1.4 million tons were sold for our own account (including both excess coal and coal purchased on the open market). We have not added to our inventory of excess coal since 1999 and we have not sold coal for our own account since 2001, except for minor amounts of scrap coal. In September 2005 and subsequent thereto, we responded to a subpoena in this matter by producing a large volume of documents,

which, we understand, are being reviewed by the FBI and auditors from the

Tennessee Valley Authority, which is a customer of the Cora and Grand Rivers terminals. We believe that the federal authorities are also investigating coal inventory practices at one or more of our other terminals. While we have no indication of the direction of this additional investigation, our records do not reflect any sales of excess coal from our other terminals, and we are not aware of any wrongdoing or improper activities at our terminals. We are cooperating fully with federal law enforcement authorities in this investigation, and expect several of our officers and employees to be interviewed formally by federal authorities. We do not believe there is any basis for criminal charges, and we are engaged in discussions to resolve any possible criminal charges. We do not expect that the resolution of the investigation will have a material adverse impact on our business, financial position, results of operations or cash flows.

     Queen City Railcar Litigation

     Claims asserted by residents and businesses. On August 28, 2005, a railcar containing the chemical styrene began leaking styrene gas in Cincinnati, Ohio while en route to our Queen City Terminal. The railcar was sent by the Westlake

Chemical Corporation from Louisiana, transported by Indiana & Ohio Railway, and consigned to Westlake at its dedicated storage tank at Queen City Terminals,

Inc., a subsidiary of Kinder Morgan Bulk Terminals, Inc. The railcar leak resulted in the evacuation of many residents and the alleged temporary closure of several businesses in the Cincinnati area. Within three weeks of the incident, seven separate class action complaints were filed in the Hamilton

County Court of Common Pleas, including case numbers: A0507115, A0507120,

A0507121, A0507149, A0507322, A0507332, and A0507913. In addition, a complaint was filed by the city of Cincinnati, described further below.

     On September 28, 2005, the court consolidated the complaints under consolidated case number A0507913. Concurrently, thirteen designated class representatives filed a Master Class Action Complaint against Westlake Chemical

Corporation, Indiana and Ohio Railway Corporation, Queen City Terminals, Inc.,

Kinder Morgan Liquids Terminals, LLC, Kinder Morgan GP, Inc. and Kinder Morgan

Energy Partners, L.P. (collectively, referred to in this report as the defendants), in the Hamilton County Court of Common Pleas, case number A0507105.

The complaint alleges negligence, absolute nuisance, nuisance, trespass,

negligence per se, and strict liability against all defendants stemming from the styrene leak. The complaint seeks compensatory damages in excess of $25,000,

punitive damages, pre and post-judgment interest, and attorney fees. The claims against the Indiana and Ohio Railway and Westlake are based generally on an alleged failure to deliver the railcar in a timely manner which allegedly caused the styrene to become unstable and leak from the railcar. The plaintiffs allege that we had a legal duty to monitor the movement of the railcar en route to our terminal and guarantee its timely arrival in a safe and stable condition.

     On October 28, 2005, we filed an answer denying the material allegations of the complaint. On December 1, 2005, the plaintiffs filed a motion for class certification. On December 12, 2005, we filed a motion for an extension


of time to respond to plaintiffs' motion for class certification in order to conduct discovery regarding class certification. On February 10, 2006, the court granted our motion for additional time to conduct class discovery.

     In June 2006, the parties reached an agreement to partially settle the class action suit. On June 29, 2006, the plaintiffs filed an unopposed motion for conditional certification of a settlement class. The settlement provides for a fund of $2.0 million to distribute to residents within the evacuation zone

("Zone 1") and residents immediately adjacent to the evacuation zone ("Zone 2").

Persons in Zones 1 and 2 reside within approximately one mile from the site of the incident. Kinder Morgan Energy Partners agreed to participate in and fund a minor percentage of the settlement. A fairness hearing occurred on August 18,

2006 for the purpose of establishing final approval of the partial settlement.

The court approved the settlement, entered final judgment, and certified a settlement class for Zones 1 and 2.

     One member of the Zone 1 and 2 settlement class, the Estate of George W.

Dameron, opted out of the settlement, and the Adminstratrix of the Dameron

Estate filed a wrongful death lawsuit on November 15, 2006 in the Hamilton

County Court of Common Pleas, Case No. A0609990. The complaint alleges that styrene exposure caused the death of Mr. Dameron. Kinder Morgan is not a named defendant in such lawsuit, but it is likely that Kinder Morgan will be joined as a defendant, in which case Kinder Morgan intends on vigorously defending against the estate's claim.

     Certain claims by other residents and businesses remain pending.

Specifically, the Zone 1 and 2 settlement and final judgment does not apply to purported class action claims by residents in outlying geographic zones more than one mile from the site of the incident. Settlement discussions are proceeding with such residents in outlying geographic zones. In addition, the non-Kinder Morgan defendants have agreed to settle remaining claims asserted by businesses and will obtain a release of such claims favoring all defendants,

including Kinder Morgan and its affiliates, subject to the retention by all defendants of their claims against each other for contribution and indemnity.

Kinder Morgan expects that a claim will be asserted by other defendants against

Kinder Morgan seeking contribution or indemnity for any settlements funded exclusively by other defendants, and Kinder Morgan expects to vigorously defend against any such claims.

     Claims asserted by the city of Cincinnati. On September 6, 2005, the city of Cincinnati, the plaintiff, filed a complaint on behalf of itself and in parens patriae against Westlake, Indiana and Ohio Railway, Kinder Morgan Liquids

Terminals, LLC, Queen City Terminals, Inc. and Kinder Morgan GP, Inc. in the

Court of Common Pleas, Hamilton County, Ohio, case number A0507323. Plaintiff's complaint arose out of the same railcar incident reported immediately above. The plaintiff's complaint alleges public nuisance, negligence, strict liability, and trespass. The complaint seeks compensatory damages in excess of $25,000,

punitive damages, pre and post-judgment interest, and attorney fees. On

September 28, 2005, Kinder Morgan filed a motion to dismiss the parens patriae claim. On December 15, 2005, the Kinder Morgan defendants filed a motion for summary judgment seeking dismissal of the remaining aspects of the city's complaint. Oral argument on Kinder Morgan's motions was scheduled for December

8, 2006. At the hearing, the court referred the parties to mediation. The parties agreed to stay discovery until after the mediation, if necessary. No trial date has been established.

     Leukemia Cluster Litigation

     We are a party to two wrongful death lawsuits in Nevada that allege that the plaintiffs have developed leukemia as a result of exposure to harmful substances. Based on the information available to date, our own preliminary investigation, and the positive results of investigations conducted by State and

Federal agencies, we believe that the claims against us in these matters are without merit and intend to defend against them vigorously. The following is a summary of these cases.

     Richard Jernee, et al v. Kinder Morgan Energy Partners, et al, No.

CV03-03482 (Second Judicial District Court, State of Nevada, County of Washoe)

("Jernee").

     On May 30, 2003, plaintiffs, individually and on behalf of Adam Jernee,

filed a civil action in the Nevada State trial court against us and several

Kinder Morgan related entities and individuals and additional unrelated defendants. Plaintiffs in the Jernee matter claim that defendants negligently and intentionally failed to inspect, repair and replace unidentified segments of their pipeline and facilities, allowing "harmful substances and emissions and gases" to damage "the environment and health of human beings." Plaintiffs claim that "Adam Jernee's death was caused by


leukemia that, in turn, is believed to be due to exposure to industrial chemicals and toxins." Plaintiffs purport to assert claims for wrongful death,

premises liability, negligence, negligence per se, intentional infliction of emotional distress, negligent infliction of emotional distress, assault and battery, nuisance, fraud, strict liability (ultra hazardous acts), and aiding and abetting, and seek unspecified special, general and punitive damages. The

Jernee case has been consolidated for pretrial purposes with the Sands case (see below). Plaintiffs have filed a third amended complaint and all defendants filed motions to dismiss all causes of action excluding plaintiffs' cause of action for negligence. Defendants also filed motions to strike portions of the complaint. By order dated May 5, 2006, the court granted defendants' motions to dismiss as to the counts purporting to assert claims for fraud, but denied defendants' motions to dismiss as to the remaining counts, as well as defendants' motions to strike. Defendant Kennametal, Inc. has filed a third-party complaint naming the United States and the United States Navy (the

"United States") as additional defendants. In response, the United States removed the case to the United States District Court for the District of Nevada

and filed a motion to dismiss the third-party complaint, which motion is currently pending. Plaintiff has also filed a motion to dismiss the United

States and/or to remand the case back to state court. Briefing on these motions has been completed and the motions remain pending.

     Floyd Sands, et al v. Kinder Morgan Energy Partners, et al, No. CV03-05326

(Second Judicial District Court, State of Nevada, County of Washoe) ("Sands").

     On August 28, 2003, a separate group of plaintiffs, represented by the counsel for the plaintiffs in the Jernee matter, individually and on behalf of

Stephanie Suzanne Sands, filed a civil action in the Nevada State trial court against us and several Kinder Morgan related entities and individuals and additional unrelated defendants. The Kinder Morgan defendants were served with the complaint on January 10, 2004. Plaintiffs in the Sands matter claim that defendants negligently and intentionally failed to inspect, repair and replace unidentified segments of their pipeline and facilities, allowing "harmful substances and emissions and gases" to damage "the environment and health of human beings." Plaintiffs claim that Stephanie Suzanne Sands' death was caused by leukemia that, in turn, is believed to be due to exposure to industrial chemicals and toxins. Plaintiffs purport to assert claims for wrongful death,

premises liability, negligence, negligence per se, intentional infliction of emotional distress, negligent infliction of emotional distress, assault and battery, nuisance, fraud, strict liability (ultra hazardous acts), and aiding and abetting, and seek unspecified special, general and punitive damages. The

Sands case has been consolidated for pretrial purposes with the Jernee case (see above). Plaintiffs have filed a third amended complaint and all defendants filed motions to dismiss all causes of action excluding plaintiffs' cause of action for negligence. Defendants also filed motions to strike portions of the complaint. By order dated May 5, 2006, the court granted defendants' motions to dismiss as to the counts purporting to assert claims for fraud, but denied defendants' motions to dismiss as to the remaining counts, as well as defendants' motions to strike. Defendant Kennametal, Inc. has filed a third-party complaint naming the United States and the United States Navy (the

"United States") as additional defendants. In response, the United States removed the case to the United States District Court for the District of Nevada

and filed a motion to dismiss the third-party complaint, which motion is currently pending. Plaintiff has also filed a motion to dismiss the United

States and/or to remand the case back to state court. Briefing on these motions has been completed and the motions remain pending.

     Pipeline Integrity and Releases

     Walnut Creek, California Pipeline Rupture

     On November 9, 2004, excavation equipment operated by Mountain Cascade,

Inc., a third-party contractor on a water main installation project hired by

East Bay Municipal Utility District ("EBMUD"), struck and ruptured an underground petroleum pipeline owned and operated by SFPP, L.P. in Walnut Creek,

California. An explosion occurred immediately following the rupture that resulted in five fatalities and several injuries to employees or contractors of

Mountain Cascade. The explosion and fire also caused property damage.

     On May 5, 2005, the California Division of Occupational Safety and Health

("CalOSHA") issued two civil citations against us relating to this incident assessing civil fines of $140,000 based upon our alleged failure to mark the location of the pipeline properly prior to the excavation of the site by the contractor. On June 27, 2005, the Office of the California State Fire Marshal,

Pipeline Safety Division, referred to in this report as the CSFM, issued a notice of violation against us which also alleged that we did not properly mark the location of the pipeline in violation of state and federal regulations. The

CSFM assessed a proposed civil penalty of $0.5 million. The


location of the incident was not our work site, nor did we have any direct involvement in the water main replacement project. We believe that SFPP acted in accordance with applicable law and regulations, and further that according to

California law, excavators, such as the contractor on the project, must take the necessary steps (including excavating with hand tools) to confirm the exact location of a pipeline before using any power operated or power driven excavation equipment. Accordingly, we disagree with certain of the findings of

CalOSHA and the CSFM, and we have appealed the civil penalties while, at the same time, continuing to work cooperatively with CalOSHA and the CSFM to resolve these matters.

     CalOSHA, with the assistance of the Contra Costa County District Attorney's office, is continuing to investigate the facts and circumstances surrounding the incident for possible criminal violations. We have been notified by the Contra

Costa District Attorney's office that it intends to pursue criminal charges against us in connection with the Walnut Creek pipeline rupture. We have responded by reiterating our belief that the facts and circumstances do not warrant criminal charges. We are currently engaged in discussions with the

Contra Costa District Attorney's office in an effort to resolve any possible criminal charges. In the event that we are not able to reach a resolution, we anticipate that the Contra Costa District Attorney will pursue criminal charges,

and we intend to defend such charges vigorously.

     As a result of the accident, nineteen separate lawsuits have been filed.

Each of these lawsuits is currently coordinated in Contra Costa County Superior

Court. There are also several cross-complaints for indemnity between the co-defendants in the coordinated lawsuits. The majority of the cases are personal injury and wrongful death actions. These are: Knox, et al. v.. Mountain

Cascade, et al. (Contra Costa Sup. Ct. Case No. C 05-00281); Farley v. Mountain

Cascade, et al. (Contra Costa Sup. Ct. Case No. C 05-01573); Reyes, et al. v.

East Bay Municipal Utility District, et al. (Alameda Sup. Ct. Case No.

RG-05-207720); Arias, et al. v. Kinder Morgan, et al. (Alameda Sup. Ct. Case No.

RG-05-195567); Angeles, et al. v. Kinder Morgan, et al. (Alameda Sup. Ct. Case

No. RG-05-195680); Ramos, et al. v. East Bay Municipal Utility District, et al.

(Contra Costa County Superior Court Case No. C05-01840); Taylor, et al. v. East

Bay Municipal Utility District, et al. (Contra Costa County Superior Court Case

No. C05-02306); Becerra v. Kinder Morgan Energy Partners, L.P., et al., (Contra

Costa County Superior Court Case No. C05-02451); Im, et al. v. Kinder Morgan,

Inc. et al. (Contra Costa County Superior Court Case No. C05-02077); Paasch, et

al. v. East Bay Municipal Utility District, et al. (Contra Costa County Superior

Court Case No. C05-01844); Fuentes et al. v. Kinder Morgan, et al. (Contra Costa

County Superior Court Case No. C05-02286); Berry et al. v. Kinder Morgan, et al.

(Contra Costa County Superior Court Case No. C06-010524); Pena et al. v. Kinder

Morgan, et al. (Contra Costa County Superior Court Case No. C06-01051); Bower et

al. v. Kinder Morgan, et al. (Contra Costa County Superior Court Case No.

MSC06-02129 (unserved)); and Ross et al. v. Kinder Morgan, et al. (Contra Costa

County Superior Court Case No. MSC06-02299 (unserved)). These complaints all allege, among other things, that SFPP/Kinder Morgan failed to properly field mark the area where the accident occurred. All of these plaintiffs sought compensatory and punitive damages. These complaints also alleged that the general contractor who struck the pipeline, Mountain Cascade, Inc. ("MCI"), and

EBMUD were at fault for negligently failing to locate the pipeline. Some of these complaints also named various engineers on the project for negligently failing to draw up adequate plans indicating the bend in the pipeline. A number of these actions also named Comforce Technical Services as a defendant. Comforce supplied SFPP with temporary employees/independent contractors who performed line marking and inspections of the pipeline on behalf of SFPP. Some of these complaints also named various governmental entities--such as the City of Walnut

Creek, Contra Costa County, and the Contra Costa Flood Control and Water

Conservation District--as defendants.

     Two of the suits are related to alleged damage to a residence near the accident site. These are: USAA v. East Bay Municipal Utility District, et al.,

(Contra Costa County Superior Court Case No. C05-02128); and Chabot v. East Bay

Municipal Utilities District, et al., (Contra Costa Superior Court Case No.

C05-02312). The remaining two suits are by MCI and the welding subcontractor,

Matamoros. These are: Matamoros v. Kinder Morgan Energy Partners, L.P., et al.,

(Contra Costa County Superior Court Case No. C05-02349); and Mountain Cascade,

Inc. v. Kinder Morgan Energy Partners, L.P., et al, (Contra Costa County

Superior Court Case No. C-05-02576). Like the personal injury and wrongful death suits, these lawsuits allege, among other things, that SFPP/Kinder Morgan failed to properly mark its pipeline, causing damage to these plaintiffs. The Chabot and USAA plaintiffs allege property damage, while MCI and Matamoros Welding allege damage to their business as a result of SFPP/Kinder Morgan's alleged failures, as well as indemnity and other common law and statutory tort theories of recovery.


     Following court ordered mediation, the Kinder Morgan defendants have settled with plaintiffs in all of the wrongful death cases and many of the personal injury and property damages cases. These settlements have either become final by order of the court or are awaiting court approval. The cases which remain unsettled at present are the Bower, Ross, Chabot, Matamoros, and Mountain

Cascade cases, as well as certain cross-claims for contribution and indemnity by and between various defendants. The parties are currently continuing discovery and court ordered mediation on the remaining cases.

     Cordelia, California

     On April 28, 2004, SFPP, L.P. discovered a spill of diesel fuel into a marsh near Cordelia, California from a section of SFPP's 14-inch Concord to

Sacramento, California pipeline. Estimates indicated that the size of the spill was approximately 2,450 barrels. Upon discovery of the spill and notification to regulatory agencies, a unified response was implemented with the United States

Coast Guard, the California Department of Fish and Game, the Office of Spill

Prevention and Response and SFPP. The damaged section of the pipeline was removed and replaced, and the pipeline resumed operations on May 2, 2004. SFPP has completed recovery of diesel from the marsh and has completed an enhanced biodegradation program for removal of the remaining constituents bound up in soils. The property has been turned back to the owners for its stated purpose.

There will be ongoing monitoring under the oversight of the California Regional

Water Quality Control Board until the site conditions demonstrate there are no further actions required.

     SFPP is currently in negotiations with the United States Environmental

Protection Agency, the United States Fish & Wildlife Service, the California

Department of Fish & Game and the San Francisco Regional Water Quality Control

Board regarding potential civil penalties and natural resource damages assessments. Since the April 2004 release in the Suisun Marsh area near

Cordelia, California, SFPP has cooperated fully with federal and state agencies and has worked diligently to remediate the affected areas. As of December 31,

2005, the remediation was substantially complete.

     Oakland, California

     In February 2005, we were contacted by the U.S. Coast Guard regarding a potential release of jet fuel in the Oakland, California area. Our northern

California team responded and discovered that one of our product pipelines had been damaged by a third party, which resulted in a release of jet fuel which migrated to the storm drain system and the Oakland estuary. We have coordinated the remediation of the impacts from this release, and are investigating the identity of the third party who damaged the pipeline in order to obtain contribution, indemnity, and to recover any damages associated with the rupture.

The United States Environmental Protection Agency, the San Francisco Bay

Regional Water Quality Control Board, the California Department of Fish and

Game, and possibly the County of Alameda are asserting civil penalty claims with respect to this release. We are currently in settlement negotiations with these agencies. We will vigorously contest any unsupported, duplicative or excessive civil penalty claims, but hope to be able to resolve the demands by each governmental entity through out-of-court settlements.

     Donner Summit, California

     In April 2005, our SFPP pipeline in Northern California, which transports refined petroleum products to Reno, Nevada, experienced a failure in the line from external damage, resulting in a release of product that affected a limited area adjacent to the pipeline near the summit of Donner Pass. The release was located on land administered by the Forest Service, an agency within the U.S.

Department of Agriculture. Initial remediation has been conducted in the immediate vicinity of the pipeline. All agency requirements have been met and the site will be closed upon completion of the remediation. We have received civil penalty claims on behalf of the United States Environmental Protection

Agency, the California Department of Fish and Game, and the Lahontan Regional

Water Quality Control Board. We are currently in settlement negotiations with these agencies. We will vigorously contest any unsupported, duplicative or excessive civil penalty claims, but hope to be able to resolve the demands by each governmental entity through out-of-court settlements.


     Baker, California

     In November 2004, near Baker, California, our CALNEV Pipeline experienced a failure in its pipeline from external damage, resulting in a release of gasoline that affected approximately two acres of land in the high desert administered by

The Bureau of Land Management, an agency within the U.S. Department of the

Interior. Remediation has been conducted and continues for product in the soils.

All agency requirements have been met and the site will be closed upon completion of the soil remediation. The State of California Department of Fish &

Game has alleged a small natural resource damage claim that is currently under review. CALNEV expects to work cooperatively with the Department of Fish & Game to resolve this claim.

     Henrico County, Virginia

     On April 17, 2006, Plantation Pipe Line Company, which transports refined petroleum products across the southeastern United States and which is 51.17%

owned and operated by us, experienced a pipeline release of turbine fuel from its 12-inch pipeline. The release occurred in a residential area and impacted adjacent homes, yards and common areas, as well as a nearby stream. The released product did not ignite and there were no deaths or injuries. Plantation estimates the amount of product released to be approximately 553 barrels.

Immediately following the release, the pipeline was shut down and emergency remediation activities were initiated. Remediation and monitoring activities are ongoing under the supervision of the United States Environmental Protection

Agency, referred to in this report as the EPA, and the Virginia Department of

Environmental Quality, referred to in this report as the VDEQ. In February 2007,

the VDEQ proposed a civil penalty of approximately $0.8 million in this matter,

and is also seeking reimbursement for oversight costs in amounts less than $0.1 million. Plantation is evaluating the VDEQ's penalty proposal and will engage the VDEQ in settlement discussions.

     Repairs to the pipeline were completed on April 19, 2006 with the approval of the United States Department of Transportation, Pipeline and Hazardous

Materials Safety Administration, referred to in this report as the PHMSA, and pipeline service resumed on April 20, 2006. On April 20, 2006, the PHMSA issued a corrective action order which, among other things, requires that Plantation maintain a 20% reduction in the operating pressure along the pipeline between the Richmond and Newington, Virginia pump stations while the cause is investigated and a remediation plan is proposed and approved by PHMSA. The cause of the release is related to an original pipe manufacturing seam defect.

     Dublin, California

     In June 2006, near Dublin, California, our SFPP pipeline, which transports refined petroleum products to San Jose, California, experienced a leak,

resulting in a release of product that affected a limited area along a recreation path known as the Iron Horse Trail. Product impacts were primarily limited to backfill of utilities crossing the pipeline. The release was located on land administered by Alameda County, California. Remediation and monitoring activities are ongoing under the supervision of The State of California

Department of Fish & Game. The cause of the release was outside force damage. We are currently investigating potential recovery against third parties.

     Soda Springs, California

     In August 2006, our SFPP pipeline, which transports refined petroleum products to Reno, Nevada, experienced a failure near Soda Springs, California,

resulting in a release of product that affected a limited area along Interstate

Highway 80. Product impacts were primarily limited to soil in an area between the pipeline and Interstate Highway 80. The release was located on land administered by Nevada County, California. Remediation and monitoring activities are ongoing under the supervision of The State of California Department of Fish

& Game and Nevada County. The cause of the release is currently under investigation.

     Rockies Express Pipeline LLC Wyoming Construction Incident

     On November 11, 2006, a bulldozer operated by an employee of Associated

Pipeline Contractors, Inc, (a third-party contractor to Rockies Express Pipeline

LLC, referred to in this report as REX, for construction of this segment of the new REX pipeline), struck an existing subsurface natural gas pipeline owned by

Wyoming Interstate


Company and operated by Colorado Interstate Gas Company, both subsidiaries of El

Paso Pipeline Group. The Wyoming Interstate Company pipeline was ruptured,

resulting in an explosion and fire. The incident occurred in a rural area approximately nine miles southwest of Cheyenne, Wyoming. The incident resulted in one fatality (the operator of the bulldozer) and there were no other reported injuries.

     The cause of the incident is under investigation by the PHMSA, as well as the Wyoming Occupational Safety and Health Administration. We are cooperating with both agencies. Immediately following the incident, REX and El Paso Pipeline

Group reached an agreement on a set of additional enhanced safety protocols designed to prevent the reoccurrence of such an incident. We have been contacted by attorneys representing the estate and the family of the deceased bulldozer operator regarding potential claims related to the incident. Although the internal and external investigations are currently ongoing, based upon presently available information, we believe that REX acted appropriately and in compliance with all applicable laws and regulations.

     Charlotte, North Carolina

     On November 27, 2006, the Plantation Pipeline experienced a release of approximately four thousand gallons of gasoline from a Plantation Pipe Line

Company block valve on a delivery line into a terminal owned by a third party company. Upon discovery of the release, Plantation immediately locked out the delivery of gasoline through that pipe to prevent further releases. Product had flowed onto the surface and into a nearby stream, which is a tributary of Paw

Creek, and resulted in loss of fish and other biota. Product recovery and remediation efforts were implemented immediately, including removal of product from the stream. Remediation efforts are continuing under the direction of the

North Carolina Department of Environment and Natural Resources, referred to in this report as the NCDENR, which issued a Notice of Violation and Recommendation of Enforcement against Plantation on January 8, 2007. Plantation continues to cooperate fully with the NCDENR, but does not believe that a penalty is warranted given the quality of Plantation's response efforts. The line was repaired and put back into service within a few days.

     Proposed Office of Pipeline Safety Civil Penalty and Compliance Order

     On July 15, 2004, the U.S. Department of Transportation's Pipeline and

Hazardous Materials Safety Administration (PHMSA) issued a proposed civil penalty and proposed compliance order concerning alleged violations of certain federal regulations concerning our products pipeline integrity management program. The violations alleged in the proposed order are based upon the results of inspections of our integrity management program at our products pipelines facilities in Orange, California and Doraville, Georgia conducted in April and

June of 2003, respectively. PHMSA sought to have us implement a number of changes to our integrity management program and also to impose a proposed civil penalty of approximately $0.3 million. An administrative hearing was held on

April 11 and 12, 2005, and a final order was issued on June 26, 2006. We have already addressed most of the concerns identified by PHMSA and continue to work with them to ensure that our integrity management program satisfies all applicable regulations. However, we are seeking clarification for portions of this order and have received an extension of time to allow for discussions.

Along with the extension, we reserved our right to seek reconsideration if needed. We have established a reserve for the $0.3 million proposed civil penalty. Subsequent to the 2004 inspection and order, most if not all findings have been addressed. We are currently waiting for the final report from PHMSA's

2006 reinspection of our Integrity Management Plan and we expect positive findings. This matter is not expected to have a material impact on our business,

financial position, results of operations or cash flows.

     Pipeline and Hazardous Materials Safety Administration Corrective Action

Order

     On August 26, 2005, we announced that we had received a corrective action order issued by the PHMSA. The corrective order instructs us to comprehensively address potential integrity threats along the pipelines that comprise our

Pacific operations. The corrective order focused primarily on eight pipeline incidents, seven of which occurred in the State of California. The PHMSA attributed five of the eight incidents to "outside force damage," such as third-party damage caused by an excavator or damage caused during pipeline construction.

     Following the issuance of the corrective order, we engaged in cooperative discussions with the PHMSA and we reached an agreement in principle on the terms of a consent agreement with the PHMSA, subject to the PHMSA's


obligation to provide notice and an opportunity to comment on the consent agreement to appropriate state officials pursuant to 49 USC Section 60112(c).

This comment period closed on March 26, 2006.

     On April 10, 2006, we announced the final consent agreement, which will,

among other things, require us to perform a thorough analysis of recent pipeline incidents, provide for a third-party independent review of our operations and procedural practices, and restructure our internal inspections program.

Furthermore, we have reviewed all of our policies and procedures and are currently implementing various measures to strengthen our integrity management program, including a comprehensive evaluation of internal inspection technologies and other methods to protect our pipelines. We expect to spend approximately $90 million on pipeline integrity activities for our Pacific operations' pipelines over the next five years. Of that amount, approximately

$26 million is related to this consent agreement. Currently, we have made all submittals required by the agreement schedule and all submittals have been found to be acceptable. We do not expect that our compliance with the consent agreement will have a material adverse effect on our business, financial position, results of operations or cash flows.

     Maricopa County, Arizona Order of Abatement by Consent

     On December 29, 2006, we received and executed an order of abatement by consent and settlement in the amount of $0.2 million with Maricopa County Air

Quality Department relating to a several notices of violations associated with our Pacific operations' pipeline terminal in Phoenix, Arizona.

     General

     Although no assurances can be given, we believe that we have meritorious defenses to all of these actions. Furthermore, to the extent an assessment of the matter is possible, if it is probable that a liability has been incurred and the amount of loss can be reasonably estimated, we believe that we have established an adequate reserve to cover potential liability. We also believe that these matters will not have a material adverse effect on our business,

financial position, results of operations or cash flows.

     Environmental Matters

     ExxonMobil Corporation v. GATX Corporation, Kinder Morgan Liquids

Terminals, Inc. and ST Services, Inc.

     On April 23, 2003, ExxonMobil Corporation filed a complaint in the

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

ST Services, Inc. Prior to selling the terminal to GATX Terminals, ExxonMobil performed the environmental site assessment of the terminal required prior to sale pursuant to state law. During the site assessment, ExxonMobil discovered items that required remediation and the New Jersey Department of Environmental

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

Terminals was sold to us, GATX Terminals' indemnification obligations, if any,

to ST Services may have passed to us. Consequently, at issue is any indemnification obligation we may owe to ST Services for environmental remediation of MTBE at the terminal. The complaint seeks any and all damages related to remediating MTBE at the terminal, and, according to the New Jersey

Spill Compensation and Control Act, treble damages may be available for actual dollars incorrectly spent by the successful party in the lawsuit for remediating

MTBE at the terminal. The parties have completed limited discovery. In October

2004, the judge assigned to the case dismissed himself from the case based on a conflict, and the new judge has ordered the parties to participate in mandatory mediation. The parties participated in a mediation session on November 2, 2005 but no resolution was reached regarding the claims set out in the lawsuit. At this time, the mediation judge is working with a technical consultant and reviewing reports of scientific studies conducted at the site. We anticipate that there will be another mediation session during the second quarter of 2007.


     The City of Los Angeles v. Kinder Morgan Energy Partners, L.P.; Kinder

Morgan Liquids Terminals LLC; Kinder Morgan Tank Storage Terminals LLC;

Continental Oil Company; Chevron Corporation, California Superior Court, County

of Los Angeles, Case No. NC041463.

     We are and some of our subsidiaries are defendants in a lawsuit filed in

2005 captioned The City of Los Angeles v. Kinder Morgan Energy Partners, L.P.;

Kinder Morgan Liquids Terminals LLC; Kinder Morgan Tank Storage Terminals LLC;

Continental Oil Company; Chevron Corporation, California Superior Court, County

of Los Angeles, Case No. NC041463. The suit involves claims for environmental cleanup costs and rent at the former Los Angeles Marine Terminal in the Port of

Los Angeles. Plaintiff alleges that terminal cleanup costs could approach $18 million; however, Kinder Morgan believes that the clean up costs should be substantially less and that cleanup costs must be apportioned among all the parties to the litigation. Plaintiff also alleges that it is owed approximately

$2.8 million in past rent and an unspecified amount for future rent; however, we believe that previously paid rents will offset some of the plaintiff's rent claim and that we have certain defenses to the payment of rent allegedly owed.

The lawsuit is set for trial in October 2007.

     Currently, this lawsuit is still in a preliminary stage of discovery, and the parties to the lawsuit have engaged environmental consultants to investigate environmental conditions at the terminal and to consider remedial options for those conditions. The California Regional Water Quality Control Board is the

regulatory agency overseeing the environmental investigation and expected remedial work at the terminal, having issued formal directives to Kinder Morgan,

plaintiff and the other defendants in the lawsuit to investigate terminal contamination and to propose a remedial action plan to address that contamination. We are supporting a lower cost cleanup that will meet state and federal regulatory requirements. We will vigorously defend these matters and believe that the outcome will not have a material adverse effect on us.

     Other Environmental

     Our Kinder Morgan Transmix Company has been in discussions with the United

States Environmental Protection Agency regarding allegations by the EPA that it violated certain provisions of the Clean Air Act and the Resource Conservation &

Recovery Act. Specifically, the EPA claims that we failed to comply with certain sampling protocols at our Indianola, Pennsylvania transmix facility in violation of the Clean Air Act's provisions governing fuel. The EPA further claims that we improperly accepted hazardous waste at our transmix facility in Indianola.

Finally, the EPA claims that we failed to obtain batch samples of gasoline produced at our Hartford (Wood River), Illinois facility in 2004. In addition to injunctive relief that would require us to maintain additional oversight of our quality assurance program at all of our transmix facilities, the EPA is seeking monetary penalties of $0.6 million.

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

     We are currently involved in several governmental proceedings involving air, water and waste violations issued by various governmental authorities related to compliance with environmental regulations. As we receive notices of non-compliance, we negotiate and settle these matters. We do not believe that these violations will have a material adverse affect on our business.

     We are also currently involved in several governmental proceedings involving groundwater and soil remediation efforts under administrative orders or related state remediation programs issued by various regulatory authorities related to compliance with environmental regulations associated with our assets.

We have established a reserve to address the costs associated with the cleanup.


     In addition, we are involved with and have been identified as a potentially responsible party in several federal and state superfund sites. Environmental reserves have been established for those sites where our contribution is probable and reasonably estimable. In addition, we are from time to time involved in civil proceedings relating to damages alleged to have occurred as a result of accidental leaks or spills of refined petroleum products, natural gas liquids, natural gas and carbon dioxide.

     See "--Pipeline Integrity and Ruptures" above for information with respect to the environmental impact of recent ruptures of some of our pipelines.

     Although no assurance can be given, we believe that the ultimate resolution of the environmental matters set forth in this note will not have a material adverse effect on our business, financial position, results of operations or cash flows. However, we are not able to reasonably estimate when the eventual settlements of these claims will occur. Many factors may change in the future affecting our reserve estimates, such as regulatory changes, groundwater and land use near our sites, and changes in cleanup technology. As of December 31,

2006, we have accrued an environmental reserve of $61.6 million.

     Other

     We are a defendant in various lawsuits arising from the day-to-day operations of our businesses. Although no assurance can be given, we believe,

based on our experiences to date, that the ultimate resolution of such items will not have a material adverse impact on our business, financial position,

results of operations or cash flows.

17.  Regulatory Matters

     The tariffs we charge for transportation on our interstate common carrier pipelines are subject to rate regulation by the Federal Energy Regulatory

Commission, referred to in this report as the FERC, under the Interstate

Commerce Act. The Interstate Commerce Act requires, among other things, that interstate petroleum products pipeline rates be just and reasonable and nondiscriminatory. Pursuant to FERC Order No. 561, effective January 1, 1995,

interstate petroleum products pipelines are able to change their rates within prescribed ceiling levels that are tied to an inflation index. FERC Order No.

561-A, affirming and clarifying Order No. 561, expanded the circumstances under which interstate petroleum products pipelines may employ cost-of-service ratemaking in lieu of the indexing methodology, effective January 1, 1995. For each of the years ended December 31, 2006, 2005 and 2004, the application of the indexing methodology did not significantly affect tariff rates on our interstate petroleum products pipelines.

     FERC Order No. 2004

     On November 25, 2003, the FERC issued Order No. 2004, adopting new

Standards of Conduct to become effective February 9, 2004. Every interstate natural gas pipeline was required to file a compliance plan by that date and was required to be in full compliance with the Standards of Conduct by June 1, 2004.

The primary change from existing regulation was to make such standards applicable to an interstate natural gas pipeline's interaction with many more affiliates (referred to as "energy affiliates"), including intrastate/Hinshaw natural gas pipelines (in general, a Hinshaw pipeline is a pipeline that receives gas at or within a state boundary, is regulated by an agency of that state, and all the gas it transports is consumed within that state), processors and gatherers and any company involved in natural gas or electric markets

(including natural gas marketers) even if they do not ship on the affiliated interstate natural gas pipeline. Local distribution companies were excluded,

however, if they do not make sales to customers not physically attached to their system. The Standards of Conduct require, among other things, separate staffing of interstate pipelines and their energy affiliates (but support functions and senior management at the central corporate level may be shared) and strict limitations on communications from an interstate pipeline to an energy affiliate.

     On April 16, 2004, the FERC issued Order No. 2004-A. The FERC extended the effective date of the new Standards of Conduct from June 1, 2004, to September

1, 2004, and provided further clarification in several areas.


     On February 19, 2004, Kinder Morgan Interstate Gas Transmission LLC and

Trailblazer Pipeline Company and the affiliated interstate pipelines owned by

KMI filed exemption requests with the FERC so that affiliated Hinshaw and intrastate pipelines would not be considered energy affiliates. On July 21,

2004, Kinder Morgan Interstate Gas Transmission LLC and Trailblazer Pipeline

Company filed an alternative approach with respect to its exemption requests,

seeking relief from the independent functioning and information disclosure requirements of Order 2004, subject to the separation of the commodity related functions of the intrastate pipelines and KMI's retail operations from the transportation functions of the intrastate pipelines/retail operations and the interstate pipelines that were shared. The exemption requests proposed to treat as energy affiliates, within the meaning of Order 2004, two groups of employees:

     o    individuals in the Choice Gas Commodity Group within KMI's retail operations; and

     o    commodity sales and purchase personnel within our Texas intrastate natural gas operations.

     Order 2004 regulations governing relationships between interstate pipelines and their energy affiliates would apply to relationships with these two discrete groups. Under these proposals, certain critical operating functions could continue to be shared.

     On August 2, 2004, the FERC issued Order No. 2004-B. In this order, the

FERC extended the effective date of the new Standards of Conduct from September

1, 2004 to September 22, 2004.

     On September 20, 2004, the FERC issued an order which conditionally granted the July 21, 2004 joint requests for limited exemptions from the requirements of the Standards of Conduct described above. In that order, the FERC directed

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

     We have implemented compliance with the Standards of Conduct as of

September 22, 2004, subject to the exemptions described above. Compliance includes, among other things, the posting of compliance procedures and organizational information for each interstate pipeline on its Internet website,

the posting of discount and tariff discretion information and the implementation of independent functioning for energy affiliates not covered by the prior paragraph (electric and gas gathering, processing or production affiliates).

     On December 21, 2004, the FERC issued Order No. 2004-C. In this order, the

FERC granted rehearing on certain issues and also clarified certain provisions in the previous FERC 2004 orders. The primary impact on us from Order 2004-C is the granting of rehearing allowing local distribution companies to participate in hedging activity related to on-system sales and still qualify for exemption from being an energy affiliate.

     By an order issued on April 19, 2005, the FERC accepted the compliance plans filed by us without modification, but subject to further clarification as to the intrastate group in three areas:

     o    further description and explanation of the information or events relating to intrastate pipeline business that the shared transmission function personnel may discuss with our commodity sales and purchase personnel within our Texas intrastate natural gas operations;

     o    additional posting of organizational information about the commodity sales and purchase personnel within our Texas intrastate natural gas operations; and

     o    clarification that the president of our intrastate natural gas pipeline group has received proper training and will not be a conduit for improperly sharing transmission or customer information with our commodity sales and purchase personnel within our Texas intrastate natural gas operations.


     The Kinder Morgan interstate pipelines made a compliance filing on May 18,

2005. On July 20, 2006, the FERC accepted our May 19, 2005 compliance filing under Order No. 2004. On November 17, 2006, the United States Court of Appeals

for the District of Columbia Circuit, in Docket No. 04-1183, vacated FERC Orders

2004, 2004-A, 2004-B, 2004-C, and 2004-D as applied to natural gas pipelines,

and remanded these same orders back to the FERC.

     On January 9, 2007, the FERC issued an Interim Rule, effective January 9,

2007, in response to the court's action. In the Interim Rule, the FERC readopted the Standards of Conduct, but revised or clarified with respect to issues which had been appealed to the court. Specifically, the following changes were made:

     o    the Standards of Conduct apply only to the relationship between interstate gas transmission pipelines and their marketing affiliates,

          not their energy affiliates;

     o    all risk management personnel can be shared;

     o    the requirement to post discretionary tariff actions was eliminated

          (but interstate gas pipelines must still maintain a log of discretionary tariff waivers);

     o    lawyers providing legal advice may be shared employees; and

     o    new interstate gas transmission pipelines are not subject to the

          Standards of Conduct until they commence service.

     The FERC clarified that all exemptions and waivers issued under Order 2004 remain in effect. On January 18, 2007, the FERC issued a notice of proposed rulemaking seeking comments regarding whether or not the Interim Rule should be made permanent for natural gas transmission providers.

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

Negotiated rates based on commodity price indices in existing contracts will be permitted to remain in effect until the end of the contract period for which such rates were negotiated. Moreover, in subsequent orders in individual pipeline cases, the FERC has allowed negotiated rate transactions using pricing indices so long as revenue is capped by the applicable maximum rate(s). In a

FERC order on rehearing and clarification issued January 19, 2006, the FERC modified its previous policy statement and now will again permit the use of gas commodity basis differentials in negotiated rate transactions without regard to rate or revenue caps. On March 23, 2006, the FERC dismissed rehearing requests and denied requests for clarification--all related to the January 19, 2006 order.

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

     On June 30, 2005, the FERC issued an order providing guidance to the industry on accounting for costs associated with pipeline integrity management requirements. The order is effective prospectively from January 1, 2006. Under the order, the costs to be expensed as incurred include those to:


     o    prepare a plan to implement the program;

     o    identify high consequence areas;

     o    develop and maintain a record keeping system; and

     o    inspect affected pipeline segments.

     The costs of modifying the pipeline to permit in-line inspections, such as installing pig launchers and receivers, are to be capitalized, as are certain costs associated with developing or enhancing computer software or to add or replace other items of plant.

     The Interstate Natural Gas Association of America, referred to in this report as INGAA, sought rehearing of the FERC's June 30, 2005 order. The FERC denied INGAA's request for rehearing on September 19, 2005. On December 15,

2005, INGAA filed with the United States Court of Appeals for the District of

Columbia Circuit, in Docket No. 05-1426, a petition for review asking the court whether the FERC lawfully ordered that interstate pipelines subject to FERC rate regulation and related accounting rules must treat certain costs incurred in complying with the Pipeline Safety Improvement Act of 2002, along with related pipeline testing costs, as expenses rather than capital items for purposes of complying with the FERC's regulatory accounting regulations. On May 10, 2006,

the court issued an order establishing a briefing schedule. Under the schedule,

INGAA filed its initial brief on June 23, 2006. Both the FERC's and INGAA's reply briefs have been filed. Oral argument at the Court of Appeals was held

January 16, 2007.

     Due to the implementation of this FERC order on January 1, 2006, our

FERC-regulated natural gas pipelines expensed certain pipeline integrity management program costs that would have been capitalized. Also, beginning in the third quarter of 2006, our Texas intrastate natural gas pipeline group and the operations included in our Products Pipelines and CO2 business segments began recognizing certain costs incurred as part of their pipeline integrity management program as operating expense in the period incurred, and in addition,

recorded an expense for costs previously capitalized during the first six months of 2006. For the year 2006 compared to 2005, this change resulted in operating expense increases of approximately $4.4 million for our Texas intrastate gas group, $20.1 million for our Products Pipelines business segment, and $1.7 million for our CO2 business segment. Combined, this change did not have a material impact on our financial position, results of operations, or cash flows for the 2006 annual period and did not have any material effect to prior periods. In addition, due to the fact that these amounts were not capitalized,

but instead charged to expense, our 2006 sustaining capital expenditures were reduced by similar amounts.

     Selective Discounting

     On November 22, 2004, the FERC issued a notice of inquiry seeking comments on its policy of selective discounting. Specifically, the FERC requested parties to submit comments and respond to inquiries regarding the FERC's practice of permitting pipelines to adjust their ratemaking throughput downward in rate cases to reflect discounts given by pipelines for competitive reasons - when the discount is given to meet competition from another gas pipeline. By an order issued on May 31, 2005, the FERC reaffirmed its existing policy on selective discounting by interstate pipelines without change. Several entities filed for rehearing; however, by an order issued on November 17, 2005, the FERC denied all requests for rehearing. On January 9, 2006, a petition for judicial review of the FERC's May 31, 2005 and November 17, 2005 orders was filed by the Northern

Municipal District Group/Midwest Region Gas Task Force Association.

     Index of Customer Audit

     On July 14, 2005, the FERC commenced an audit of TransColorado Gas

Transmission Company, as well as a number of other interstate gas pipelines, to test compliance with the FERC's requirements related to the filing and posting of the Index of Customers report. On September 21, 2005, the FERC's staff issued a draft audit report which cited two minor issues with TransColorado's Index of

Customers filings and postings. Subsequently, on October 11, 2005, the FERC issued a final order which closed its examination, citing the minor issues contained in its draft report and approving the corrective actions planned or already taken by TransColorado. TransColorado has


implemented corrective actions and has applied those actions to its most recent

Index of Customer filing, dated October 1, 2005. No further compliance action is expected and TransColorado anticipates operating in compliance with applicable

FERC rules regarding the filing and posting of its future Index of Customers reports.

     Notice of Proposed Rulemaking - Market Based Storage Rates

     On December 22, 2005, the FERC issued a notice of proposed rulemaking to amend its regulations by establishing two new methods for obtaining market based rates for underground natural gas storage services. First, the FERC proposed to modify its market power analysis to better reflect competitive alternatives to storage. Doing so would allow a storage applicant to include other storage services as well as non-storage products such as pipeline capacity, local production, or liquefied natural gas supply in its calculation of market concentration and its analysis of market share. Secondly, the FERC proposed to modify its regulations to permit the FERC to allow market based rates for new storage facilities even if the storage provider is unable to show that it lacks market power. Such modifications would be allowed provided the FERC finds that the market based rates are in the public interest, are necessary to encourage the construction of needed storage capacity, and that customers are adequately protected from the abuse of market power.

     On June 19, 2006, FERC issued Order No. 678 allowing for broader market-based pricing of storage services. The rule expands the alternatives that can be considered in evaluating competition, provides that market-based pricing may be available even when market power is present (if market-based pricing is needed to stimulate development), and treats expansions of existing storage facilities similar to new storage facilities. The order became effective July

27, 2006.

     On November 16, 2006, the FERC issued its order on rehearing, clarifying that it would consider whether additional reporting is appropriate on a case-by-case basis to ensure that customer protections remain adequate over time, but denying rehearing in all other respects.

     Notice of Inquiry - Financial Reporting

     On February 15, 2007, the FERC issued a notice of inquiry seeking comment on the need for changes or revisions to the FERC's reporting requirements contained in the financial forms for gas and oil pipelines and electric utilities.

     Natural Gas Pipeline Expansion Filings

     TransColorado Pipeline

     On June 23, 2006, in FERC Docket No. CP06-401-000, TransColorado Gas

Transmission Company filed an application for authorization to construct and operate certain facilities comprising its proposed "Blanco-Meeker Expansion

Project." Upon implementation, this project will facilitate the transportation of up to approximately 250 million cubic feet per day of natural gas from the

Blanco Hub area in San Juan County, New Mexico through TransColorado's existing interstate pipeline for delivery to the Rockies Express Pipeline at an existing point of interconnection located in the Meeker Hub in Rio Blanco County,

Colorado.

     Kinder Morgan Louisiana Pipeline

     On September 8, 2006, in FERC Docket No. CP06-449-000, we filed an application with the FERC requesting approval to construct and operate our

Kinder Morgan Louisiana Pipeline. The pipeline will extend approximately 135 miles from Cheniere's Sabine Pass liquefied natural gas terminal in Cameron

Parish, Louisiana, to various delivery points in Louisiana and will provide interconnects with many other natural gas pipelines, including KMI's Natural Gas

Pipeline Company of America. The project is supported by fully subscribed capacity and long-term customer commitments with Chevron and Total. The entire approximately $500 million project is expected to be in service in the second quarter of 2009.


18.  Recent Accounting Pronouncements

     SFAS No. 123R

     On December 16, 2004, the Financial Accounting Standards Board issued SFAS

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

     For us, this Statement became effective January 1, 2006. However, we have not granted common unit options or made any other share-based payment awards since May 2000, and as of December 31, 2005, all outstanding options to purchase our common units were fully vested. Therefore, the adoption of this Statement did not have an effect on our consolidated financial statements due to the fact that we have reached the end of the requisite service period for any compensation cost resulting from share-based payments made under our common unit option plan.

     FIN 47

     In March 2005, the Financial Accounting Standards Board issued

Interpretation (FIN) No. 47, "Accounting for Conditional Asset Retirement

Obligations--an interpretation of FASB Statement No. 143". This interpretation clarifies that the term "conditional asset retirement obligation" as used in

SFAS No. 143, "Accounting for Asset Retirement Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and (or)

method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and

(or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event.

     Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred-generally upon acquisition, construction, or development and (or)

through the normal operation of the asset. Uncertainty about the timing and (or)

method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This

Interpretation was effective December 31, 2005, for us, and the adoption of this

Interpretation had no effect on our consolidated financial statements.

     SFAS No. 154

     On June 1, 2005, the FASB issued SFAS No. 154, "Accounting Changes and

Error Corrections." This Statement replaces Accounting Principles Board Opinion

No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in

Interim Financial Statements." SFAS No. 154 applies to all voluntary changes in


accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle.

     SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. In contrast, APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. The FASB believes the provisions of SFAS No. 154 will improve financial reporting because its requirement to report voluntary changes in accounting principles via retrospective application, unless impracticable, will enhance the consistency of financial information between periods.

     The provisions of this Statement are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005

(January 1, 2006 for us). The Statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this Statement. Adoption of this Statement did not have any immediate effect on our consolidated financial statements, and we will apply this guidance prospectively.

     EITF 04-5

     In June 2005, the Emerging Issues Task Force reached a consensus on Issue

No. 04-5, or EITF 04-5, "Determining Whether a General Partner, or the General

Partners as a Group, Controls a Limited Partnership or Similar Entity When the

Limited Partners Have Certain Rights." EITF 04-5 provides guidance for purposes of assessing whether certain limited partners rights might preclude a general partner from controlling a limited partnership.

     Nonetheless, as a result of EITF 04-5, as of January 1, 2006, our financial statements are consolidated into the consolidated financial statements of KMI.

Notwithstanding the consolidation of our financial statements into the consolidated financial statements of KMI pursuant to EITF 04-5, KMI is not liable for, and its assets are not available to satisfy, the obligations of us and/or our subsidiaries and vice versa. Responsibility for payments of obligations reflected in our or KMI's financial statements is a legal determination based on the entity that incurs the liability. The determination of responsibility for payment among entities in our consolidated group of subsidiaries was not impacted by the adoption of EITF 04-5.

     SFAS No. 155

     On February 16, 2006, the FASB issued SFAS No. 155, "Accounting for Certain

Hybrid Financial Instruments." This Statement amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 140, "Accounting

for Transfers and Servicing of Financial Assets and Extinguishments of

Liabilities." The Statement improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for these instruments. Specifically, it allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis.

     The provisions of this Statement are effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006 (January 1, 2007 for us). Adoption of

this Statement did not have an effect on our consolidated financial statements.

     SFAS No. 156

     On March 17, 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets." This Statement amends SFAS No. 140 and simplifies the accounting for servicing assets and liabilities, such as those common with mortgage securitization activities. Specifically, this Statement addresses the recognition and measurement of separately recognized servicing assets and liabilities, and provides an approach to simplify efforts to obtain hedge-like

(offset) accounting by permitting a servicer that uses derivative financial instruments to offset risks on servicing to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute--fair value. For us, this Statement became effective

January 1, 2007. Adoption of this Statement did not have an effect on our consolidated financial statements.


     EITF 06-3

     On June 28, 2006, the FASB ratified the consensuses reached by the Emerging

Issues Task Force on EITF 06-3, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That

is, Gross versus Net Presentation)." According to the provisions of EITF 06-3:

     o    taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer may include, but are not limited to, sales, use, value added, and some excise taxes; and

     o    that the presentation of such taxes on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed pursuant to

          Accounting Principles Board Opinion No. 22 (as amended) "Disclosure of

          Accounting Policies." In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The disclosure of those taxes can be done on an aggregate basis.

     EITF 06-3 should be applied to financial reports for interim and annual reporting periods beginning after December 15, 2006 (January 1, 2007 for us).

Because the provisions of EITF 06-3 require only the presentation of additional disclosures on a prospective basis, the adoption of EITF 06-3 did not have an effect on our consolidated financial statements.

     FIN 48

     In June 2006, the FASB issued Interpretation (FIN) No. 48, "Accounting for

Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109." This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No.

109, "Accounting for Income Taxes." This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties,

accounting in interim periods, disclosure, and transition. For us, this

Interpretation was effective January 1, 2007, and the adoption of this

Interpretation had no effect on our consolidated financial statements.

     SAB 108

     In September 2006, the Securities and Exchange Commission issued Staff

Accounting Bulletin No. 108. This Bulletin requires a "dual approach" for quantifications of errors using both a method that focuses on the income statement impact, including the cumulative effect of prior years' misstatements,

and a method that focuses on the period-end balance sheet. For us, SAB No. 108 was effective January 1, 2007. The adoption of this Bulletin did not have a material impact on our consolidated financial statements, and we will apply this guidance prospectively.

     SFAS No. 157

     On September 15, 2006, the FASB issued SFAS No. 157, "Fair Value

Measurements." This Statement defines fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. It addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles and, as a result, there is now a common definition of fair value to be used throughout generally accepted accounting principles.

     This Statement applies to other accounting pronouncements that require or permit fair value measurements; the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute.

Accordingly, this Statement does not require any new fair value measurements;

however, for some entities the application of this Statement will change current practice. The changes to current practice resulting from the application of this

Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements.


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

Statement is initially applied. We are currently reviewing the effects of this

Statement.

     SFAS No. 158

     On September 29, 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB

Statement Nos. 87, 88, 106 and 132(R)." This Statement requires an employer to:

     o    recognize the overfunded or underfunded status of a defined benefit pension plan or postretirement benefit plan (other than a

          multiemployer plan) as an asset or liability in its statement of financial position;

     o    measure a plan's assets and its obligations that determine its funded status as of the end of the employer's fiscal year (with limited exceptions), and to disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition assets or obligations; and

     o    recognize changes in the funded status of a plan in the year in which the changes occur through comprehensive income.

     Past accounting standards only required an employer to disclose the complete funded status of its plans in the notes to the financial statements.

Recognizing the funded status of a company's benefit plans as a net liability or asset on its balance sheet will require an offsetting adjustment to "Accumulated other comprehensive income/loss" in shareholders' equity ("Partners' Capital"

for us). SFAS No. 158 does not change how pensions and other postretirement benefits are accounted for and reported in the income statement--companies will continue to follow the existing guidance in previous accounting standards.

Accordingly, the amounts to be recognized in "Accumulated other comprehensive income/loss" representing unrecognized gains/losses, prior service costs/credits, and transition assets/obligations will continue to be amortized under the existing guidance. Those amortized amounts will continue to be reported as net periodic benefit cost in the income statement. Prior to SFAS No.

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

2006 (December 31, 2006 for us). In the year that the recognition provisions of this Statement are initially applied, an employer is required to disclose, in the notes to the annual financial statements, the incremental effect of applying this Statement on individual line items in the year-end statement of financial position. For us, the adoption of this part of SFAS No. 158 did not have a material effect on our statement of financial position as of December 31, 2006.

For more information on our pensions and other post-retirement benefit plans,

and our disclosures regarding the provisions of this Statement, please see Note

10.

     In addition, the requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008 (December 31, 2008 for us). In the year that the measurement date provisions of this Statement are initially applied, a business entity is required to disclose the separate adjustments of retained earnings ("Partners' Capital" for us) and "Accumulated other comprehensive income/loss" from applying this Statement. While earlier application of the recognition of measurement date provisions is allowed, we have opted not to adopt this part of the Statement early.

     SFAS No. 159

     On February 15, 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." This Statement provides companies with an option to report selected financial assets and


liabilities at fair value. The Statement's objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The

Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.

     SFAS No. 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company's choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet.

The Statement does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157, discussed above, and SFAS No. 107

"Disclosures about Fair Value of Financial Instruments."

     This Statement is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007 (January 1, 2008 for us). Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157. We are currently reviewing the effects of this Statement.

19.   Quarterly Financial Data (Unaudited)




                                                                         Basic         Diluted

                              Operating    Operating                  Net Income     Net Income

                              Revenues      Income      Net Income     per Unit       per Unit

                             ----------    ---------    ----------    ----------     ----------

                                            (In thousands, except per unit amounts)

2006


     First Quarter......     $2,391,601    $ 305,194    $  246,709    $     0.53     $    0.53

     Second Quarter.....      2,196,488      311,839       247,061          0.53          0.53

     Third Quarter......      2,273,433      302,227       223,818          0.40          0.40

     Fourth Quarter.....      2,093,061      336,874       254,555          0.59          0.59

2005

     First Quarter......     $1,971,932    $ 268,977    $  223,621    $     0.54     $    0.54

     Second Quarter.....      2,126,355      275,129       221,826          0.50          0.50

     Third Quarter......      2,631,254      298,611       245,387          0.58          0.57

     Fourth Quarter(a)..      3,057,587      170,805       121,393         (0.02)        (0.02)



---------------

(a)     2005 fourth quarter includes an expense of $105.0 million attributable to an increase in our reserves related to our Pacific operations' rate case liability.

20. Supplemental Information on Oil and Gas Producing Activities (Unaudited)

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

     Our capitalized costs consisted of the following (in thousands):

          Capitalized Costs Related to Oil and Gas Producing Activities

                                                        December 31,

                                             ----------------------------------

Consolidated Companies(a)                       2006        2005         2004

                                             ----------  ----------  ----------

Wells and equipment, facilities and other.   $1,369,534  $1,097,863  $  815,311

Leasehold.................................      347,394     320,702     315,100

                                             ----------  ----------  ----------

Total proved oil and gas properties.......    1,716,928   1,418,565   1,130,411

Accumulated depreciation and depletion....     (470,245)   (303,284)   (174,802)

                                             ----------  ----------  ----------

Net capitalized costs.....................   $1,246,683  $1,115,281  $  955,609

                                             ==========  ==========  ==========

--------------


(a)  Amounts relate to Kinder Morgan CO2 Company, L.P. and its consolidated subsidaries. Includes capitalized asset retirement costs and associated accumulated depreciation. There are no capitalized costs associated with unproved oil and gas properties for the periods reported.

     Our costs incurred for property acquisition, exploration and development were as follows (in thousands):

      Costs Incurred in Exploration, Property Acquisitions and Development

                                                   Year Ended December 31,

                                             ----------------------------------

Consolidated Companies(a)                        2006       2005        2004

                                             ----------  ----------  ----------

Property Acquisition

  Proved oil and gas properties...........   $   36,585  $    6,426  $        -

Development...............................      261,777     281,728     293,671

----------

(a)  Amounts relate to Kinder Morgan CO2 Company, L.P. and its consolidated subsidaries. There are no capitalized costs associated with unproved oil and gas properties for the periods reported. All capital expenditures were made to develop our proved oil and gas properties and no exploration costs were incurred for the periods reported.

     Our results of operations from oil and gas producing activities for each of the years 2006, 2005 and 2004 are shown in the following table (in thousands):

           Results of Operations for Oil and Gas Producing Activities

                                                   Year Ended December 31,

                                              ---------------------------------

Consolidated Companies(a)                        2006        2005        2004

                                              ---------   ---------   ---------

Revenues(b)................................   $ 524,745   $ 469,149   $ 361,809

Expenses:

Production costs...........................     208,868     159,640     131,501

Other operating expenses(c)................      66,411      58,978      44,043

Depreciation, depletion and

    amortization expenses..................     169,439     130,485     104,147

                                              ---------   ---------   ---------

  Total expenses...........................     444,718     349,103     279,691

                                              ---------   ---------   ---------

Results of operations for oil

    and gas producing activities...........   $  80,027   $ 120,046   $  82,118

                                              =========   =========   =========

----------

(a)  Amounts relate to Kinder Morgan CO2 Company, L.P. and its consolidated subsidaries.

(b)  Revenues include losses attributable to our hedging contracts of $441.7 million, $374.3 million and $181.8 million for the years ended December 31,

     2006, 2005 and 2004, respectively.

(c)  Consists primarily of carbon dioxide expense.

     The table below represents estimates, as of December 31, 2006, of proved crude oil, natural gas liquids and natural gas reserves prepared by Netherland,

Sewell and Associates, Inc. (independent oil and gas consultants) of Kinder

Morgan CO2 Company, L.P. and its consolidated subsidiaries' interests in oil and gas properties, all of which are located in the State of Texas. This data has been prepared using constant prices and costs, as discussed in subsequent paragraphs of this document. The estimates of reserves and future revenue in this document conforms to the guidelines of the United States Securities and

Exchange Commission.

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


infrastructure under current operating conditions. Proved undeveloped reserves require additional investments in wells and related infrastructure in order to recover the production.

     During 2006, we filed estimates of our oil and gas reserves for the year

2005 with the Energy Information Administration of the U. S. Department of

Energy on Form EIA-23. The data on Form EIA-23 was presented on a different basis, and included 100% of the oil and gas volumes from our operated properties only, regardless of our net interest. The difference between the oil reserves reported on Form EIA-23 and those reported in this report exceeds 5%.

                          Reserve Quantity Information

                                                  Consolidated Companies(a)

                                               -------------------------------

                                               Crude Oil    NGLs      Nat. Gas

                                                (MBbls)    (MBbls)    (MMcf)(b)

                                               ---------   --------   --------

Proved developed and undeveloped reserves:

As of December 31, 2003....................      116,608     16,263      3,293

  Revisions of previous estimates..........       19,030      5,350       (120)

  Production...............................      (11,907)    (1,368)    (1,583)

                                               ---------   --------   --------

As of December 31, 2004....................      123,731     20,245      1,590

  Revisions of previous estimates..........        9,807     (4,278)     1,608

  Improved Recovery........................       21,715      4,847        242

  Production...............................      (13,815)    (1,920)    (1,335)

  Purchases of reserves in place...........          513         89         48

                                               ---------   --------   --------

As of December 31, 2005....................      141,951     18,983      2,153

  Revisions of previous estimates..........       (4,615)    (6,858)    (1,408)

  Production...............................      (13,811)    (1,817)      (461)

  Purchases of reserves in place...........          453         25          7

                                               ---------   --------   --------

As of December 31, 2006....................      123,978     10,333        291

                                               =========   ========   ========

Proved developed reserves:

As of December 31, 2003....................       64,879      8,160      2,551

As of December 31, 2004....................       71,307      8,873      1,357

As of December 31, 2005....................       78,755      9,918      1,650

As of December 31, 2006....................       69,073      5,877        291

----------

(a)  Amounts relate to Kinder Morgan CO2 Company, L.P. and its consolidated subsidaries.

(b)  Natural gas reserves are computed at 14.65 pounds per square inch absolute and 60 degrees fahrenheit.

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

     Our standardized measure of discounted future net cash flows from proved reserves were as follows (in thousands):


          Standardized Measure of Discounted Future Net Cash Flows From

                           Proved Oil and Gas Reserves




                                                           As of December 31,

                                                 ----------------------------------------

Consolidated Companies(a)                            2006          2005          2004

                                                 -----------   -----------   -----------


Future cash inflows from production............  $ 7,534,688   $ 9,150,576   $ 5,799,658

Future production costs........................   (2,617,904)   (2,756,535)   (1,935,597)

Future development costs(b)....................   (1,256,730)     (869,034)     (502,172)

                                                 -----------   -----------   -----------

  Undiscounted future net cash flows...........    3,660,054     5,525,007     3,361,889

10% annual discount............................   (1,452,215)   (2,450,002)   (1,316,923)

                                                 -----------   -----------   -----------

  Standardized measure of discounted

    future net cash flows......................  $ 2,207,839   $ 3,075,005   $ 2,044,966

                                                 ===========   ===========   ===========



----------

(a)  Amounts relate to Kinder Morgan CO2 Company, L.P. and its consolidated subsidaries.

(b)  Includes abandonment costs.

     The following table represents our estimate of changes in the standardized measure of discounted future net cash flows from proved reserves (in thousands):

  Changes in the Standardized Measure of Discounted Future Net Cash Flows From

                           Proved Oil and Gas Reserves




Consolidated Companies(a)                                    2006           2005          2004

                                                         ------------   -----------   -----------


Present value as of January 1.........................   $ 3,075,005    $ 2,044,966   $ 1,407,815

  Changes during the year:

    Revenues less production and other costs(b).......      (689,984)      (624,413)     (368,083)

    Net changes in prices, production and other

       costs(b).......................................      (123,009)     1,013,448       506,078

    Development costs incurred........................       261,777        281,728       293,671

    Net changes in future development costs...........      (445,955)      (492,307)     (270,114)

    Purchases of reserves in place....................         3,175          9,413            --

    Revisions of previous quantity estimates..........      (179,462)        51,063       396,946

    Improved Recovery.................................            --        587,537            --

    Accretion of discount.............................       307,391        204,412       136,939

    Timing differences and other......................        (1,099)          (842)      (58,286)

                                                         ------------   -----------   -----------

  Net change for the year.............................      (867,166)     1,030,039       637,151

                                                         ------------   -----------   -----------

Present value as of December 31.......................   $ 2,207,839    $ 3,075,005   $ 2,044,966

                                                         ===========    ===========   ===========

----------



(a)  Amounts relate to Kinder Morgan CO2 Company, L.P. and its consolidated subsidaries.

(b)  Excludes the effect of losses attributable to our hedging contracts of

     $441.7 million, $374.3 million and $181.8 million for the years ended

     December 31, 2006, 2005 and 2004, respectively.

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

                                             KINDER MORGAN ENERGY PARTNERS, L.P.

                                             (A Delaware Limited Partnership)

                                             By: KINDER MORGAN G.P., INC.,

                                             its sole General Partner

                                             By: KINDER MORGAN MANAGEMENT, LLC,

                                             the Delegate of Kinder Morgan

                                             G.P., Inc.

                                             By:  /s/ KIMBERLY A. DANG

                                             ---------------------------------

                                             Kimberly A. Dang,

                                             Vice President and Chief Financial

                                             Officer

Date:  March 1, 2007

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

           Signature                   Title                       Date

----------------------   --------------------------------   ------------------

/s/ KIMBERLY A. DANG     Vice President and Chief             March 1, 2007

--------------------     Financial

Kimberly A. Dang         Officer of Kinder Morgan

                         Management, LLC, Delegate of

                         Kinder Morgan G.P., Inc.

                         (principal financial officer and

                         principal accounting officer)

/s/ RICHARD D. KINDER    Chairman of the Board and Chief      March 1, 2007

---------------------    Executive Officer of Kinder

Richard D. Kinder        Morgan Management, LLC, Delegate

                         of Kinder Morgan G.P., Inc.

                         (principal executive officer)

/s/ EDWARD O. GAYLORD    Director of Kinder Morgan            March 1, 2007

---------------------    Management, LLC, Delegate of

Edward O. Gaylord        Kinder Morgan G.P., Inc.

/s/ GARY L. HULTQUIST    Director of Kinder Morgan            March 1, 2007

---------------------    Management, LLC, Delegate of

Gary L. Hultquist        Kinder Morgan G.P., Inc.

/s/ PERRY M. WAUGHTAL    Director of Kinder Morgan            March 1, 2007

---------------------    Management, LLC, Delegate of

Perry M. Waughtal        Kinder Morgan G.P., Inc.

/s/ C. PARK SHAPER       Director and President of            March 1, 2007

------------------       Kinder Morgan Management, LLC,

C. Park Shaper           Delegate of Kinder Morgan G.P.,

                         Inc.

