Form 10-K/A
period 2006-12-31
KINDER MORGAN MANAGEMENT LLC
filed 2007-03-02
CIK 1135017

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

EXPLANATORY NOTE

For unknown software-related reasons, Kinder Morgan Management, LLC’s Annual Report on Form 10-K for the year ended December 31, 2006 (the “Form 10-K”) was received by the SEC without Exhibits 21.1, 32.1 and 32.2.  This Form 10-K/A consists solely of (1) those three exhibits, (2) a currently dated consent of PricewaterhouseCoopers LLP (Exhibit 23.1) and (3) pursuant to Rule 12b-15, the certifications as specified in § 13a-14(a) or § 15d-14(a) under the Securities Exchange Act of 1934 (Exhibits 31.1 and 31.2).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KINDER MORGAN MANAGEMENT, LLC
(Registrant)
	By	/s/ Kimberly A. Dang
Kimberly A. Dang
Vice President and Chief Financial Officer

Date: March 1, 2007

EXHIBIT INDEX

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

21.1	*	List of Subsidiaries.

23.1	*	Consent of PricewaterhouseCoopers LLP.

31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                    Filed herewith.