Form 10-Q
period 2007-06-30
KINDER MORGAN MANAGEMENT LLC
filed 2007-08-09
CIK 1135017

Table of Contents

KMR Form 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Yes ☐ No ☑

The number of shares outstanding for each of the registrant’s classes of common equity, as of July 31, 2007 was two voting shares and 70,030,041 listed shares.

KMR Form 10-Q

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY

FORM 10-Q

QUARTER ENDED JUNE 30, 2007

KMR Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

CONSOLIDATED BALANCE SHEETS (Unaudited)

Kinder Morgan Management, LLC and Subsidiary

(In millions except shares)

	Post-Acquisition Basis	Restated; See Note 8. Pre-Acquisition Basis
	June 30, 2007	December 31, 2006
ASSETS
Current Assets:
Accounts Receivable, Related Party	$13.1	$14.7
Prepayments and Other	3.3	4.0
	16.4	18.7
Investment in Kinder Morgan Energy Partners, L.P.	2,258.3	1,689.2
Deferred Tax Assets	41.0	-
Total Assets	$2,315.7	$1,707.9
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$0.5	$1.2
Accrued Expenses and Other	15.8	17.4
	16.3	18.6
Deferred Income Taxes	-	109.5
Shareholders’ Equity:
Voting Shares - Unlimited Authorized; 2 Voting Shares Issued and Outstanding	0.1	0.1
Listed Shares - Unlimited Authorized; 70,030,041 and 62,301,674 Listed Shares Issued and Outstanding, Respectively	2,371.7	2,109.4
Retained Earnings (Deficit)	7.3	(387.0)
Accumulated Other Comprehensive Loss	(79.7)	(142.7)
Total Shareholders’ Equity	2,299.4	1,579.8
Total Liabilities and Shareholders’ Equity	$2,315.7	$1,707.9

The accompanying notes are an integral part of these statements.

KMR Form 10-Q

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

Kinder Morgan Management, LLC and Subsidiary

(In millions except per share amounts)

	Post-Acquisition Basis	Restated; See Note 8. Pre-Acquisition Basis
	One Month Ended June 30,	Two Months Ended May 31,	Three Months Ended June 30,	Five Months Ended May 31,	Six Months Ended June 30,
	2007	2007	2006	2007	2006
Equity in Earnings of Kinder Morgan Energy Partners, L.P.	$11.4	$12.9	$33.2	$(64.6)	$65.8
Provision for Income Taxes	4.1	4.7	11.7	(23.3)	23.5

Net Income	$7.3	$8.2	$21.5	$(41.3)	$42.3

Earnings Per Share, Basic and Diluted	$0.10	$0.13	$0.36	$(0.65)	$0.72

Number of Shares Used in Computing Basic and Diluted Earnings per Share	70.0	65.0	59.5	63.7	59.0

The accompanying notes are an integral part of these statements.

KMR Form 10-Q

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Kinder Morgan Management, LLC and Subsidiary

Increase (Decrease) in Cash and Cash Equivalents

(In millions)

	Post-Acquisition Basis	Restated; See Note 8. Pre-Acquisition Basis
	One Month Ended June 30,	Five Months Ended May 31,	Six Months Ended June 30,
	2007	2007	2006
Cash Flows From Operating Activities:
Net Income	$7.3	$(41.3)	$42.3
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Deferred Income Taxes	4.1	(23.3)	23.5
Equity in Earnings of Kinder Morgan Energy Partners, L.P.	(11.4)	64.6	(65.8)
Decrease (Increase) in Accounts Receivable	(0.6)	2.2	13.2
Decrease (Increase) in Other Assets	-	0.7	(3.9)
Increase (Decrease) in Accounts Payable	(0.8)	0.1	(1.1)
Increase (Decrease) in Other Current Liabilities	1.4	(3.0)	(8.2)
Net Cash Flows Provided by Operating Activities	-	-	-

Cash Flows From Investing Activities:
Purchase of i-units of Kinder Morgan Energy Partners, L.P.	-	(297.9)	-
Net Cash Flows Used In Investing Activities	-	(297.9)	-

Cash Flows From Financing Activities:
Shares Issued	-	297.9	-
Net Cash Flows Provided by Financing Activities	-	297.9	-

Net Increase in Cash and Cash Equivalents	-	-	-
Cash and Cash Equivalents at Beginning of Period	-	-	-
Cash and Cash Equivalents at End of Period	$-	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. No cash payments for interest or income taxes were made during the periods presented. We issue our shares or fractions thereof in distributions to our shareholders, and receive distributions from Kinder Morgan Energy Partners, L.P. on the i-units we own in the form of additional i-units in noncash transactions discussed in Note 6.

The accompanying notes are an integral part of these statements.

KMR Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.

General

Kinder Morgan Management, LLC is a publicly traded Delaware limited liability company that was formed on February 14, 2001. Kinder Morgan G.P., Inc., an indirect wholly owned subsidiary of Knight Inc., and the general partner of Kinder Morgan Energy Partners, L.P., owns all of our voting shares. Kinder Morgan G.P., Inc., pursuant to a delegation of control agreement among us, Kinder Morgan G.P., Inc. and Kinder Morgan Energy Partners, L.P., has delegated to us, to the fullest extent permitted under Delaware law and Kinder Morgan Energy Partners, L.P.’s limited partnership agreement, all of its rights and powers to manage and control the business and affairs of Kinder Morgan Energy Partners, L.P., subject to the general partner’s right to approve specified actions. We are a limited partner in Kinder Morgan Energy Partners, L.P. through our ownership of its i-units, and manage and control its business and affairs pursuant to the delegation of control agreement. Our success is dependent upon our operation and management of Kinder Morgan Energy Partners, L.P. and its resulting performance, see Note 8.

2.

Basis of Presentation

On May 30, 2007, Knight Inc. (formerly Kinder Morgan, Inc.) completed a merger transaction under which investors including Richard D. Kinder, Knight Inc.’s Chairman and Chief Executive Officer, acquired all of the outstanding shares of that company. The acquisition was accounted for under the purchase method of accounting, as required by Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations. The purchase price of Knight Inc. has been “pushed-down” and allocated to the assets and liabilities of its subsidiary companies, including us. Accordingly, our post-acquisition consolidated financial statements reflect a new basis of accounting. Our Consolidated Statements of Income and our Consolidated Statements of Cash Flows for the periods ended May 31, 2007 and the Consolidated Balance Sheet as of December 31, 2006 reflect the operations of the Company prior to the acquisition. Hence, there is a blackline division on the financial statements and relevant footnotes, which is intended to signify that the amounts shown for periods prior to and subsequent to the acquisition are not comparable. While the Going Private transaction closed on May 30, 2007, for convenience, the Pre-Acquisition Basis is assumed to end on May 31, 2007 and the Post-Acquisition Basis is assumed to begin on June 1, 2007. The results for the two day period from May 30, 2007 to May 31, 2007 are not material to any of the periods presented.

The purchase price of Knight Inc. was preliminarily allocated to the assets it acquired and the liabilities it assumed based on their estimated fair values. The push-down of this allocation of fair value to us caused a step-up in the recorded value of our investment in Kinder Morgan Energy Partners, L.P. of approximately $224.1 million and eliminated the deferred tax liability. As with all purchase accounting transactions, the preliminary allocation of purchase price resulting from the purchase of Knight Inc. will be adjusted during an allocation period as better or more complete information becomes available, principally third party valuation information. Some of these adjustments may be significant. Generally, this allocation period will not exceed one year, and will end when Knight Inc. is no longer waiting for information that is known to be available or obtainable.

We have prepared the accompanying unaudited interim consolidated financial statements under the rules and regulations of the Securities and Exchange Commission. Under such rules and regulations, we have condensed or omitted certain information and notes normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America. We believe, however, that our disclosures are adequate to make the information presented not misleading. The consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of our financial results for the interim periods presented. You should read these interim consolidated financial statements in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2006 (“2006 Form 10-K”) and Kinder Morgan Energy Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2006 and Quarterly Report on Form 10-Q for the three months ended June 30, 2007. Unless the context requires otherwise, references to “we,” “us,” “our,” or the “Company” are intended to mean Kinder Morgan Management, LLC and its consolidated subsidiary, Kinder Morgan Services LLC.

Our results have been restated for the periods beginning January 1, 2006 through April 30, 2007 due to the restatement of Kinder Morgan Energy Partners, L.P.’s results for those periods to include the results of the Trans Mountain acquisition as if it had occurred on January 1, 2006. Refer to Note 8 for more information on the restatement of results of Kinder Morgan Energy Partners, L.P.

3.

Accounting for Investments in Kinder Morgan Energy Partners, L.P.

We use the equity method of accounting for our investment in Kinder Morgan Energy Partners, L.P., which investment is further described in Note 8. Kinder Morgan Energy Partners, L.P. is a publicly traded limited partnership and is traded on the New York Stock Exchange under the symbol “KMP.” We record, in the period in which it is earned, our share of the

KMR Form 10-Q

earnings of Kinder Morgan Energy Partners, L.P. attributable to the i-units we own. We receive distributions from Kinder Morgan Energy Partners, L.P. in the form of additional i-units, which increase the number of i-units we own. We issue additional shares (or fractions thereof) of the Company to our existing shareholders in an amount equal to the additional i-units received from Kinder Morgan Energy Partners, L.P. At June 30, 2007, through our ownership of Kinder Morgan Energy Partners, L.P. i-units, we owned approximately 29.37% of all of Kinder Morgan Energy Partners, L.P.’s outstanding limited partner interests.

When transactions occur that alter our ownership interest in Kinder Morgan Energy Partners, L.P., or any equity method investee or consolidated subsidiary, in a manner that requires an adjustment to our investment account to reflect such ownership change, any difference between our share of the affiliate’s equity before and after the ownership change is recorded directly to equity and not recognized as a gain or loss.

4.

Earnings Per Share

Both basic and diluted earnings per share are computed based on the weighted-average number of shares outstanding during each period. There are no securities outstanding that may be converted into or exercised for shares.

5.

Capitalization

On May 15, 2007, we issued 5.7 million listed shares in a public offering at a price of $52.26 per share, less underwriter discounts and commissions. We used the net proceeds of $297.9 million from the sale to purchase 5.7 million i-units from Kinder Morgan Energy Partners, L.P.

6.

Share Distributions

On May 15, 2007, we paid a share distribution of 0.015378  shares per outstanding share (974,285 total shares) to shareholders of record as of April 30, 2007, based on the $0.83 per common unit distribution declared by Kinder Morgan Energy Partners, L.P. On August 14, 2007, we will pay a share distribution of 0.016331 shares per outstanding share (1,143,661 total shares) to shareholders of record as of July 31, 2007, based on the $0.85 per common unit distribution declared by Kinder Morgan Energy Partners, L.P. These distributions are paid in the form of additional shares or fractions thereof calculated by dividing Kinder Morgan Energy Partners, L.P.’s cash distribution per common unit by the average market price of a share determined for a ten-trading day period ending on the trading day immediately prior to the ex-dividend date for our shares.

7.

Business Activities and Related Party Transactions

We do not receive a fee for our services under the delegation of control agreement, nor do we receive any margin or profit when we are reimbursed for expenses incurred. We incurred, on behalf of Kinder Morgan Energy Partners, L.P., approximately $21.9 million of expenses during the month ended June 30, 2007 and $54.1 million and $116.9 million during the two months and five months ended May 31, 2007, respectively. For the three months and six months ended June 30, 2006, we incurred expenses of $59.2 million and $115.4 million, respectively. The expense reimbursements by Kinder Morgan Energy Partners, L.P. to us are accounted for as a reduction to the expense incurred by us. At June 30, 2007, $13.1 million, primarily a receivable from Kinder Morgan Energy Partners, L.P., is recorded in the caption “Accounts Receivable, Related Party” in the accompanying interim Consolidated Balance Sheet.

One of our affiliates provides, and incurs expense with respect to, payroll services to Kinder Morgan Energy Partners, L.P. These expenses are reimbursed by Kinder Morgan Energy Partners, L.P. at cost. These expenses totaled approximately $20.9 million during the month ended June 30, 2007 and $41.3 million and $112.1 million during the two months and five months ended May 31, 2007, respectively. For the three months and six months ended June 30, 2006, these expenses totaled approximately $57.2 million and $120.2 million, respectively.

8.

Summarized Income Statement Information for Kinder Morgan Energy Partners, L.P.

Upon the implementation of Emerging Issues Task Force Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights, effective January 1, 2006, Knight Inc., our parent, no longer accounted for its investment in Kinder Morgan Energy Partners, L.P. under the equity method of accounting, but instead included the accounts, balances and results of operations of Kinder Morgan Energy Partners, L.P. in its consolidated financial statements. This resulted in Knight Inc. and Kinder Morgan Energy Partners, L.P. being entities under common control. The purchase cost provisions (as they relate to purchase business combinations) of SFAS No. 141, Business Combinations, explicitly do not apply to combinations of entities under common control; therefore, the assets Kinder Morgan Energy Partners, L.P. acquired and liabilities they assumed from their acquisition of the Trans Mountain pipeline system from Knight Inc. were excluded from the term “business combination” and in addition, were excluded from being accounted for under the purchase accounting method.

KMR Form 10-Q

Instead, Kinder Morgan Energy Partners, L.P.’s acquisition of Trans Mountain was accounted for as a transfer of net assets between entities under common control, and the method of accounting prescribed by SFAS No. 141 for such transfers is similar to the pooling-of-interests method of accounting. Under this method, the carrying amount of net assets recognized in the balance sheets of each combining entity are carried forward to the balance sheet of the combined entity, and no other assets or liabilities are recognized as a result of the combination (that is, no recognition is made for a purchase premium or discount representing any difference between the cash consideration and the book value of the net assets acquired). This treatment is consistent with the concept of poolings as combinations of common stockholder (or unitholder) interests. Similarly, the income statement of the combined entity for the year of combination is presented as if the entities had been combined for the full year, and all comparative financial statements are presented as if the entities had previously been combined as of January 1, 2006, the date of common control.

As a result, following Kinder Morgan Energy Partners, L.P.’s acquisition of Trans Mountain from Knight Inc. on April 30, 2007, all Kinder Morgan Energy Partners, L.P. financial information included in this report has been presented as though the transfer of Trans Mountain from Knight Inc. to Kinder Morgan Energy Partners, L.P. had occurred at the date when both Trans Mountain and Kinder Morgan Energy Partners, L.P. met the accounting requirements for entities under common control (January 1, 2006). Following is summarized restated income statement information for Kinder Morgan Energy Partners, L.P. Additional information on Kinder Morgan Energy Partners, L.P.’s results of operation and financial position are contained in its Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In millions)
Operating Revenues	$2,379.8	$2,225.4	$4,564.8	$4,648.6
Operating Expenses	2,060.3	1,904.8	4,314.4	4,011.8

Operating Income (Loss)	$319.5	$320.6	$250.4	$636.8

Net Income (Loss)	$232.7	$254.4	$83.2	$507.3

9.

Comprehensive Income (Loss)

Our comprehensive income (loss), which differs from our net income solely due to our equity in the other comprehensive income (loss) of Kinder Morgan Energy Partners, L.P. is as follows:

	Post-Acquisition Basis	Restated; See Note 8. Pre-Acquisition Basis
	One Month Ended June 30,	Two Months Ended May 31,	Three Months Ended June 30,	Five Months Ended May 31,	Six Months Ended June 30,
	2007	2007	2006	2007	2006
	(In millions)
Net Income:	$7.3	$8.2	$21.5	$(41.3)	$42.3
Other Comprehensive Loss, Net of Tax:
Change in Fair Value of Derivatives Utilized for Hedging Purposes	(9.4)	18.1	(49.2)	(5.8)	(85.3)
Reclassification of Change in Fair Value of Derivatives to Net Income	2.5	(9.7)	21.6	6.5	38.6
Change in Foreign Currency Translation Adjustment	0.7	2.2	-	2.2	-
Other Comprehensive Income (Loss)	(6.2)	10.6	(27.6)	2.9	(46.7)

Comprehensive Income (Loss)	$1.1	$18.8	$(6.1)	$(38.4)	$(4.4)

10.

Recent Accounting Pronouncements

On September 15, 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. This Statement defines fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. It addresses how companies should measure fair value

KMR Form 10-Q

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

On September 29, 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statement Nos. 87, 88, 106 and 132(R).” This Statement requires an employer to (i) recognize the overfunded or underfunded status of a defined benefit pension plan or postretirement benefit plan (other than a multiemployer plan) as an asset or liability in its statement of financial position (effective December 31, 2006 for us); (ii) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year and disclose certain additional information (effective December 31, 2008 for us); and (iii) recognize changes in the funded status of a plan in the year in which the changes occur through comprehensive income.

For us, the adoption of part (i) of SFAS No. 158 described above had no effect on our statement of financial position as of December 31, 2006. We currently have no defined benefit pension and other postretirement benefit plans.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (“FIN 48”), which became effective for us beginning in 2007. FIN 48 addressed the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution.

Our adoption of FIN 48 on January 1, 2007 did not result in a cumulative effect adjustment to retained earnings. At January 1, 2007, we had no unrecognized tax benefits on the balance sheet. In the event interest or penalties are incurred with respect to income tax matters, our policy will be to include such items in income tax expense. We did not have an accrual for interest and penalties at January 1, 2007. At January 1, 2007, tax years 2003 through 2006 remained subject to examination by the Internal Revenue Service and applicable states. We do not expect any material change in the balance of our unrecognized tax benefits over the next twelve months.

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

EITF 06-3 applies to financial reports for interim and annual reporting periods beginning after December 15, 2006 (January 1, 2007 for us). Because the provisions of EITF 06-3 require only the presentation of additional disclosures on a prospective basis, the adoption of EITF 06-3 had no effect on our consolidated financial statements.

On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This Statement provides companies with an option to report selected financial assets and liabilities at fair value.

KMR Form 10-Q

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

KMR Form 10-Q

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

We are a publicly traded Delaware limited liability company, formed on February 14, 2001, that has elected to be treated as a corporation for federal income tax purposes. Our voting shares are owned by Kinder Morgan G.P., Inc., an indirect wholly owned subsidiary of Knight Inc. and the general partner of Kinder Morgan Energy Partners, L.P.

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

Results of Operations

Our results of operations consist of the offsetting expenses and receipts associated with our managing and controlling the business and affairs of Kinder Morgan Energy Partners, L.P. and our equity in the earnings of Kinder Morgan Energy Partners, L.P. attributable to the i-units we own. At June 30, 2007, through our ownership of i-units, we owned approximately 29.37% of all of Kinder Morgan Energy Partners, L.P.’s outstanding limited partner interests. We use the equity method of accounting for our investment in Kinder Morgan Energy Partners, L.P. and, therefore, we record earnings equal to our share of Kinder Morgan Energy Partners, L.P.’s limited partners’ net income. Our percentage ownership in Kinder Morgan Energy Partners, L.P. changes over time upon the distribution of additional i-units to us or upon issuances of additional common units or other equity securities by Kinder Morgan Energy Partners, L.P.

Upon the implementation of Emerging Issues Task Force Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights, effective January 1, 2006, Knight Inc., our parent, no longer accounted for its investment in Kinder Morgan Energy Partners, L.P. under the equity method of accounting, but instead included the accounts, balances and results of operations of Kinder Morgan Energy Partners, L.P. in its consolidated financial statements. This resulted in Knight Inc. and Kinder Morgan Energy Partners, L.P. being entities under common control. The purchase cost provisions (as they relate to purchase business combinations) of SFAS No. 141, Business Combinations, explicitly do not apply to combinations of entities under common control; therefore, the assets Kinder Morgan Energy Partners, L.P. acquired and liabilities they assumed from their acquisition of the Trans Mountain pipeline system from Knight Inc. were excluded from the term “business combination” and in addition, were excluded from being accounted for under the purchase accounting method.

Instead, Kinder Morgan Energy Partners, L.P.’s acquisition of Trans Mountain was accounted for as a transfer of net assets between entities under common control, and the method of accounting prescribed by SFAS No. 141 for such transfers is similar to the pooling-of-interests method of accounting. Under this method, the carrying amount of net assets recognized in the balance sheets of each combining entity are carried forward to the balance sheet of the combined entity, and no other assets or liabilities are recognized as a result of the combination (that is, no recognition is made for a purchase premium or discount representing any difference between the cash consideration and the book value of the net assets acquired). This treatment is consistent with the concept of poolings as combinations of common stockholder (or unitholder) interests. Similarly, the income statement of the combined entity for the year of combination is presented as if the entities had been combined for the full year, and all comparative financial statements are presented as if the entities had previously been combined as of January 1, 2006, the date of common control.

As a result, following Kinder Morgan Energy Partners, L.P.’s acquisition of Trans Mountain from Knight Inc. on April 30, 2007, all Kinder Morgan Energy Partners, L.P. financial information included in this report has been presented as though the transfer of Trans Mountain from Knight Inc. to Kinder Morgan Energy Partners, L.P. had occurred at the date when both Trans Mountain and Kinder Morgan Energy Partners, L.P. met the accounting requirements for entities under common control (January 1, 2006). Following is summarized restated income statement information for Kinder Morgan Energy Partners, L.P. Additional information on Kinder Morgan Energy Partners, L.P.’s results of operation and financial position are contained in its Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

Our results for the one month ended June 30, 2007 are affected by the push-down of the application of the purchase method of accounting related to the May 30, 2007 Going Private transaction. The impact of this push down is immaterial and

KMR Form 10-Q

therefore the following discussion is based on the results for the three and six months ended June 30, 2007 and 2006 rather than the pre-acquisition and post-acquisition periods.

For the three months and six months ended June 30, 2007, Kinder Morgan Energy Partners, L.P. reported limited partners’ interest in net income (loss) of $84.5 million and $(201.1) million, respectively. Our net income for the corresponding periods was $15.5 million and $(34.0) million, respectively. For the three months and six months ended June 30, 2006, Kinder Morgan Energy Partners, L.P. reported limited partners’ net income of $124.2 million and $247.5 million, respectively. Our net income for the corresponding periods was $21.5 million and $42.3 million, respectively. The reported segment earnings contribution by business segment for Kinder Morgan Energy Partners, L.P. is set forth below. This information should be read in conjunction with Kinder Morgan Energy Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2006 and with its Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

Kinder Morgan Energy Partners, L.P.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In millions)
Segment Earnings Before Depreciation, Amortization and Amortization of Excess Cost of Equity Investments:[1]
Product Pipelines	$147.6	$119.2	$290.8	$245.0
Natural Gas Pipelines	144.6	150.9	279.3	294.4
CO2	128.9	124.1	254.3	245.8
Terminals	110.1	101.6	210.6	191.6
Trans Mountain[2]	29.6	17.7	(328.6)	34.1
Total Segment Earnings Before DD&A	560.8	513.5	706.4	1,010.9
Total Consolidated Depreciation, Depletion and Amortization	(135.8)	(102.2)	(268.5)	(199.7)
Total Consolidated Amortization of Excess Cost of Investments	(1.5)	(1.4)	(2.9)	(2.8)
Interest and Corporate Administrative Expenses[3]	(190.8)	(155.5)	(351.8)	(301.1)
Net Income[4]	$232.7	$254.4	$83.2	$507.3

1

Includes revenues, earnings from equity investments, allocable interest income and other, net, less operating expenses, income taxes, other expense (income), depreciation, depletion and amortization, and amortization of excess cost of equity investments.

2

Six month 2007 amount includes a goodwill impairment charge of $377.1 million.

3

Includes unallocated interest income, interest and debt expense, general and administrative expenses and minority interest expense.

4

Includes general partners’ interest in net income of $148.2 million and $284.3 million for the three months and six months ended June 30, 2007 and limited partners’ interest in net income (loss) of $84.5 million and $(201.1) million for the three months and six months ended June 30, 2007. Includes general partners’ interest in net income of $130.2 million and $259.8 million and limited partners’ interest in net income of $124.2 million and $247.5 million for the three months and six months ended June 30, 2006, respectively.

Our earnings, as reported in the accompanying interim Consolidated Statements of Income, represent equity in earnings of Kinder Morgan Energy Partners, L.P. attributable to the i-units we own, reduced by a deferred income tax provision and adjusted for the push down effect of Knight Inc.’s purchase of us and Kinder Morgan Energy Partners, L.P. The deferred income tax provision is calculated based on the book/tax basis difference created by our recognition, under accounting principles generally accepted in the United States of America, of our share of the earnings of Kinder Morgan Energy Partners, L.P. Our earnings per share (both basic and diluted) is our net income divided by our weighted-average number of outstanding shares during each period presented. There are no securities outstanding that may be converted into or exercised for our shares.

Income Taxes

We are a limited liability company that has elected to be treated as a corporation for federal income tax purposes. Deferred income tax assets and liabilities are recognized for temporary differences between the basis of our assets and liabilities for financial reporting and tax purposes. Changes in tax legislation are included in the relevant computations in the period in

KMR Form 10-Q

which such changes are effective. Currently, our only such temporary difference results from changes in the basis of our investment in Kinder Morgan Energy Partners, L.P. The effective tax rate used in computing our income tax provision was 36% for each of the three months and six months ended June 30, 2007.

Our adoption of Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 on January 1, 2007 did not result in a cumulative effect adjustment to retained earnings. At January 1, 2007, we had no unrecognized tax benefits on the balance sheet. In the event interest or penalties are incurred with respect to income tax matters, our policy will be to include such items in income tax expense. We had nothing accrued for interest and penalties at January 1, 2007. At January 1, 2007, tax years 2003 through 2006 remained subject to examination by the Internal Revenue Service and applicable states. We do not expect any material change in the balance of our unrecognized tax benefits over the next twelve months.

Liquidity and Capital Resources

Our authorized capital structure consists of two classes of interests: (1) our listed shares and (2) our voting shares, collectively referred to in this document as our “shares.” Additional classes of interests may be approved by our board and holders of a majority of our shares, excluding shares held by Knight Inc. and its affiliates. The number of our shares outstanding will at all times equal the number of i-units of Kinder Morgan Energy Partners, L.P., all of which we own. Under the terms of our limited liability company agreement, except in connection with our liquidation, we do not pay distributions on our shares in cash but we make distributions on our shares in additional shares or fractions of shares. At the same time Kinder Morgan Energy Partners, L.P. makes a distribution on its common units and i-units, we distribute on each of our shares that fraction of a share determined by dividing the amount of the cash distribution to be made by Kinder Morgan Energy Partners, L.P. on each common unit by the average market price of a share determined for a ten-trading day period ending on the trading day immediately prior to the ex-dividend date for our shares.

On May 15, 2007, we issued 5.7 million listed shares in a public offering at a price of $52.26 per share, less underwriter discounts and commissions. We used the net proceeds of $297.9 million from the sale to purchase 5.7 million i-units from Kinder Morgan Energy Partners, L.P.

On May 15, 2007, we paid a share distribution of 0.015378 shares per outstanding share (974,285 total shares) to shareholders of record as of April 30, 2007, based on the $0.83 per common unit distribution declared by Kinder Morgan Energy Partners, L.P. On August 14, 2007, we will pay a share distribution of 0.016331 shares per outstanding share (1,143,661 total shares) to shareholders of record as of July 31, 2007, based on the $0.85 per common unit distribution declared by Kinder Morgan Energy Partners, L.P.

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

Incentive distributions are generally defined as all cash distributions paid to the general partner that are in excess of 2% of the aggregate value of cash and i-units being distributed. The general partner’s incentive distribution for the distribution that Kinder Morgan Energy Partners, L.P. declared for the second quarter of 2007 was $147.6 million. The general partner’s incentive distribution for the distribution that Kinder Morgan Energy Partners, L.P. declared for the second quarter of 2006 was $129.0 million. The general partner’s incentive distribution that Kinder Morgan Energy Partners, L.P. paid during the second quarter of 2007 to the general partner (for the first quarter of 2007) was $138.8 million. The general partner’s incentive distribution that Kinder Morgan Energy Partners, L.P. paid during the second quarter of 2006 to the general partner (for the first quarter of 2006) was $128.3 million. All partnership distributions Kinder Morgan Energy Partners, L.P. declares for the fourth quarter of each year are declared and paid in the first quarter of the following year.

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

Recent Accounting Pronouncements

Refer to Note 10 of the accompanying Notes to Consolidated Financial Statements for information regarding recent accounting pronouncements.

Information Regarding Forward-looking Statements

This filing includes forward-looking statements. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. They use words such as “anticipate,” “believe,” “intend,” “plan,” “projection,” “forecast,” “strategy,” “position,” “continue,” “estimate,” “expect,” “may,” or the negative of those terms or other variations of them or comparable terminology. In particular, statements, express or implied, concerning future actions, conditions or events, future operating results or the ability to generate sales, income or cash flow or to pay dividends or make distributions are forward-looking statements. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Future actions, conditions or events and future results of our operations and those of Kinder Morgan Energy Partners, L.P. may differ materially from those expressed in these forward-looking statements. Please see “Information Regarding Forward-Looking Statements” for Kinder Morgan Energy Partners, L.P. included in Kinder Morgan Energy Partners, L.P.’s Quarterly Report on Form 10-Q for the three months ended June 30, 2007. Many of the factors that will determine these results are beyond our ability to control or predict. Specific factors that could cause actual results to differ from those in the forward-looking statements include:

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

KMR Form 10-Q

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

KMR Form 10-Q

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

•

the timing and success of Kinder Morgan Energy Partners, L.P.’s business development efforts; and

•

unfavorable results of litigation involving Kinder Morgan Energy Partners, L.P. and the fruition of contingencies referred to in Kinder Morgan Energy Partners, L.P.’s Quarterly Report on Form 10-Q for the three months ended June 30, 2007.

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

Item 4.  Controls and Procedures.

As of June 30, 2007, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective in all material respects to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required, and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure. There has been no change in our internal control over financial reporting during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

KMR Form 10-Q

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

There are currently no legal proceedings involving us in progress or pending.

Item 1A.  Risk Factors.

There have been no material changes in the risk factors set forth in our annual report on Form 10-K for the year ended December 31, 2006.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended June 30, 2007, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

3.1

Second Amended and Restated Limited Liability Company Agreement of Kinder Morgan Management, LLC, together with Amendment No. 1 thereto (filed as Exhibit 3.1 to Kinder Morgan Management, LLC’s Current Report on Form 8-K filed on May 30, 2007 and incorporated herein by reference).

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

KINDER MORGAN MANAGEMENT, LLC (Registrant)
August 9, 2007	/s/ Kimberly A. Dang
Kimberly A. Dang Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)