Form 10-Q
period 2007-09-30
KINDER MORGAN MANAGEMENT LLC
filed 2007-11-09
CIK 1135017

Table of Contents

Kinder Morgan Management, LLC Form 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Yes ☐ No ☑

The number of shares outstanding for each of the registrant’s classes of common equity, as of October 31, 2007 was two voting shares and 71,173,702 listed shares.

Kinder Morgan Management, LLC Form 10-Q

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2007

Kinder Morgan Management, LLC Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

CONSOLIDATED BALANCE SHEETS (Unaudited)

Kinder Morgan Management, LLC and Subsidiary

(In millions except shares)

	Post-Acquisition Basis	Restated; See Note 8. Pre-Acquisition Basis
	September 30, 2007	December 31, 2006
ASSETS
Current Assets:
Accounts Receivable, Related Party	$18.2	$14.7
Prepayments and Other	4.1	4.0
	22.3	18.7
Investment in Kinder Morgan Energy Partners, L.P.	2,193.6	1,689.2
Deferred Tax Assets	47.0	-
Total Assets	$2,262.9	$1,707.9
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$1.5	$1.2
Accrued Expenses and Other	20.7	17.4
	22.2	18.6
Deferred Income Taxes	-	109.5
Shareholders’ Equity:
Voting Shares - Unlimited Authorized; 2 Voting Shares Issued and Outstanding	0.1	0.1
Listed Shares - Unlimited Authorized; 71,173,702 and 62,301,674 Listed Shares Issued and Outstanding, Respectively	2,354.3	2,109.4
Retained Deficit	(35.7)	(387.0)
Accumulated Other Comprehensive Loss	(78.0)	(142.7)
Total Shareholders’ Equity	2,240.7	1,579.8
Total Liabilities and Shareholders’ Equity	$2,262.9	$1,707.9

The accompanying notes are an integral part of these statements.

Kinder Morgan Management, LLC Form 10-Q

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

Kinder Morgan Management, LLC and Subsidiary

(In millions except per share amounts)

	Post-Acquisition Basis		Restated; See Note 8. Pre-Acquisition Basis
	Three Months Ended September 30,	Four Months Ended September 30,	Five Months Ended May 31,	Three Months Ended September 30,	Nine Months Ended September 30,
	2007	2007	2007	2006	2006
Equity in Earnings of Kinder Morgan Energy Partners, L.P.	$17.4	$28.8	$(64.6)	$25.7	$91.5
Provision for Income Taxes	6.3	10.4	(23.3)	9.2	32.7

Net Income (Loss)	$11.1	$18.4	$(41.3)	$16.5	$58.8

Earnings (Loss) Per Share, Basic and Diluted	$0.16	$0.26	$(0.65)	$0.27	$0.99

Number of Shares Used in Computing Basic and Diluted Earnings per Share	70.6	70.5	63.7	60.6	59.5

The accompanying notes are an integral part of these statements.

Kinder Morgan Management, LLC Form 10-Q

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Kinder Morgan Management, LLC and Subsidiary

Increase (Decrease) in Cash and Cash Equivalents

(In millions)

	Post-Acquisition Basis	Restated; See Note 8. Pre-Acquisition Basis
	Four Months Ended September 30,	Five Months Ended May 31,	Nine Months Ended September 30,
	2007	2007	2006
Cash Flows From Operating Activities:
Net Income (Loss)	$18.4	$(41.3)	$58.8
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Deferred Income Taxes	10.4	(23.3)	32.7
Equity in (Earnings) Loss Kinder Morgan Energy Partners, L.P.	(28.8)	64.6	(91.5)
(Increase) Decrease in Accounts Receivable	(5.7)	2.2	6.1
Decrease (Increase) in Other Assets	(0.8)	0.7	(2.3)
Increase (Decrease) in Accounts Payable	0.2	0.1	(1.7)
Increase (Decrease) in Other Current Liabilities	6.3	(3.0)	(2.1)
Net Cash Flows Provided by Operating Activities	-	-	-

Cash Flows From Investing Activities:
Purchase of i-units of Kinder Morgan Energy Partners, L.P.	-	(297.9)	-
Net Cash Flows Used In Investing Activities	-	(297.9)	-

Cash Flows From Financing Activities:
Shares Issued	-	297.9	-
Net Cash Flows Provided by Financing Activities	-	297.9	-

Net Increase in Cash and Cash Equivalents	-	-	-
Cash and Cash Equivalents at Beginning of Period	-	-	-
Cash and Cash Equivalents at End of Period	$-	$-	$-

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

Kinder Morgan Management, LLC Form 10-Q

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

2.

Basis of Presentation

On May 30, 2007, Knight Inc. (formerly Kinder Morgan, Inc.) completed a merger transaction under which investors including Richard D. Kinder, Knight Inc.’s Chairman and Chief Executive Officer, acquired all of the outstanding shares of that company, referred to as the “Going Private transaction.” The acquisition was accounted for under the purchase method of accounting, as required by Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations. The purchase price of Knight Inc. has been “pushed-down” and allocated to the assets and liabilities of its subsidiary companies, including us. Accordingly, our post-acquisition consolidated financial statements reflect a new basis of accounting. Our Consolidated Statements of Income and our Consolidated Statements of Cash Flows for the periods ended May 31, 2007 and the Consolidated Balance Sheet as of December 31, 2006 reflect the operations of the Company prior to the acquisition. Hence, there is a blackline division on the financial statements and relevant footnotes, which is intended to signify that the amounts shown for periods prior to and subsequent to the acquisition are not comparable. While the Going Private transaction closed on May 30, 2007, for convenience, the Pre-Acquisition Basis is assumed to end on May 31, 2007 and the Post-Acquisition Basis is assumed to begin on June 1, 2007. The results for the two-day period from May 30, 2007 to May 31, 2007 are not material to any of the periods presented.

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

We have prepared the accompanying unaudited interim consolidated financial statements under the rules and regulations of the Securities and Exchange Commission. Under such rules and regulations, we have condensed or omitted certain information and notes normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America. We believe, however, that our disclosures are adequate to make the information presented not misleading. The consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of our financial results for the interim periods presented. You should read these interim consolidated financial statements in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2006 (“2006 Form 10-K”) and Kinder Morgan Energy Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2006, Current Report on Form 8-K filed August 22, 2007 and Quarterly Report on Form 10-Q for the quarter ended September 30, 2007. Unless the context requires otherwise, references to “we,” “us,” “our,” or the “Company” are intended to mean Kinder Morgan Management, LLC and its consolidated subsidiary, Kinder Morgan Services LLC.

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

3.

Accounting for Investments in Kinder Morgan Energy Partners, L.P.

We use the equity method of accounting for our investment in Kinder Morgan Energy Partners, L.P., which investment is further described in Note 8. Kinder Morgan Energy Partners, L.P. is a publicly traded limited partnership and is traded on the New York Stock Exchange under the symbol “KMP.” We record, in the period in which it is earned, our share of the

Kinder Morgan Management, LLC Form 10-Q

earnings of Kinder Morgan Energy Partners, L.P. attributable to the i-units we own. We receive distributions from Kinder Morgan Energy Partners, L.P. in the form of additional i-units, which increase the number of i-units we own. We issue additional shares (or fractions thereof) of the Company to our existing shareholders in an amount equal to the additional i-units received from Kinder Morgan Energy Partners, L.P. At September 30, 2007, through our ownership of Kinder Morgan Energy Partners, L.P. i-units, we owned approximately 29.71% of all of Kinder Morgan Energy Partners, L.P.’s outstanding limited partner interests.

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

6.

Share Distributions

On August 14, 2007, we paid a share distribution of 0.016331 shares per outstanding share (1,143,661 total shares valued at $54.1 million) to shareholders of record as of July 31, 2007, based on the $0.85 per common unit distribution declared by Kinder Morgan Energy Partners, L.P. On November 14, 2007, we will pay a share distribution of 0.017686 shares per outstanding share (1,258,778 total shares) to shareholders of record as of October 31, 2007, based on the $0.88 per common unit distribution declared by Kinder Morgan Energy Partners, L.P. These distributions are paid in the form of additional shares or fractions thereof calculated by dividing Kinder Morgan Energy Partners, L.P.’s cash distribution per common unit by the average market price of a share determined for a ten-trading day period ending on the trading day immediately prior to the ex-dividend date for our shares.

7.

Business Activities and Related Party Transactions

We do not receive a fee for our services under the delegation of control agreement, nor do we receive any margin or profit when we are reimbursed for expenses incurred. We incurred, on behalf of Kinder Morgan Energy Partners, L.P., approximately $58.6 million and $80.6 million of expenses during the three months and four months ended September 30, 2007, respectively, and $116.9 million during the five months ended May 31, 2007. For the three months and nine months ended September 30, 2006, we incurred expenses of $58.2 million and $173.6 million, respectively. The expense reimbursements by Kinder Morgan Energy Partners, L.P. to us are accounted for as a reduction to the expense incurred by us. At September 30, 2007, $18.2 million, primarily a receivable from Kinder Morgan Energy Partners, L.P., is recorded in the caption “Accounts Receivable, Related Party” in the accompanying interim Consolidated Balance Sheet.

One of our affiliates provides, and incurs expense with respect to, payroll services to Kinder Morgan Energy Partners, L.P. These expenses are reimbursed by Kinder Morgan Energy Partners, L.P. at cost. These expenses totaled approximately $73.1 million and $94.0 million during the three months and four months ended September 30, 2007, respectively, and $112.1 million during the five months ended May 31, 2007. For the three months and nine months ended September 30, 2006, these expenses totaled approximately $66.8 million and $187.0 million, respectively.

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

Kinder Morgan Management, LLC Form 10-Q

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

As a result, following Kinder Morgan Energy Partners, L.P.’s acquisition of Trans Mountain from Knight Inc. on April 30, 2007, all Kinder Morgan Energy Partners, L.P. financial information included in this report has been presented as though the transfer of Trans Mountain from Knight Inc. to Kinder Morgan Energy Partners, L.P. had occurred at the date when both Trans Mountain and Kinder Morgan Energy Partners, L.P. met the accounting requirements for entities under common control (January 1, 2006). Following is summarized restated income statement information for Kinder Morgan Energy Partners, L.P. Additional information on Kinder Morgan Energy Partners, L.P.’s results of operations and financial position are contained in its Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In millions)
Operating Revenues	$2,230.8	$2,296.8	$6,768.9	$6,926.2
Operating Expenses	1,919.4	1,985.4	6,218.4	5,983.1

Operating Income	$311.4	$311.4	$550.5	$943.1

Net Income	$213.8	$229.5	$297.0	$736.8

9.

Comprehensive Income (Loss)

Our comprehensive income (loss), which differs from our net income solely due to our equity in the other comprehensive income (loss) of Kinder Morgan Energy Partners, L.P. is as follows:

	Post-Acquisition Basis		Restated; See Note 8. Pre-Acquisition Basis
	Three Months Ended September 30,	Four Months Ended September 30,	Five Months Ended May 31,	Three Months Ended September 30,	Nine Months Ended September 30,
	2007	2007	2007	2006	2006
	(In millions)		(In millions)
Net Income	$11.1	$18.4	$(41.3)	$16.5	$58.8
Other Comprehensive Loss, Net of Tax:
Change in Fair Value of Derivatives Utilized for Hedging Purposes	(3.8)	(13.2)	(5.8)	34.8	(50.5)
Reclassification of Change in Fair Value of Derivatives to Net Income	3.1	5.6	6.5	20.3	58.9
Change in Foreign Currency Translation Adjustment	2.4	3.1	2.2	(1.3)	(1.0)
Amortization of Employee Benefit Plan Expenses to Net Income	-	-	-	-	(0.3)
Other Comprehensive Income (Loss)	1.7	(4.5)	2.9	53.8	7.1

Comprehensive Income (Loss)	$12.8	$13.9	$(38.4)	$70.3	$65.9

10.

Recent Accounting Pronouncements

On September 15, 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. This Statement defines fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. It addresses how companies should measure fair value

Kinder Morgan Management, LLC Form 10-Q

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

For us, the adoption of part (i) of SFAS No. 158 described above had no material effect on our statement of financial position as of December 31, 2006. We currently have no defined benefit pension and other postretirement benefit plans.

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

Kinder Morgan Management, LLC Form 10-Q

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

Kinder Morgan Management, LLC Form 10-Q

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

Results of Operations

Our results of operations consist of the offsetting expenses and receipts associated with our managing and controlling the business and affairs of Kinder Morgan Energy Partners, L.P. and our equity in the earnings of Kinder Morgan Energy Partners, L.P. attributable to the i-units we own. At September 30, 2007, through our ownership of i-units, we owned approximately 29.71% of all of Kinder Morgan Energy Partners, L.P.’s outstanding limited partner interests. We use the equity method of accounting for our investment in Kinder Morgan Energy Partners, L.P. and we record earnings as described below. Our percentage ownership in Kinder Morgan Energy Partners, L.P. changes over time upon the distribution of additional i-units to us or upon issuances of additional common units or other equity securities by Kinder Morgan Energy Partners, L.P.

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

As a result, following Kinder Morgan Energy Partners, L.P.’s acquisition of Trans Mountain from Knight Inc. on April 30, 2007, all Kinder Morgan Energy Partners, L.P. financial information included in this report has been presented as though the

Kinder Morgan Management, LLC Form 10-Q

transfer of Trans Mountain from Knight Inc. to Kinder Morgan Energy Partners, L.P. had occurred at the date when both Trans Mountain and Kinder Morgan Energy Partners, L.P. met the accounting requirements for entities under common control (January 1, 2006). Following is summarized restated income statement information for Kinder Morgan Energy Partners, L.P. Additional information on Kinder Morgan Energy Partners, L.P.’s results of operation and financial position are contained in its Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

Our results for the three months and four months ended September 30, 2007 are affected by the push-down of the application of the purchase method of accounting related to the May 30, 2007 Going Private transaction. The impact of this push down is immaterial to our results of operations and therefore the following discussion is based on the results for the three and nine months ended September 30, 2007 and 2006 rather than the pre-acquisition and post-acquisition periods.

For the three months and nine months ended September 30, 2007, Kinder Morgan Energy Partners, L.P. reported limited partners’ interest in net income (loss) of $58.0 million and $(143.1) million, respectively. Our net income (loss) for the corresponding periods was $11.1 million and $(22.9) million, respectively. For the three months and nine months ended September 30, 2006, Kinder Morgan Energy Partners, L.P. reported limited partners’ net income of $95.5 million and $343.0 million, respectively. Our net income for the corresponding periods was $16.5 million and $58.8 million, respectively. The reported segment earnings contribution by business segment for Kinder Morgan Energy Partners, L.P. is set forth below. This information should be read in conjunction with Kinder Morgan Energy Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2006, Current Report on Form 8-K filed August 22, 2007 and with its Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

Kinder Morgan Energy Partners, L.P.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In millions)
Segment Earnings Before Depreciation, Amortization and Amortization of Excess Cost of Equity Investments:[1]
Product Pipelines	$156.1	$117.0	$446.9	$362.0
Natural Gas Pipelines	142.0	140.7	421.3	435.1
CO2	138.0	127.1	392.3	372.9
Terminals	109.4	98.4	320.0	290.0
Trans Mountain[2]	22.1	16.0	(306.5)	50.1
Total Segment Earnings Before DD&A	567.6	499.2	1,274.0	1,510.1
Total Consolidated Depreciation, Depletion and Amortization	(140.3)	(111.4)	(408.8)	(311.1)
Total Consolidated Amortization of Excess Cost of Investments	(1.4)	(1.4)	(4.3)	(4.2)
Interest and Corporate Administrative Expenses[3]	(212.1)	(156.9)	(563.9)	(458.0)
Net Income[4]	$213.8	$229.5	$297.0	$736.8

1

Includes revenues, earnings from equity investments, allocable interest income and other, net, less operating expenses, income taxes and other expense (income).

2

Nine month 2007 amount includes a goodwill impairment charge of $377.1 million.

3

Includes unallocated interest income, interest and debt expense, general and administrative expenses and minority interest expense.

4

Includes general partners’ interest in net income of $155.8 million and $440.1 million for the three months and nine months ended September 30, 2007 and limited partners’ interest in net income (loss) of $58.0 million and $(143.1) million for the three months and nine months ended September 30, 2007. Includes general partners’ interest in net income of $134.0 million and $393.8 million and limited partners’ interest in net income of $95.5 million and $343.0 million for the three months and nine months ended September 30, 2006, respectively.

Income Taxes

We are a limited liability company that has elected to be treated as a corporation for federal income tax purposes. Deferred income tax assets and liabilities are recognized for temporary differences between the basis of our assets and liabilities for financial reporting and tax purposes. Changes in tax legislation are included in the relevant computations in the period in which such changes are effective. Currently, our only such temporary difference results from changes in the basis of our

Kinder Morgan Management, LLC Form 10-Q

investment in Kinder Morgan Energy Partners, L.P. The effective tax rate used in computing our income tax provision was 36% for each of the three months and nine months ended September 30, 2007.

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

On August 14, 2007, we paid a share distribution of 0.016331 shares per outstanding share (1,143,661 total shares valued at $54.1 million) to shareholders of record as of July 31, 2007, based on the $0.85 per common unit distribution declared by Kinder Morgan Energy Partners, L.P. On November 14, 2007, we will pay a share distribution of 0.017686 shares per outstanding share (1,258,778 total shares) to shareholders of record as of October 31, 2007, based on the $0.88 per common unit distribution declared by Kinder Morgan Energy Partners, L.P.

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

Kinder Morgan Management, LLC Form 10-Q

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

Incentive distributions are generally defined as all cash distributions paid to the general partner that are in excess of 2% of the aggregate value of cash and i-units being distributed. The general partner’s incentive distribution for the distribution that Kinder Morgan Energy Partners, L.P. declared for the third quarter of 2007 was $155.2 million. The general partner’s incentive distribution for the distribution that Kinder Morgan Energy Partners, L.P. declared for the third quarter of 2006 was $133.0 million. The general partner’s incentive distribution that Kinder Morgan Energy Partners, L.P. paid during the third quarter of 2007 to the general partner (for the second quarter of 2007) was $147.6 million. The general partner’s incentive distribution that Kinder Morgan Energy Partners, L.P. paid during the third quarter of 2006 to the general partner (for the second quarter of 2006) was $129.0 million. All partnership distributions Kinder Morgan Energy Partners, L.P. declares for the fourth quarter of each year are declared and paid in the first quarter of the following year.

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

Information Regarding Forward-looking Statements

This filing includes forward-looking statements. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. They use words such as “anticipate,” “believe,” “intend,” “plan,” “projection,” “forecast,” “strategy,” “position,” “continue,” “estimate,” “expect,” “may,” or the negative of those terms or other variations of them or comparable terminology. In particular, statements, express or implied, concerning future actions, conditions or events, future operating results or the ability to generate sales, income or cash flow or to pay dividends or make distributions are forward-looking statements. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Future actions, conditions or events and future results of our operations and those of Kinder Morgan Energy Partners, L.P. may differ materially from those expressed in these forward-looking statements. Please see “Information Regarding Forward-Looking Statements” for Kinder Morgan Energy Partners, L.P. included in Kinder Morgan Energy Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007. Many of the factors that will determine these results are beyond our ability to control or predict. Specific factors that could cause actual results to differ from those in the forward-looking statements include:

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

Kinder Morgan Management, LLC Form 10-Q

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

Kinder Morgan Management, LLC Form 10-Q

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

•

the timing and success of Kinder Morgan Energy Partners, L.P.’s business development efforts; and

•

unfavorable results of litigation involving Kinder Morgan Energy Partners, L.P. and the fruition of contingencies referred to in Kinder Morgan Energy Partners, L.P.’s Quarterly Report on Form 10-Q for the three months ended September 30, 2007.

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

Item 4.  Controls and Procedures.

As of September 30, 2007, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective in all material respects to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required, and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure. There has been no change in our internal control over financial reporting during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Kinder Morgan Management, LLC Form 10-Q

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

There are currently no legal proceedings involving us in progress or pending.

Item 1A.  Risk Factors.

There have been no material changes in the risk factors set forth in our annual report on Form 10-K for the year ended December 31, 2006.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended September 30, 2007, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

3.1

Amendment No. 1, dated as of July 20, 2007, to Delegation of Control Agreement dated May 18, 2001, among Kinder Morgan Management, LLC, Kinder Morgan G.P., Inc., and Kinder Morgan Energy Partners, L.P. and its operating limited partnership subsidiaries, attached as Annex C to the Second Amended and Restated Limited Liability Company Agreement of Kinder Morgan Management, LLC, as amended (filed as Exhibit 3.1 to Kinder Morgan Management, LLC’s Current Report on Form 8-K filed on July 20, 2007 and incorporated herein by reference).

10.1

Amendment No. 1, dated as of July 20, 2007, to Delegation of Control Agreement dated May 18, 2001, among Kinder Morgan Management, LLC, Kinder Morgan G.P., Inc., and Kinder Morgan Energy Partners, L.P. and its operating limited partnership subsidiaries (filed as Exhibit 10.1 to Kinder Morgan Management, LLC’s Current Report on Form 8-K filed on July 20, 2007 and incorporated herein by reference).

31.1

Section 13a – 14(a) / 15d – 14(a) Certification of Chief Executive Officer

31.2

Section 13a – 14(a) / 15d – 14(a) Certification of Chief Financial Officer

32.1

Section 1350 Certification of Chief Executive Officer

32.2

Section 1350 Certification of Chief Financial Officer

Kinder Morgan Management, LLC Form 10-Q

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINDER MORGAN MANAGEMENT, LLC (Registrant)
November 9, 2007	/s/ Kimberly A. Dang
Kimberly A. Dang Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)