Form 10-Q
period 2008-03-31
KINDER MORGAN MANAGEMENT LLC
filed 2008-05-12
CIK 1135017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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
Yes ☐ No ☑

The number of shares outstanding for each of the registrant’s classes of common equity, as of May 9, 2008 was two voting shares and 73,686,431 listed shares.

Kinder Morgan Management, LLC Form 10-Q

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY
FORM 10-Q
QUARTER ENDED MARCH 31, 2008

Kinder Morgan Management, LLC Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

CONSOLIDATED BALANCE SHEETS (Unaudited)
Kinder Morgan Management, LLC and Subsidiary
(In millions except shares)

	March 31, 2008	December 31, 2007
ASSETS

Current Assets:
Accounts Receivable, Related Party	$14.9	$28.6
Prepayments and Other	2.8	2.3
	17.7	30.9

Investment in Kinder Morgan Energy Partners, L.P.	2,155.4	2,155.0

Deferred Tax Assets	-	27.9

Total Assets	$2,173.1	$2,213.8

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable	$2.0	$1.3
Accrued Expenses and Other	15.6	29.5
	17.6	30.8

Deferred Income Taxes	14.3	-

Shareholders’ Equity:
Voting Shares - Unlimited Authorized; 2 Voting Shares Issued and Outstanding	0.1	0.1
Listed Shares - Unlimited Authorized; 73,686,431 and 72,432,480 Listed Shares Issued and Outstanding, Respectively	2,408.5	2,374.8
Retained Deficit	(111.9)	(66.0)
Accumulated Other Comprehensive Loss	(155.5)	(125.9)
Total Shareholders’ Equity	2,141.2	2,183.0

Total Liabilities and Shareholders’ Equity	$2,173.1	$2,213.8

The accompanying notes are an integral part of these statements.

Kinder Morgan Management, LLC Form 10-Q

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
Kinder Morgan Management, LLC and Subsidiary
(In millions except per share amounts)

	Post-Acquisition Basis	Restated; See Note 7. Pre-Acquisition Basis
	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Equity in Earnings (Loss) of Kinder Morgan Energy Partners, L.P.	$46.5	$(77.5)
Provision (Benefit) for Income Taxes	24.4	(28.0)

Net Income (Loss)	$22.1	$(49.5)

Earnings (Loss) Per Share, Basic and Diluted	$0.30	$(0.79)

Number of Shares Used in Computing Basic and Diluted Earnings per Share	73.1	62.8

The accompanying notes are an integral part of these statements.

Kinder Morgan Management, LLC Form 10-Q

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Kinder Morgan Management, LLC and Subsidiary
Increase (Decrease) in Cash and Cash Equivalents
(In millions)

	Post-Acquisition Basis	Restated; See Note 7. Pre-Acquisition Basis
	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Cash Flows From Operating Activities:
Net Income (Loss)	$22.1	$(49.5)
Adjustments to Reconcile Net Income (Loss) to Net Cash Flows from Operating Activities:
Deferred Income Taxes	24.4	(28.0)
Equity in (Earnings) Loss of Kinder Morgan Energy Partners, L.P.	(46.5)	77.5
Decrease in Accounts Receivable	13.7	6.7
(Increase) Decrease in Other Assets	(0.5)	0.8
Increase (Decrease) in Accounts Payable	0.7	(0.7)
Decrease in Other Current Liabilities	(13.9)	(6.8)
Net Cash Flows Provided by Operating Activities	-	-

Net Cash Flows Used In Investing Activities	-	-

Net Cash Flows Provided by Financing Activities	-	-

Net Increase in Cash and Cash Equivalents	-	-
Cash and Cash Equivalents at Beginning of Period	-	-
Cash and Cash Equivalents at End of Period	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. No cash payments for interest or income taxes were made during the periods presented. We issue our shares or fractions thereof in distributions to our shareholders, and receive distributions from Kinder Morgan Energy Partners, L.P. on the i-units we own in the form of additional i-units in noncash transactions discussed in Note 5.

The accompanying notes are an integral part of these statements.

Kinder Morgan Management, LLC Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.   General

Kinder Morgan Management, LLC is a publicly traded Delaware limited liability company that was formed on February 14, 2001. Kinder Morgan G.P., Inc., of which Knight Inc. indirectly owns all of the outstanding common equity, is the general partner of Kinder Morgan Energy Partners, L.P. and owns all of our voting shares. Kinder Morgan G.P., Inc., pursuant to a delegation of control agreement among us, Kinder Morgan G.P., Inc. and Kinder Morgan Energy Partners, L.P., has delegated to us, to the fullest extent permitted under Delaware law and Kinder Morgan Energy Partners, L.P.’s limited partnership agreement, all of its rights and powers to manage and control the business and affairs of Kinder Morgan Energy Partners, L.P., subject to the general partner’s right to approve specified actions. We are a limited partner in Kinder Morgan Energy Partners, L.P. through our ownership of its i-units, and manage and control its business and affairs pursuant to the delegation of control agreement. Our success is dependent upon our operation and management of Kinder Morgan Energy Partners, L.P. and its resulting performance, see Note 7.

2.   Basis of Presentation

On May 30, 2007, Knight Inc. (formerly Kinder Morgan, Inc.) completed a merger transaction under which investors including Richard D. Kinder, Knight Inc.’s Chairman and Chief Executive Officer, acquired all of the outstanding shares of that company, referred to as the “Going Private transaction.” The acquisition was accounted for under the purchase method of accounting, as required by Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. The purchase price of Knight Inc. has been “pushed-down” and allocated to the assets and liabilities of its subsidiary companies, including us. Accordingly, our post-acquisition consolidated financial statements reflect a new basis of accounting. Our Consolidated Statements of Income and our Consolidated Statements of Cash Flows for the period ended March 31, 2007 reflect the operations of the Company prior to the acquisition. Hence, there is a blackline division on the financial statements and relevant footnotes, which is intended to signify that the amounts shown for periods prior to and subsequent to the acquisition are not comparable.

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

We have prepared the accompanying unaudited interim consolidated financial statements under the rules and regulations of the Securities and Exchange Commission. Under such rules and regulations, we have condensed or omitted certain information and notes normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America. Our management believes, however, that our disclosures are adequate to make the information presented not misleading. The consolidated financial statements reflect normal adjustments, and also recurring adjustments that are, in the opinion of management, necessary for a fair presentation of our financial results for the interim periods. You should read these interim consolidated financial statements in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 Form 10-K”) and Kinder Morgan Energy Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2007. Unless the context requires otherwise, references to “we,” “us,” “our,” or the “Company” are intended to mean Kinder Morgan Management, LLC and its consolidated subsidiary, Kinder Morgan Services LLC.

Our results have been restated for the periods beginning January 1, 2006 through April 30, 2007 due to the restatement of Kinder Morgan Energy Partners, L.P.’s results for those periods to include the results of the Trans Mountain acquisition as if it had occurred on January 1, 2006. Refer to Note 7 for more information on the restatement of results of Kinder Morgan Energy Partners, L.P.

3.   Accounting for Investments in Kinder Morgan Energy Partners, L.P.

We use the equity method of accounting for our investment in Kinder Morgan Energy Partners, L.P., which investment is further described in Note 7. Kinder Morgan Energy Partners, L.P. is a publicly traded limited partnership and is traded on the New York Stock Exchange under the symbol “KMP.” We record, in the period in which it is earned, our share of the earnings of Kinder Morgan Energy Partners, L.P. attributable to the i-units we own. We receive distributions from Kinder

Kinder Morgan Management, LLC Form 10-Q

Morgan Energy Partners, L.P. in the form of additional i-units, which increase the number of i-units we own. We issue additional shares (or fractions thereof) to our existing shareholders in an amount equal to the additional i-units received from Kinder Morgan Energy Partners, L.P. At March 31, 2008, through our ownership of Kinder Morgan Energy Partners, L.P. i-units, we owned approximately 28.8% of all of Kinder Morgan Energy Partners, L.P.’s outstanding limited partner interests.

4.   Earnings Per Share

Both basic and diluted earnings per share are computed based on the weighted-average number of shares outstanding during each period, adjusted for share splits. There are no securities outstanding that may be converted into or exercised for shares.

5.   Share Distributions

On February 14, 2008, we paid a share distribution of 0.017312 shares per outstanding share (1,253,951 total shares) to shareholders of record as of January 31, 2008, based on the $0.92 per common unit distribution declared by Kinder Morgan Energy Partners, L.P. On May 15, 2008, we will pay a share distribution of 0.017716 shares per outstanding share (1,305,429 total shares) to shareholders of record as of April 30, 2008, based on the $0.96 per common unit distribution declared by Kinder Morgan Energy Partners, L.P. These distributions are paid in the form of additional shares or fractions thereof calculated by dividing Kinder Morgan Energy Partners, L.P.’s cash distribution per common unit by the average market price of a share determined for a ten-trading day period ending on the trading day immediately prior to the ex-dividend date for our shares.

6.   Business Activities and Related Party Transactions

We do not receive a fee for our services under the delegation of control agreement, nor do we receive any margin or profit when we are reimbursed for expenses incurred. We incurred, on behalf of Kinder Morgan Energy Partners, L.P., approximately $69.1 million and $62.8 million of expenses during the three months ended March 31, 2008 and 2007, respectively. The expense reimbursements by Kinder Morgan Energy Partners, L.P. to us are accounted for as a reduction to the expense incurred by us. At March 31, 2008 and December 31, 2007, $14.9 million and $28.6 million, respectively, primarily receivables from Kinder Morgan Energy Partners, L.P., are recorded in the caption “Accounts Receivable, Related Party” in the accompanying interim Consolidated Balance Sheets.

One of our affiliates provides, and incurs expense with respect to, payroll services to Kinder Morgan Energy Partners, L.P. These expenses are reimbursed by Kinder Morgan Energy Partners, L.P. at cost. These expenses totaled approximately $80.2 million and $70.9 million during the three months ended March 31, 2008 and 2007, respectively.

7.   Summarized Income Statement Information for Kinder Morgan Energy Partners, L.P.

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

As a result, all Kinder Morgan Energy Partners, L.P. financial information included in this report has been presented as though the transfer of Trans Mountain from Knight Inc. to Kinder Morgan Energy Partners, L.P. had occurred at the date when both Trans Mountain and Kinder Morgan Energy Partners, L.P. met the accounting requirements for entities under common control (January 1, 2006). Following is summarized income statement information, restated for the three months ended March 31, 2007, for Kinder Morgan Energy Partners, L.P., a publicly traded limited partnership in which we own a significant interest. Additional information on Kinder Morgan Energy Partners, L.P.’s results of operations and financial position are contained in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

Kinder Morgan Management, LLC Form 10-Q

	Three Months Ended March 31,
	2008	Restated 2007
	(In millions)
Operating Revenues	$2,720.3	$2,171.7
Operating Expenses	2,300.9	2,247.2

Operating Income (Loss)	$419.4	$(75.5)

Net Income (Loss)	$346.7	$(149.5)

8.   Comprehensive Loss

Our comprehensive loss, which differs from our net income solely due to our equity in the other comprehensive income (loss) of Kinder Morgan Energy Partners, L.P. is as follows:

	Post-Acquisition Basis	Restated; See Note 7. Pre-Acquisition Basis
	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
	(In millions)	(In millions)
Net Income (Loss):	$22.1	$(49.5)
Other Comprehensive Loss, Net of Tax:
Change in Fair Value of Derivatives Utilized for Hedging Purposes	(40.5)	(29.8)
Reclassification of Change in Fair Value of Derivatives to Net Income	16.0	20.2
Change in Foreign Currency Translation Adjustment	(5.5)	1.9
Amortization of Employee Benefit Plan Expenses to Net Income	0.4	-
Other Comprehensive Loss	(29.6)	(7.7)

Comprehensive Loss	$(7.5)	$(57.2)

9.   Out of Period Adjustment

Effective with the closing of the Going Private transaction (which was accounted for as a purchase business combination under SFAS No. 141, Business Combinations) and our change to a new basis of accounting reflecting the push down of the purchase price to us, we now provide deferred taxes on only the portion of the book/tax basis difference in our investment in Kinder Morgan Energy Partners, L.P. that is not attributable to non-tax-deductible goodwill. We developed an estimate that was used to determine the provision for deferred income taxes and the net deferred tax balances included in our 2007 Form 10-K. Subsequent to the February 29, 2008 filing of our 2007 Form 10-K, we determined that the information used in making this estimate was deficient in some respects and, therefore, a revised estimate was developed.

Our first-quarter 2008 consolidated financial statements reflect the revised calculation, including the correction of our previously reported amounts. This change had the effects of (i) increasing our provision for deferred income taxes by $7.7 million and (ii) creating incremental deferred income tax liability of $63.8 million, of which only the $7.7 million referred to above in (i) had an income statement impact due to the application of purchase accounting. This change has not had and will not have an impact on the distributions we receive from Kinder Morgan Energy Partners, L.P. in the form of additional i-units or the share distributions we declare. In addition, the deferred tax balance may not represent the taxes that we would owe in the event of liquidation of Kinder Morgan Energy Partners, L.P. as our tax liabilities on liquidation may be impacted by our tax indemnification agreement with Knight Inc. (see Note 2(E) of Notes to Consolidated Financial Statements in our 2007 Form 10-K).

We evaluated the impact of the error and determined that it was not material to our consolidated financial statements in 2007 or 2008, and accordingly have recorded the related effects in our first quarter 2008 consolidated financial statements.

Kinder Morgan Management, LLC Form 10-Q

10.  Recent Accounting Pronouncements

On September 15, 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements. This Statement establishes a single definition of fair value and a framework for measuring fair value in generally accepted accounting principles. SFAS No. 157 also expands disclosures about fair value measurements. The provisions of this Statement apply to other accounting pronouncements that require or permit fair value measurements. Accordingly, this Statement does not require any new fair value measurements.

On February 12, 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

The remainder of SFAS No. 157 was adopted by us effective January 1, 2008. The adoption of this portion of the Statement did not have a material impact on our consolidated financial statements since we already apply its basic concepts in measuring fair value.

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

Specifically, SFAS No. 160 establishes accounting and reporting standards that require (i) the ownership interests in subsidiaries held by parties other than the parent to be clearly identified, labeled, and presented in the consolidated balance sheet within equity, but separate from the parent’s equity; (ii) the equity amount of consolidated net income attributable to the parent and to the noncontrolling interest to be clearly identified and presented on the face of the consolidated income statement (consolidated net income and comprehensive income will be determined without deducting minority interest, however, earnings-per-share information will continue to be calculated on the basis of the net income attributable to the parent’s shareholders); and (iii) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary to be accounted for consistently and similarly—as equity transactions.

This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (January 1, 2009 for us). Early adoption is not permitted. SFAS No. 160 is to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for its presentation and disclosure requirements, which are to be applied retrospectively for all periods presented. We are currently reviewing the effects of this Statement.

On December 4, 2007, the FASB issued SFAS 141(revised 2007), (“SFAS 141 (R)”), Business Combinations. Although this statement amends and replaces SFAS No. 141, it retains the fundamental requirements in SFAS No. 141 that (i) the purchase method of accounting be used for all business combinations; and (ii) an acquirer be identified for each business combination. SFAS No. 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This Statement applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquiree), including combinations achieved without the transfer of consideration; however, this Statement does not apply to a combination between entities or businesses under common control.

Kinder Morgan Management, LLC Form 10-Q

Significant provisions of SFAS No. 141(R) concern principles and requirements for how an acquirer (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.

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

Results of Operations

Our results of operations consist of the offsetting expenses and receipts associated with our managing and controlling the business and affairs of Kinder Morgan Energy Partners, L.P. and our equity in the earnings of Kinder Morgan Energy Partners, L.P. attributable to the i-units we own. At March 31, 2008, through our ownership of i-units, we owned approximately 28.8% of all of Kinder Morgan Energy Partners, L.P.’s outstanding limited partner interests. We use the equity method of accounting for our investment in Kinder Morgan Energy Partners, L.P. and we record earnings as described below. Our percentage ownership in Kinder Morgan Energy Partners, L.P. changes over time upon the distribution of additional i-units to us or upon issuances of additional common units or other equity securities by Kinder Morgan Energy Partners, L.P.

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

As a result, all Kinder Morgan Energy Partners, L.P. financial information included in this report has been presented as though the transfer of Trans Mountain from Knight Inc. to Kinder Morgan Energy Partners, L.P. had occurred at the date when both Trans Mountain and Kinder Morgan Energy Partners, L.P. met the accounting requirements for entities under common control (January 1, 2006). The impact of this restatement on our results of operations was to reduce our equity in earnings of Kinder Morgan Energy Partners, L.P. and net income by $97.6 million and $62.3 million, respectively for the three months ended March 31, 2007.

Kinder Morgan Management, LLC Form 10-Q

Our results for the three months ended March 31, 2008 are affected by the push-down of the application of the purchase method of accounting related to the May 30, 2007 Going Private transaction. The impact of this push down is immaterial to our results of operations and therefore the following discussion is based on the results for the three months ended March 31, 2008 and 2007, rather than the pre-acquisition and post-acquisition periods.

For the three months ended March 31, 2008 and 2007, Kinder Morgan Energy Partners, L.P. reported limited partners’ interest in net income (loss) of $159.3 million and $(285.6) million, respectively. Our net income (loss) for the corresponding periods was $22.1 million and $(49.5) million, respectively. The reported segment earnings contribution by business segment, restated for the three months ended March 31, 2007, for Kinder Morgan Energy Partners, L.P. is set forth below. This information should be read in conjunction with Kinder Morgan Energy Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2007 and with its Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

Kinder Morgan Energy Partners, L.P.

	Three Months Ended March 31,
	2008	Restated 2007
	(In millions)
Segment Earnings Before Depreciation, Amortization and Amortization of Excess Cost of Equity Investments:[1]
Product Pipelines	$140.7	$143.2
Natural Gas Pipelines	188.2	134.7
CO2	199.8	125.4
Terminals	125.8	100.5
Trans Mountain[2]	30.2	(358.2)
Total Segment Earnings before DD&A	684.7	145.6
Depreciation, Depletion and Amortization Expenses	(158.1)	(132.7)
Amortization of Excess Cost of Investments	(1.4)	(1.4)
Interest and Corporate Administrative Expenses[3]	(178.5)	(161.0)
Net Income (Loss)[4]	$346.7	$(149.5)
____________
[1]	Includes revenues, earnings from equity investments, allocable interest income and other, net, less operating expenses, allocable income taxes and other expense (income).
[2]	2007 amount includes a $377.1 million goodwill impairment expense.
[3]	Includes unallocated interest income and income tax expense, interest and debt expense, general and administrative expenses and minority interest expense.
[4]
Includes general partner’s interest in net income of $187.4 million and $136.1 million and limited partners’ interest in net income (loss) of $159.3 million and $(285.6) million for the three months ended March 31, 2008 and 2007, respectively.

Income Taxes

We are a limited liability company that has elected to be treated as a corporation for federal income tax purposes. Deferred income tax assets and liabilities are recognized for temporary differences between the basis of our assets and liabilities for financial reporting and tax purposes. Changes in tax legislation are included in the relevant computations in the period in which such changes are effective. Currently, our only such temporary difference results from changes in the basis of our investment in Kinder Morgan Energy Partners, L.P. The effective tax rate (calculated by dividing the amount in the caption “Provision (Benefit) for Income Taxes” as shown in the accompanying interim Consolidated Statements of Operations by the amount in the caption “Equity in Earnings (Loss) of Kinder Morgan Energy Partners, L. P.”) was 52.5% and 36.1% for the three months ended March 31, 2008 and 2007, respectively. These effective tax rates reflect, among other factors, differences from the federal statutory tax rate of 35% due to increases attributable to state income taxes, and, for the three months ended March 31, 2008, the out of period adjustment described in Note 9 of the accompanying Notes to Consolidated Financial Statements.

Our adoption of Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 on January 1, 2007 did not result in a cumulative effect adjustment to retained earnings. At January 1, 2007, we had no unrecognized tax benefits on the balance sheet. In the event interest or penalties are incurred with respect to income tax matters, our policy will be to include such items in income tax expense. We had nothing accrued for interest and penalties at January 1, 2007. At January 1, 2007, tax years 2003 through 2006 remained subject to examination by the Internal Revenue Service and applicable states. As of March 31, 2008, we do not expect any material change in the balance of our unrecognized tax benefits over the next twelve months.

Kinder Morgan Management, LLC Form 10-Q

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

On February 14, 2008, we paid a share distribution of 0.017312 shares per outstanding share (1,253,951 total shares) to shareholders of record as of January 31, 2008, based on the $0.92 per common unit distribution declared by Kinder Morgan Energy Partners, L.P. On May 15, 2008, we will pay a share distribution of 0.017716 shares per outstanding share (1,305,429 total shares) to shareholders of record as of April 30, 2008, based on the $0.96 per common unit distribution declared by Kinder Morgan Energy Partners, L.P.

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

Information Regarding Forward-looking Statements

This filing includes forward-looking statements. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. They use words such as “anticipate,” “believe,” “intend,” “plan,” “projection,” “forecast,” “strategy,” “position,” “continue,” “estimate,” “expect,” “may,” or the negative of those terms or other variations of them or comparable terminology. In particular, statements, express or implied, concerning future actions, conditions or events, future operating results or the ability to generate sales, income or cash flow or to pay dividends or make distributions are forward-looking statements. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Future actions, conditions or events and future results of our operations and those of Kinder Morgan Energy Partners, L.P. may differ materially from those expressed in these forward-looking statements. Please see “Information Regarding Forward-Looking Statements” for Kinder Morgan Energy Partners, L.P. included in Kinder Morgan Energy Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008. Many of the factors that will determine these results are beyond our ability to control or predict. Specific factors that could cause actual results to differ from those in the forward-looking statements include:

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

Kinder Morgan Management, LLC Form 10-Q

•	the uncertainty inherent in estimating future oil and natural gas production or reserves that Kinder Morgan Energy Partners, L.P. may experience;

•	the ability of Kinder Morgan Energy Partners to complete expansion projects on time and on budget;

•	the timing and success of Kinder Morgan Energy Partners, L.P.’s business development efforts; and

•
unfavorable results of litigation involving Kinder Morgan Energy Partners, L.P. and the fruition of contingencies referred to in Kinder Morgan Energy Partners, L.P.’s Quarterly Report on Form 10-Q for the three months ended March 31, 2008.

There is no assurance that any of the actions, events or results of the forward-looking statements will occur, or if any of them do, what impact they will have on our results of operations or financial condition. Because of these uncertainties, you should not put undue reliance on any forward-looking statements. See Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2007 and Item 1A “Risk Factors” in Part II of this report, for a more detailed description of these and other factors that may affect the forward-looking statements. When considering forward-looking statements, one should keep in mind the risk factors described in our 2007 Form 10-K report and in Kinder Morgan Energy Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2007. The risk factors could cause our actual results to differ materially from those contained in any forward-looking statement. We disclaim any obligation, other than as required by applicable law, to update the above list or to announce publicly the result of any revisions to any of the forward-looking statements to reflect future events or developments.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The nature of our business and operations is such that no activities or transactions of the type requiring discussion under this item are conducted or entered into.

Item 4.  Controls and Procedures.

As of March 31, 2008, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required, and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure. There has been no change in our internal control over financial reporting during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Kinder Morgan Management, LLC Form 10-Q

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

There are currently no legal proceedings involving us in progress or pending.

Item 1A.  Risk Factors.

Except as set forth below, there have been no material changes in or additions to the risk factors disclosed in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007.

Kinder Morgan Energy Partners, L.P.’s business is subject to extensive regulation that affects its operations and costs.

Kinder Morgan Energy Partners, L.P.’s assets and operations are subject to regulation by federal, state, provincial and local authorities, including regulation by the Federal Energy Regulatory Commission, and by various authorities under federal, state and local environmental, human health and safety and pipeline safety laws. Regulation affects almost every aspect of Kinder Morgan Energy Partners, L.P.’s business, including, among other things, its ability to determine terms and rates for its interstate pipeline services, to make acquisitions or to build extensions of existing facilities. The costs of complying with such laws and regulations are already significant, and additional or more stringent regulation could have a material adverse impact on Kinder Morgan Energy Partners, L.P.’s business, financial condition and results of operations.

In addition, regulators have taken actions designed to enhance market forces in the gas pipeline industry, which have led to increased competition. In a number of U.S. markets, natural gas interstate pipelines face competitive pressure from a number of new industry participants, such as alternative suppliers, as well as traditional pipeline competitors. Increased competition driven by regulatory changes could have a material impact on business in Kinder Morgan Energy Partners, L.P.’s markets and therefore adversely affect Kinder Morgan Energy Partners, L.P.’s financial condition and results of operations.

Environmental regulation and liabilities could result in increased operating and capital costs for Kinder Morgan Energy Partners, L.P.

Kinder Morgan Energy Partners, L.P.’s business operations are subject to federal, state, provincial and local laws and regulations relating to environmental protection, pollution and human health and safety in the United States and Canada. For example, if an accidental leak, release or spill of liquid petroleum products, chemicals or other hazardous substances occurs at or from its pipelines or at or from its storage or other facilities, Kinder Morgan Energy Partners, L.P. may experience significant operational disruptions and it may have to pay a significant amount to clean up the leak, release or spill, pay for government penalties, address natural resource damage, compensate for human exposure or property damage, install costly pollution control equipment or a combination of these and other measures. The resulting costs and liabilities could materially and negatively affect Kinder Morgan Energy Partners, L.P.’s level of earnings and cash flows. In addition, emission controls required under federal, state and provincial environmental laws could require significant capital expenditures at Kinder Morgan Energy Partners, L.P.’s facilities. The costs of complying with such environmental laws and regulations are already significant, and additional or more stringent regulation could increase these costs or otherwise negatively affect its business.

Kinder Morgan Energy Partners, L.P. owns and/or operates numerous properties that have been used for many years in connection with its business activities. While Kinder Morgan Energy Partners, L.P. has utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons or other hazardous substances may have been released at or from properties owned, operated or used by Kinder Morgan Energy Partners, L.P. or its predecessors, or at or from properties where Kinder Morgan Energy Partners, L.P.’s or its predecessors’ wastes have been taken for disposal. In addition, many of these properties have been owned and/or operated by third parties whose management, handling and disposal of hydrocarbons or other hazardous substances were not under Kinder Morgan Energy Partners, L.P.’s control. These properties and the hazardous substances released and wastes disposed thereon may be subject to laws in the United States such as the Comprehensive Environmental Response, Compensation, and Liability Act, also known as CERCLA or the Superfund law, which impose joint and several liability without regard to fault or the legality of the original conduct. Under the regulatory schemes of the various provinces, Canada has similar laws with respect to properties owned, operated or used by Kinder Morgan Energy Partners, L.P. or its predecessors. Under such laws and implementing regulations, Kinder Morgan Energy Partners, L.P. could be required to remove or remediate previously disposed wastes or property contamination, including contamination caused by prior owners or operators. Imposition of such liability schemes could have a material adverse impact on Kinder Morgan Energy Partners, L.P.’s operations and financial position.

In addition, Kinder Morgan Energy Partners, L.P.’s oil and gas development and production activities are subject to numerous federal, state and local laws and regulations relating to environmental quality and pollution control. These laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuance of a given operation. Specifically, these activities are subject to laws and regulations regarding the acquisition of permits before drilling, restrictions on drilling activities in restricted areas, emissions into the environment, water discharges, and storage and

Kinder Morgan Management, LLC Form 10-Q

disposition of wastes. In addition, legislation has been enacted that requires well and facility sites to be abandoned and reclaimed to the satisfaction of state authorities. The costs of complying with such laws and regulations are already significant and additional or more stringent laws and regulations could increase these costs or could otherwise negatively affect Kinder Morgan Energy Partners, L.P.’s business.

Kinder Morgan Energy Partners, L.P. is aware of the increasing focus of national and international regulatory bodies on greenhouse gas emissions and climate change issues. Kinder Morgan Energy Partners, L.P. is also aware of legislation, recently proposed by the Canadian legislature, to reduce greenhouse gas emissions. Additionally, proposed United States policy, legislation or regulatory actions may also address greenhouse gas emissions. Kinder Morgan Energy Partners, L.P. expects to continue to monitor and assess significant new policies, legislation or regulation in the areas where it operates, but it cannot currently estimate the potential impact of the proposals on its operations.

Kinder Morgan Energy Partners, L.P.’s substantial debt could adversely affect its financial health and make it more vulnerable to adverse economic conditions.

As of March 31, 2008, Kinder Morgan Energy Partners, L.P. had outstanding $7,662.1 million of consolidated debt (excluding the value of interest rate swaps). This level of debt could have important consequences, such as:

•
limiting Kinder Morgan Energy Partners, L.P.’s ability to obtain additional financing to fund its working capital, capital expenditures, debt service requirements or potential growth or for other purposes;

•
limiting Kinder Morgan Energy Partners, L.P.’s ability to use operating cash flow in other areas of its business because it must dedicate a substantial portion of these funds to make payments on its debt;

•	placing Kinder Morgan Energy Partners, L.P. at a competitive disadvantage compared to competitors with less debt; and

•	increasing Kinder Morgan Energy Partners, L.P.’s vulnerability to adverse economic and industry conditions.

Each of these factors is to a large extent dependent on economic, financial, competitive and other factors beyond Kinder Morgan Energy Partners, L.P.’s control.

Kinder Morgan Energy Partners, L.P.’s large amount of variable rate debt makes it vulnerable to increases in interest rates.

As of March 31, 2008, approximately 41.6% of Kinder Morgan Energy Partners, L.P.’s $7,662.1 million of consolidated debt was subject to variable interest rates, either as short-term or long-term variable rate debt obligations or as long-term fixed-rate debt converted to variable rates through the use of interest rate swaps. Should interest rates increase significantly, the amount of cash required to service this debt would increase. For information on Kinder Morgan Energy Partners, L.P.’s interest rate risk, see Item 7A “Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk” in Kinder Morgan Energy Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2007.

Terrorist attacks, or the threat of them, may adversely affect Kinder Morgan Energy Partners, L.P.’s business.

The U.S. government has issued public warnings that indicate that pipelines and other energy assets might be specific targets of terrorist organizations. These potential targets might include Kinder Morgan Energy Partners, L.P.’s pipeline systems. Kinder Morgan Energy Partners, L.P.’s operations could become subject to increased governmental scrutiny that would require increased security measures. Recent federal legislation provides an insurance framework that should cause current insurers to continue to provide sabotage and terrorism coverage under standard property insurance policies. Nonetheless, there is no assurance that adequate sabotage and terrorism insurance will be available at rates Kinder Morgan Energy Partners, L.P. believes are reasonable in the near future. These developments may subject Kinder Morgan Energy Partners, L.P.’s operations to increased risks, as well as increased costs, and, depending on their ultimate magnitude, could have a material adverse effect on Kinder Morgan Energy Partners, L.P.’s business, results of operations and financial condition.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended March 31, 2008, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

Item 3.  Defaults Upon Senior Securities.

None.

Kinder Morgan Management, LLC Form 10-Q

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

KINDER MORGAN MANAGEMENT, LLC (Registrant)
May 12, 2008	/s/ Kimberly A. Dang
Kimberly A. Dang Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)