Form 10-Q
period 2008-06-30
KINDER MORGAN MANAGEMENT LLC
filed 2008-08-11
CIK 1135017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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
Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

The number of shares outstanding for each of the registrant’s classes of common equity, as of July 31, 2008 was two voting shares and 74,991,860 listed shares.

Kinder Morgan Management, LLC Form 10-Q

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY
FORM 10-Q
QUARTER ENDED JUNE 30, 2008

Kinder Morgan Management, LLC Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In millions except shares)

	June 30, 2008	December 31, 2007
ASSETS

Current Assets:
Accounts Receivable, Related Party	$15.9	$28.6
Prepayments and Other	5.2	2.3
	21.1	30.9

Investment in Kinder Morgan Energy Partners, L.P.	1,971.2	2,155.0

Deferred Tax Assets	51.9	27.9

Total Assets	$2,044.2	$2,213.8

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable	$1.1	$1.3
Accrued Expenses and Other	19.9	29.5
	21.0	30.8

Commitments and Contingencies (Note 3)

Shareholders’ Equity:
Voting Shares - Unlimited Authorized; 2 Voting Shares Issued and Outstanding	0.1	0.1
Listed Shares - Unlimited Authorized; 74,991,860 and 72,432,480 Listed Shares Issued and Outstanding, Respectively	2,481.9	2,374.8
Retained Deficit	(155.5)	(66.0)
Accumulated Other Comprehensive Loss	(303.3)	(125.9)
Total Shareholders’ Equity	2,023.2	2,183.0

Total Liabilities and Shareholders’ Equity	$2,044.2	$2,213.8

The accompanying notes are an integral part of these consolidated financial statements.

Kinder Morgan Management, LLC Form 10-Q

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
 (In millions except per share amounts)

	Post-Acquisition Basis			Pre-Acquisition Basis
	Three Months Ended June 30,	Six Months Ended June 30,	One Month Ended June 30,	Two Months Ended May 31,	Five Months Ended May 31,
	2008	2008	2007	2007	2007
Equity in Earnings (Loss) of Kinder Morgan Energy Partners, L.P.	$47.5	$94.0	$11.4	$12.9	$(64.6)
Provision (Benefit) for Income Taxes	17.6	42.0	4.1	4.7	(23.3)

Net Income (Loss)	$29.9	$52.0	$7.3	$8.2	$(41.3)

Earnings (Loss) Per Share, Basic and Diluted	$0.40	$0.71	$0.10	$0.13	$(0.65)

Number of Shares Used in Computing Basic and Diluted Earnings per Share	74.4	73.7	70.0	65.0	63.7

The accompanying notes are an integral part of these consolidated financial statements.

Kinder Morgan Management, LLC Form 10-Q

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Increase (Decrease) in Cash and Cash Equivalents
(In millions)

	Post-Acquisition Basis		Pre-Acquisition Basis
	Six Months Ended June 30,	One Month Ended June 30,	Five Months Ended May 31,
	2008	2007	2007
Cash Flows From Operating Activities:
Net Income (Loss)	$52.0	$7.3	$(41.3)
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Deferred Income Taxes	42.0	4.1	(23.3)
Equity in (Earnings) Loss of Kinder Morgan Energy Partners, L.P.	(94.0)	(11.4)	64.6
Decrease (Increase) in Accounts Receivable	12.7	(0.6)	2.2
(Increase) Decrease in Other Assets	(2.9)	-	0.7
(Decrease) Increase in Accounts Payable	(0.2)	(0.8)	0.1
(Decrease) Increase in Other Current Liabilities	(9.6)	1.4	(3.0)
Net Cash Flows Provided by Operating Activities	-	-	-

Cash Flows From Investing Activities:
Purchase of i-units of Kinder Morgan Energy Partners, L.P.	-	-	(297.9)
Net Cash Flows Used In Investing Activities	-	-	(297.9)

Cash Flows From Financing Activities:
Shares Issued	-	-	297.9
Net Cash Flows Provided by Financing Activities	-	-	297.9

Net Increase in Cash and Cash Equivalents	-	-	-
Cash and Cash Equivalents at Beginning of Period	-	-	-
Cash and Cash Equivalents at End of Period	$-	$-	$-

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

Kinder Morgan Management, LLC Form 10-Q

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY
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

2.   Basis of Presentation

On May 30, 2007, Knight Inc. (formerly Kinder Morgan, Inc.) completed a merger transaction under which investors including Richard D. Kinder, Knight Inc.’s Chairman and Chief Executive Officer, acquired all of the outstanding shares of that company, referred to as the “Going Private transaction.” The acquisition was accounted for under the purchase method of accounting, as required by Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. The purchase price of Knight Inc. has been “pushed-down” and allocated to the assets and liabilities of its subsidiary companies, including us. Accordingly, our post-acquisition consolidated financial statements reflect a new basis of accounting. Our Consolidated Statements of Operations and our Consolidated Statements of Cash Flows for the periods ended May 31, 2007 reflect the operations of the Company prior to the acquisition. Hence, there is a blackline division on the financial statements and relevant footnotes, which is intended to signify that the amounts shown for periods prior to and subsequent to the acquisition are not comparable.

The purchase price of Knight Inc. was allocated to the assets it acquired and the liabilities it assumed based on their fair values. The push-down of this allocation of fair value to us caused a step-up in the recorded value of our investment in Kinder Morgan Energy Partners, L.P. of approximately $224.1 million and the recording of a deferred tax asset. The difference between the book value of our investment in Kinder Morgan Energy Partners, L.P. (reflected within the caption “Investment in Kinder Morgan Energy Partners, L.P.” in the accompanying interim Consolidated Balance Sheet) and our share of Kinder Morgan Energy Partners L.P.’s recognized net assets at book value (our ownership percentage multiplied by the total partners’ capital on Kinder Morgan Energy Partner’s, L.P.’s Consolidated Balance Sheet) consists of two pieces. First, an amount related to the difference between the recognized net assets at book value and the fair value of those net assets, and secondly, a premium in excess of the fair value of the underlying net assets referred to as equity method goodwill.

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

3.   Accounting for Investments in Kinder Morgan Energy Partners, L.P.

We use the equity method of accounting for our investment in Kinder Morgan Energy Partners, L.P., which investment is further described in Note 7. Kinder Morgan Energy Partners, L.P. is a publicly traded limited partnership and is traded on the New York Stock Exchange under the symbol “KMP.” We record, in the period in which it is earned, our share of the earnings of Kinder Morgan Energy Partners, L.P. attributable to the i-units we own. We receive distributions from Kinder Morgan Energy Partners, L.P. in the form of additional i-units, which increase the number of i-units we own. We issue additional shares (or fractions thereof) to our existing shareholders in an amount equal to the additional i-units received from

Kinder Morgan Management, LLC Form 10-Q

Kinder Morgan Energy Partners, L.P. At June 30, 2008, through our ownership of Kinder Morgan Energy Partners, L.P. i-units, we owned approximately 29.1% of all of Kinder Morgan Energy Partners, L.P.’s outstanding limited partner interests.

4.   Earnings Per Share

Both basic and diluted earnings per share are computed based on the weighted-average number of shares outstanding during each period, adjusted for share splits. There are no securities outstanding that may be converted into or exercised for shares.

5.   Share Distributions

On May 15, 2008, we paid a share distribution of 0.017716 shares per outstanding share (1,305,429 total shares) to shareholders of record as of April 30, 2008, based on the $0.96 per common unit distribution declared by Kinder Morgan Energy Partners, L.P. On August 14, 2008, we will pay a share distribution of .018124 shares per outstanding share (1,359,152 total shares) to shareholders of record as of July 31, 2008, based on the $0.99 per common unit distribution declared by Kinder Morgan Energy Partners, L.P. These distributions are paid in the form of additional shares or fractions thereof calculated by dividing Kinder Morgan Energy Partners, L.P.’s cash distribution per common unit by the average market price of a share determined for a ten-trading day period ending on the trading day immediately prior to the ex-dividend date for our shares.

6.   Business Activities and Related Party Transactions

We do not receive a fee for our services under the delegation of control agreement, nor do we receive any margin or profit when we are reimbursed for expenses incurred. We incurred, on behalf of Kinder Morgan Energy Partners, L.P., approximately $64.6 million and $133.6 million of expenses during the three and six months ended June 30, 2008, respectively. We incurred approximately $21.9 million of expenses during the month ended June 30, 2007 and $54.1 million and $116.9 million during the two months and five months ended May 31, 2007, respectively. The expense reimbursements by Kinder Morgan Energy Partners, L.P. to us are accounted for as a reduction to the expense incurred by us. At June 30, 2008 and December 31, 2007, $15.9 million and $28.6 million, respectively, primarily receivables from Kinder Morgan Energy Partners, L.P., are recorded in the caption “Accounts Receivable, Related Party” in the accompanying interim Consolidated Balance Sheets.

One of our affiliates provides, and incurs expense with respect to, payroll services to Kinder Morgan Energy Partners, L.P. These expenses are reimbursed by Kinder Morgan Energy Partners, L.P. at cost. For the three and six months ended June 30, 2008, these expenses totaled approximately $72.5 million and $152.7 million, respectively. These expenses totaled approximately $20.9 million during the month ended June 30, 2007 and $41.3 million and $112.1 million during the two months and five months ended May 31, 2007, respectively.

7.   Summarized Income Statement Information for Kinder Morgan Energy Partners, L.P.

Upon the implementation of Emerging Issues Task Force Issue No. 04-5 (EITF 04-05), Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights, effective January 1, 2006, Knight Inc., our parent, no longer accounted for its investment in Kinder Morgan Energy Partners, L.P. under the equity method of accounting, but instead included the accounts, balances and results of operations of Kinder Morgan Energy Partners, L.P. in its consolidated financial statements. This resulted in Knight Inc. and Kinder Morgan Energy Partners, L.P. being entities under common control.

Notwithstanding the consolidation of Kinder Morgan Energy Partners and its subsidiaries into Knight Inc.’s financial statements pursuant to EITF 04-5, except as explicitly disclosed, they are not liable for, and their assets are not available to satisfy, the obligations of Kinder Morgan Energy Partners and/or its subsidiaries and vice versa. Responsibility for settlements of obligations reflected in Knight Inc’s or Kinder Morgan Energy Partners’ financial statements are a legal determination based on the entity that incurs the liability. The determination of responsibility for payment among entities in either Knight Inc’s or Kinder Morgan Energy Partners’ consolidated group of subsidiaries was not impacted by the adoption of EITF 04-5.

Kinder Morgan Management, LLC Form 10-Q

Following is summarized income statement information for Kinder Morgan Energy Partners, L.P., a publicly traded limited partnership in which we own a significant interest. Additional information on Kinder Morgan Energy Partners, L.P.’s results of operations and financial position are contained in its Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In millions)
Operating Revenues	$3,495.7	$2,366.4	$6,216.0	$4,538.1
Operating Expenses	3,089.5	2,051.8	5,390.4	4,299.0

Operating Income	$406.2	$314.6	$825.6	$239.1

Net Income	$362.2	$232.7	$708.9	$83.2

8.   Comprehensive Income (Loss)

Our comprehensive income (loss), which differs from our net income solely due to our equity in the other comprehensive income (loss) of Kinder Morgan Energy Partners, L.P. is as follows:

	Post-Acquisition Basis			Pre-Acquisition Basis
	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008	One Month Ended June 30, 2007	Two Months Ended May 31, 2007	Five Months Ended May 31, 2007
	(In millions)			(In millions)
Net Income (Loss):	$29.9	$52.0	$7.3	$8.2	$(41.3)
Other Comprehensive Income (Loss), Net of Tax:
Change in Fair Value of Derivatives Utilized for Hedging Purposes	(176.9)	(217.7)	(9.4)	18.1	(5.8)
Reclassification of Change in Fair Value of Derivatives to Net Income	27.9	44.5	2.5	(9.7)	6.5
Foreign Currency Translation Adjustments	1.2	(4.6)	0.7	2.2	2.2
Amortization of Employee Benefit Plan Expenses to Net Income	-	0.4	-	-	-
Other Comprehensive Income (Loss)	(147.8)	(177.4)	(6.2)	10.6	2.9

Comprehensive Income (Loss)	$(117.9)	$(125.4)	$1.1	$18.8	$(38.4)

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

Our consolidated financial statements for the six months ended June 30, 2008 reflect the revised calculation, including the correction of our previously reported amounts. This change had the effects of (i) increasing our provision for deferred income taxes by $7.7 million (resulting in a reduction to net income of $7.7 million or $0.11 per diluted share) and (ii) creating incremental deferred income tax liability of $63.8 million, of which only the $7.7 million referred to above in (i) had an effect on our results of operations due to the application of purchase accounting. This change has not had and will not have an effect on the distributions we receive from Kinder Morgan Energy Partners, L.P. in the form of additional i-units or the share distributions we declare. In addition, the deferred tax balance may not represent the taxes that we would owe in the event of liquidation of Kinder Morgan Energy Partners, L.P. as our tax liabilities on liquidation may be impacted by our tax indemnification agreement with Knight Inc. (see Note 2(E) of Notes to Consolidated Financial Statements in our 2007 Form 10-K).

Kinder Morgan Management, LLC Form 10-Q

We evaluated the impact of the error and determined that it was not material to our consolidated financial statements in 2007 or 2008, and accordingly have recorded the related effects in our six months ended June 30, 2008 consolidated financial statements.

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

Kinder Morgan Management, LLC Form 10-Q

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

On April 25, 2008, the FASB issued FASB Staff Position FAS 142-3 Determination of the Useful Life of Intangible Assets. This Staff Position amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. This Staff Position is effective for financial statements issued for fiscal years beginning after December 15, 2008 (January 1, 2009 for us), and interim periods within those fiscal years. Early adoption is prohibited. We are currently reviewing the effects of this Staff Position.

On May 9, 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. This Statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles, referred to in this note as GAAP, for nongovernmental entities.

Statement No. 162 establishes that the GAAP hierarchy should be directed to entities because it is the entity, and not its auditor that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. Statement No. 162 is effective 60 days following the U.S. Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles, and is only effective for nongovernmental entities. We do not expect the adoption of this Statement to have any effect on our consolidated financial statements.

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

Results of Operations

Our results of operations consist of the offsetting expenses and receipts associated with our managing and controlling the business and affairs of Kinder Morgan Energy Partners, L.P. and our equity in the earnings of Kinder Morgan Energy Partners, L.P. attributable to the i-units we own. At June 30, 2008, through our ownership of i-units, we owned approximately 29.1% of all of Kinder Morgan Energy Partners, L.P.’s outstanding limited partner interests. We use the equity method of accounting for our investment in Kinder Morgan Energy Partners, L.P. and we record earnings as described below. Our percentage ownership in Kinder Morgan Energy Partners, L.P. changes over time upon the distribution of additional i-units to us or upon issuances of additional common units or other equity securities by Kinder Morgan Energy Partners, L.P.

Our earnings, as reported in the accompanying interim Consolidated Statements of Operations, represent equity in earnings of Kinder Morgan Energy Partners, L.P. attributable to the i-units we own, reduced by a deferred income tax provision and adjusted for the push down effect of Knight Inc.’s purchase of us and Kinder Morgan Energy Partners, L.P. The deferred income tax provision is calculated based on the book/tax basis difference created by our recognition, under accounting principles generally accepted in the United States of America, of our share of the earnings of Kinder Morgan Energy Partners, L.P. Our earnings per share (both basic and diluted) is our net income divided by our weighted-average number of outstanding shares during each period presented. There are no securities outstanding that may be converted into or exercised for our shares.

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

Our results for the three and six months ended June 30, 2008 are affected by the push-down of the application of the purchase method of accounting related to the May 30, 2007 Going Private transaction of Knight Inc., as discussed in Knight Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008. The impact of this push down is immaterial to our results of operations and therefore the following discussion is based on the results for the three and six months ended June 30, 2008 and 2007, rather than the pre-acquisition and post-acquisition periods.

For the three and six months ended June 30, 2008, Kinder Morgan Energy Partners, L.P. reported limited partners’ interest in net income of $166.3 million and $325.6 million, respectively. For the three and six months ended June 30, 2007, Kinder Morgan Energy Partners, L.P. reported limited partners’ interest in net income (loss) of $84.5 million and $(201.1 million), respectively. The reported segment earnings contribution by business segment, restated for the three and six months ended June 30, 2007, for Kinder Morgan Energy Partners, L.P. is set forth below. This information should be read in conjunction with Kinder Morgan Energy Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2007 and with its Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

Kinder Morgan Management, LLC Form 10-Q

Kinder Morgan Energy Partners, L.P.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In millions)
Segment Earnings Before Depreciation, Amortization and Amortization of Excess Cost of Equity Investments:[1]
Product Pipelines	$137.6	$147.6	$278.3	$290.8
Natural Gas Pipelines	182.5	144.6	370.7	279.3
CO2	216.6	128.9	416.4	254.3
Terminals	140.4	110.1	266.2	210.6
Trans Mountain[2]	33.4	29.6	63.6	(328.6)
Total Segment Earnings Before DD&A	710.5	560.8	1,395.2	706.4
Total Segment Depreciation, Depletion and Amortization	(165.6)	(135.8)	(323.7)	(268.5)
Total Segment Amortization of Excess Cost of Investments	(1.5)	(1.5)	(2.9)	(2.9)
Interest and Corporate Administrative Expenses[3]	(181.2)	(190.8)	(359.7)	(351.8)
Total Consolidated Net Income[4]	$362.2	$232.7	$708.9	$83.2
____________
[1]	Includes revenues, earnings from equity investments, allocable interest income and other, net, less operating expenses, allocable income taxes and other expense (income).
[2]	Six Months 2007 amount includes a $377.1 million goodwill impairment expense.
[3]
Includes unallocated interest income and income tax expense, interest and debt expense, general and administrative expenses (including unallocated litigation and environmental expenses) and minority interest expense.

[4]
Includes general partner’s interest in net income of $195.9 million and $383.3 million for the three and six months ended June 30, 2008, respectively, and limited partners’ interest in net income of $166.3 million and $325.6 million for the same respective periods in 2008. Includes general partner’s interest in net income of $148.2 million and $284.3 million for the three and six months ended June 30, 2007, respectively, and limited partners’ interest in net income (loss) of $84.5 million and $(201.1 million) for the three and six months ended June 30, 2007, respectively.

Income Taxes

We are a limited liability company that has elected to be treated as a corporation for federal income tax purposes.

Income taxes included in our statement of operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in millions)
Income Tax Expense (Benefit)	$17.6	$8.8	$42.0	$(19.2)
Effective Tax Rate	37.1%	36.2%	44.7%	36.1%

For the three month period ended June 30, 2008, and the three and six months ended June 30, 2007, our effective tax rate was higher than the statutory federal income tax rate of 35% primarily due to state income taxes. During the six months ended June 30, 2008 our effective tax rate was higher than the statutory federal income tax rate due to both state income taxes and the out of period adjustment described in Note 9 of the accompanying Notes to Consolidated Financial Statements.

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

Kinder Morgan Management, LLC Form 10-Q

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

On May 15, 2008, we paid a share distribution of 0.017716 shares per outstanding share (1,305,429 total shares) to shareholders of record as of April 30, 2008, based on the $0.96 per common unit distribution declared by Kinder Morgan Energy Partners, L.P. On August 14, 2008, we will pay a share distribution of .018124 shares per outstanding share (1,359,152 total shares) to shareholders of record as of July 31, 2008, based on the $0.99 per common unit distribution declared by Kinder Morgan Energy Partners, L.P.

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

Information Regarding Forward-looking Statements

This filing includes forward-looking statements. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. They use words such as “anticipate,” “believe,” “intend,” “plan,” “projection,” “forecast,” “strategy,” “position,” “continue,” “estimate,” “expect,” “may,” or the negative of those terms or other variations of them or comparable terminology. In particular, statements, express or implied, concerning future actions, conditions or events, future operating results or the ability to generate sales, income or cash flow or to pay dividends or make distributions are forward-looking statements. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Future actions, conditions or events and future results of our operations and those of Kinder Morgan Energy Partners, L.P. may differ materially from those expressed in these forward-looking statements. Please see “Information Regarding Forward-Looking Statements” for Kinder Morgan Energy Partners, L.P. included in Kinder Morgan Energy Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008. Many of the factors that will determine these results are beyond our ability to control or predict. Specific factors that could cause actual results to differ from those in the forward-looking statements include:

•	price trends and overall demand for natural gas liquids, refined petroleum products, oil, carbon dioxide, natural gas, electricity, coal and other bulk materials and chemicals in North America;

•	economic activity, weather, alternative energy sources, conservation and technological advances that may affect price trends and demand;

•
changes in tariff rates charged by Kinder Morgan Energy Partners, L.P.’s pipeline subsidiaries implemented by the Federal Energy Regulatory Commission, Canada’s National Energy Board, the California Public Utilities Commission or other regulatory agencies;

•
Kinder Morgan Energy Partners, L.P.’s ability to acquire new businesses and assets and integrate those operations into its existing operations, as well as its ability to expand Kinder Morgan Energy Partners, L.P.’s facilities;

•	difficulties or delays experienced by railroads, barges, trucks, ships or pipelines in delivering products to or from Kinder Morgan Energy Partners, L.P.’s terminals or pipelines;

•	Kinder Morgan Energy Partners, L.P.’s ability to successfully identify and close acquisitions and make cost-saving changes in operations;

•
shut-downs or cutbacks at major refineries, petrochemical or chemical plants, ports, utilities, military bases or other businesses that use Kinder Morgan Energy Partners, L.P.’s services or provide services or products to it;

Kinder Morgan Management, LLC Form 10-Q

•
crude oil and natural gas production from exploration and production areas that Kinder Morgan Energy Partners, L.P. serves, such as the Permian Basin area of West Texas, the U.S. Rocky Mountains and the Alberta oilsands;

•
changes in laws or regulations, third-party relations and approvals and decisions of courts, regulators and governmental bodies that may adversely affect Kinder Morgan Energy Partners, L.P.’s ability to compete;

•
changes in accounting pronouncements that impact the measurement of Kinder Morgan Energy Partners, L.P.’s results of operations, the timing of when such measurements are to be made and recorded, and the disclosures surrounding these activities;

•
Kinder Morgan Energy Partners, L.P.’s ability to offer and sell equity securities and debt securities or obtain debt financing in sufficient amounts to implement that portion of Kinder Morgan Energy Partners, L.P.’s business plan that contemplates growth through acquisitions of operating businesses and assets and expansions of its facilities;

•
Kinder Morgan Energy Partners, L.P.’s indebtedness, which could make it vulnerable to general adverse economic and industry conditions, limit its ability to borrow additional funds and/or place it at competitive disadvantages compared to its competitors that have less debt or have other adverse consequences;

•	interruptions of electric power supply to Kinder Morgan Energy Partners, L.P.’s facilities due to natural disasters, power shortages, strikes, riots, terrorism, war or other causes;

•	Kinder Morgan Energy Partners, L.P.’s ability to obtain insurance coverage without significant levels of self-retention of risk;

•	acts of nature, sabotage, terrorism or other similar acts causing damage greater than Kinder Morgan Energy Partners, L.P.’s insurance coverage limits;

•	capital markets conditions, inflation and interest rates;

•	the political and economic stability of the oil producing nations of the world;

•	national, international, regional and local economic, competitive and regulatory conditions and developments;

•	Kinder Morgan Energy Partners, L.P.’s ability to achieve cost savings and revenue growth;

•	foreign exchange fluctuations;

•	the timing and extent of changes in commodity prices for oil, natural gas, electricity and certain agricultural products;

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

•	the uncertainty inherent in estimating future oil and natural gas production or reserves that Kinder Morgan Energy Partners, L.P., L.P. may experience;

•	the ability to complete expansion projects on time and on budget;

•	the timing and success of Kinder Morgan Energy Partners, L.P.’s business development efforts; and

•
unfavorable results of litigation involving Kinder Morgan Energy Partners, L.P. and the fruition of contingencies referred to in Kinder Morgan Energy Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

Kinder Morgan Management, LLC Form 10-Q

There is no assurance that any of the actions, events or results of the forward-looking statements will occur, or if any of them do, what impact they will have on our results of operations or financial condition. Because of these uncertainties, you should not put undue reliance on any forward-looking statements.

See Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2007 and Item 1A “Risk Factors” in Part II of this report, for a more detailed description of these and other factors that may affect the forward-looking statements. When considering forward-looking statements, one should keep in mind the risk factors described in our 2007 Form 10-K report and this report and in Kinder Morgan Energy Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2007. The risk factors could cause our actual results to differ materially from those contained in any forward-looking statement. We disclaim any obligation, other than as required by applicable law, to update the above list or to announce publicly the result of any revisions to any of the forward-looking statements to reflect future events or developments.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The nature of our business and operations is such that no activities or transactions of the type requiring discussion under this item are conducted or entered into.

Item 4.  Controls and Procedures.

As of June 30, 2008, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required, and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure. There has been no change in our internal control over financial reporting during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In addition, Kinder Morgan Energy Partners, L.P.’s oil and gas development and production activities are subject to numerous federal, state and local laws and regulations relating to environmental quality and pollution control. These laws and

Kinder Morgan Management, LLC Form 10-Q

regulations increase the costs of these activities and may prevent or delay the commencement or continuance of a given operation. Specifically, these activities are subject to laws and regulations regarding the acquisition of permits before drilling, restrictions on drilling activities in restricted areas, emissions into the environment, water discharges, and storage and disposition of wastes. In addition, legislation has been enacted that requires well and facility sites to be abandoned and reclaimed to the satisfaction of state authorities. The costs of complying with such laws and regulations are already significant and additional or more stringent laws and regulations could increase these costs or could otherwise negatively affect Kinder Morgan Energy Partners, L.P.’s business.

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

As of June 30, 2008, Kinder Morgan Energy Partners, L.P. had outstanding $8,056.5 million of consolidated debt (excluding the value of interest rate swaps). This level of debt could have important consequences, such as:

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

As of June 30, 2008, approximately 44.6% of Kinder Morgan Energy Partners, L.P.’s $8,056.5  million of consolidated debt was subject to variable interest rates, either as short-term or long-term variable rate debt obligations or as long-term fixed-rate debt converted to variable rates through the use of interest rate swaps. Should interest rates increase significantly, the amount of cash required to service this debt would increase. For information on Kinder Morgan Energy Partners, L.P.’s interest rate risk, see Item 7A “Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk” in Kinder Morgan Energy Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Kinder Morgan Management, LLC Form 10-Q

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended June 30, 2008, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

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

KINDER MORGAN MANAGEMENT, LLC (Registrant)
August 11, 2008	/s/ Kimberly A. Dang
Kimberly A. Dang Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)