Form 10-Q
period 2008-09-30
KINDER MORGAN MANAGEMENT LLC
filed 2008-11-06
CIK 1135017

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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
Yes ☐ No ☑

The number of shares outstanding for each of the registrant’s classes of common equity, as of October 31, 2008 was two voting shares and 76,351,013 listed shares.

Kinder Morgan Management, LLC Form 10-Q

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2008

Kinder Morgan Management, LLC Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In millions except shares)

	September 30, 2008	December 31, 2007
ASSETS

Current Assets
Accounts Receivable, Related Party	$7.5	$28.6
Prepayments and Other	3.3	2.3
	10.8	30.9

Investment in Kinder Morgan Energy Partners, L.P.	2,238.9	2,155.0
Deferred Tax Assets	-	27.9

Total Assets	$2,249.7	$2,213.8

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts Payable	$1.5	$1.3
Accrued Expenses and Other	9.2	29.5
	10.7	30.8

Deferred Income Taxes	45.3	-

Commitments and Contingencies (Note 3)

Shareholders’ Equity
Voting Shares - Unlimited Authorized; 2 Voting Shares Issued and Outstanding	0.1	0.1
Listed Shares - Unlimited Authorized; 76,351,013 and 72,432,480 Listed Shares Issued and Outstanding, Respectively	2,556.0	2,374.8
Retained Deficit	(206.7)	(66.0)
Accumulated Other Comprehensive Loss	(155.7)	(125.9)
	2,193.7	2,183.0

Total Liabilities and Shareholders’ Equity	$2,249.7	$2,213.8

The accompanying notes are an integral part of these consolidated financial statements.

Kinder Morgan Management, LLC Form 10-Q

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In millions except per share amounts)

	Post-Acquisition Basis				Pre-Acquisition Basis
	Three Months Ended September 30,		Nine Months Ended September 30,	Four Months Ended September 30,	Five Months Ended May 31,
	2008	2007	2008	2007	2007
Equity in Earnings (Loss) of Kinder Morgan Energy Partners, L.P.	$35.8	$17.4	$129.8	$28.8	$(64.6)
Provision (Benefit) for Income Taxes	12.9	6.3	54.9	10.4	(23.3)

Net Income (Loss)	$22.9	$11.1	$74.9	$18.4	$(41.3)

Earnings (Loss) Per Share, Basic and Diluted	$0.30	$0.16	$1.01	$0.26	$(0.65)

Number of Shares Used in Computing Basic and Diluted Earnings per Share	75.7	70.6	74.4	70.5	63.7

The accompanying notes are an integral part of these consolidated financial statements.

Kinder Morgan Management, LLC Form 10-Q

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Increase (Decrease) in Cash and Cash Equivalents
(In millions)

	Post-Acquisition Basis		Pre-Acquisition Basis
	Nine Months Ended September 30,	Four Months Ended September 30,	Five Months Ended May 31,
	2008	2007	2007
Cash Flows From Operating Activities
Net Income (Loss)	$74.9	$18.4	$(41.3)
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Deferred Income Taxes	54.9	10.4	(23.3)
Equity in (Earnings) Loss of Kinder Morgan Energy Partners, L.P.	(129.8)	(28.8)	64.6
Decrease (Increase) in Accounts Receivable	21.1	(5.7)	2.2
(Increase) Decrease in Other Assets	(1.0)	(0.8)	0.7
(Decrease) Increase in Accounts Payable	0.2	0.2	0.1
(Decrease) Increase in Other Current Liabilities	(20.3)	6.3	(3.0)
Net Cash Flows Provided by Operating Activities	-	-	-

Cash Flows From Investing Activities
Purchase of i-units of Kinder Morgan Energy Partners, L.P.	-	-	(297.9)
Net Cash Flows Used In Investing Activities	-	-	(297.9)

Cash Flows From Financing Activities
Shares Issued	-	-	297.9
Net Cash Flows Provided by Financing Activities	-	-	297.9

Net Increase in Cash and Cash Equivalents	-	-	-
Cash and Cash Equivalents at Beginning of Period	-	-	-
Cash and Cash Equivalents at End of Period	$-	$-	$-

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

Kinder Morgan Management, LLC Form 10-Q

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.   General

Kinder Morgan Management, LLC is a publicly traded Delaware limited liability company that was formed on February 14, 2001. Kinder Morgan G.P., Inc., of which Knight Inc. indirectly owns all of the outstanding common equity, is the general partner of Kinder Morgan Energy Partners, L.P. and owns all of our voting shares. Kinder Morgan G.P., Inc., pursuant to a delegation of control agreement among us, Kinder Morgan G.P., Inc. and Kinder Morgan Energy Partners, L.P., has delegated to us, to the fullest extent permitted under Delaware law and Kinder Morgan Energy Partners, L.P.’s limited partnership agreement, all of its rights and powers to manage and control the business and affairs of Kinder Morgan Energy Partners, L.P., subject to the general partner’s right to approve specified actions. We are a limited partner in Kinder Morgan Energy Partners, L.P. through our ownership of its i-units, and manage and control its business and affairs pursuant to the delegation of control agreement. Our success is dependent upon our operation and management of Kinder Morgan Energy Partners, L.P. and its resulting performance. See Note 7 for summarized income statement information for Kinder Morgan Energy Partners, L.P. Unless the context requires otherwise, references to “we,” “us,” “our,” or the “Company” are intended to mean Kinder Morgan Management, LLC and its consolidated subsidiary, Kinder Morgan Services LLC.

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

The purchase price of Knight Inc. was allocated to the assets it acquired and the liabilities it assumed based on their fair values. The push-down of this allocation of fair value to us caused a step-up in the recorded value of our investment in Kinder Morgan Energy Partners, L.P. of approximately $224.1 million and the recording of a deferred tax asset. The difference between our book value of our investment in Kinder Morgan Energy Partners, L.P. (reflected within the caption “Investment in Kinder Morgan Energy Partners, L.P.” in the accompanying interim Consolidated Balance Sheet) and our share of Kinder Morgan Energy Partners L.P.’s recognized net assets at book value (our ownership percentage in Kinder Morgan Energy Partners, L.P. multiplied by the total partners’ capital on Kinder Morgan Energy Partner’s, L.P.’s Consolidated Balance Sheet) consists of two pieces. First, an amount related to the difference between the recognized net assets at book value and the fair value of those net assets, and secondly, a premium in excess of the fair value of those underlying net assets referred to as equity method goodwill.

We have prepared the accompanying unaudited interim consolidated financial statements under the rules and regulations of the Securities and Exchange Commission. Under such rules and regulations, we have condensed or omitted certain information and notes normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America, referred to as “GAAP.” Our management believes, however, that our disclosures are adequate to make the information presented not misleading. The consolidated financial statements reflect normal adjustments, and also recurring adjustments that are, in the opinion of management, necessary for a fair presentation of our financial results for the interim periods. You should read these interim consolidated financial statements in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 Form 10-K”) and Kinder Morgan Energy Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2007.

3.   Accounting for Investments in Kinder Morgan Energy Partners, L.P.

We use the equity method of accounting for our investment in Kinder Morgan Energy Partners, L.P. Kinder Morgan Energy Partners, L.P. is a publicly traded limited partnership and its common units are traded on the New York Stock Exchange under the symbol “KMP.” We record, in the period in which it is earned, our share of the earnings of Kinder Morgan Energy Partners, L.P. attributable to the i-units we own. We receive distributions from Kinder Morgan Energy Partners, L.P. in the form of additional i-units, which increase the number of i-units we own. We issue additional shares (or fractions thereof) to

Kinder Morgan Management, LLC Form 10-Q

our existing shareholders in an amount equal to the additional i-units received from Kinder Morgan Energy Partners, L.P. At September 30, 2008, through our ownership of Kinder Morgan Energy Partners, L.P. i-units, we owned approximately 29.3% of all of Kinder Morgan Energy Partners, L.P.’s outstanding limited partner interests.

4.   Earnings Per Share

Both basic and diluted earnings per share are computed based on the weighted-average number of shares outstanding during each period, adjusted for share splits. There are no securities outstanding that may be converted into or exercised for shares.

5.   Share Distributions

On August 14, 2008, we paid a share distribution of 0.018124 shares per outstanding share (1,359,153 total shares) to shareholders of record as of July 31, 2008, based on the $0.99 per common unit distribution declared by Kinder Morgan Energy Partners, L.P. On November 14, 2008, we will pay a share distribution of 0.021570 shares per outstanding share (1,646,891 total shares) to shareholders of record as of October 31, 2008 based on the $1.02 per common unit distribution declared by Kinder Morgan Energy Partners, L.P. These distributions are paid in the form of additional shares or fractions thereof calculated by dividing Kinder Morgan Energy Partners, L.P.’s cash distribution per common unit by the average market price of a share determined for a ten-trading day period ending on the trading day immediately prior to the ex-dividend date for our shares.

6.   Business Activities and Related Party Transactions

We do not receive a fee for our services under the delegation of control agreement, nor do we receive any margin or profit when we are reimbursed for expenses incurred. We incurred, on behalf of Kinder Morgan Energy Partners, L.P., approximately $61.6 million and $195.3 million of expenses during the three and nine months ended September 30, 2008, respectively. We incurred approximately $58.6 million and $80.6 million of expenses during the three months and four months ended September 30, 2007, respectively, and $116.9 million during the five months ended May 31, 2007. The expense reimbursements by Kinder Morgan Energy Partners, L.P. to us are accounted for as a reduction to the expense incurred by us. At September 30, 2008 and December 31, 2007, $7.5 million and $28.6 million, respectively, primarily receivables from Kinder Morgan Energy Partners, L.P., are recorded in the caption “Accounts Receivable, Related Party” in the accompanying interim Consolidated Balance Sheets.

One of our affiliates provides, and incurs expense with respect to, payroll services to Kinder Morgan Energy Partners, L.P. These expenses are reimbursed by Kinder Morgan Energy Partners, L.P. at cost. For the three and nine months ended September 30, 2008, these expenses totaled approximately $83.9 million and $236.6 million, respectively. These expenses totaled approximately $73.1 million and $94.0 million during the three months and four months ended September 30, 2007, respectively, and $112.1 million during the five months ended May 31, 2007.

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

Notwithstanding the consolidation of Kinder Morgan Energy Partners and its subsidiaries into Knight Inc.’s financial statements pursuant to EITF 04-5, except as explicitly disclosed, Knight Inc. is not liable for, and its assets are not available to satisfy, the obligations of Kinder Morgan Energy Partners and/or its subsidiaries and vice versa. Responsibility for settlements of obligations reflected in Knight Inc.’s or Kinder Morgan Energy Partners’ financial statements are a legal determination based on the entity that incurs the liability. The determination of responsibility for payment among entities in either Knight Inc.’s or Kinder Morgan Energy Partners’ consolidated group of subsidiaries was not impacted by the adoption of EITF 04-5.

Kinder Morgan Management, LLC Form 10-Q

Following is summarized income statement information for Kinder Morgan Energy Partners, L.P. Additional information on Kinder Morgan Energy Partners, L.P.’s results of operations and financial position are contained in its Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In millions)
Operating Revenues	$3,232.8	$2,230.8	$9,448.8	$6,768.9
Operating Expenses	2,824.9	1,919.4	8,215.3	6,218.4

Operating Income	$407.9	$311.4	$1,233.5	$550.5

Net Income	$329.8	$213.8	$1,038.7	$297.0

8.   Comprehensive Income (Loss)

Our comprehensive income (loss), which differs from our net income solely due to our equity in the other comprehensive income (loss) of Kinder Morgan Energy Partners, L.P. is as follows:

	Post-Acquisition Basis				Pre-Acquisition Basis
	Three Months Ended September 30,		Nine Months Ended September 30,	Four Months Ended September 30,	Five Months Ended May 31,
	2008	2007	2008	2007	2007
	(In millions)				(In millions)
Net Income (Loss)	$22.9	$11.1	$74.9	$18.4	$(41.3)
Other Comprehensive Income (Loss), Net of Tax
Change in Fair Value of Derivatives Utilized for Hedging Purposes	134.0	(3.8)	(90.7)	(13.2)	(5.8)
Reclassification of Change in Fair Value of Derivatives to Net Income	20.8	3.1	73.9	5.6	6.5
Foreign Currency Translation Adjustments	(7.3)	2.4	(13.5)	3.1	2.2
Amortization of Employee Benefit Plan Expenses to Net Income	0.1	-	0.5	-	-
Other Comprehensive Income (Loss)	147.6	1.7	(29.8)	(4.5)	2.9

Comprehensive Income (Loss)	$170.5	$12.8	$45.1	$13.9	$(38.4)

9.   Income Taxes

We are a limited liability company that has elected to be treated as a corporation for federal income tax purposes. Our entire income tax expense consists of deferred income tax.

Income taxes included in our Consolidated Statement of Operations are as follows (dollars in millions):

	Post-Acquisition Basis				Pre-Acquisition Basis
	Three Months Ended September 30,		Nine Months Ended September 30,	Four Months Ended September 30,	Five Months Ended May 31,
	2008	2007	2008	2007	2007
Income Tax Expense (Benefit)	$12.9	$6.3	$54.9	$10.4	$(23.3)
Effective Tax Rate	36.0%	36.2%	42.3%	36.1%	36.1%

For the three month periods ended September 30, 2008 and 2007, our effective tax rate was higher than the statutory federal income tax rate of 35% primarily due to state income taxes. During the nine months ended September 30, 2008, our effective tax rate was higher than the statutory federal income tax rate due to both state income taxes and the out of period adjustment described in Note 10.

Kinder Morgan Management, LLC Form 10-Q

During the four months ended September 30, 2007, our effective tax rate of 35% was higher than the statutory federal income tax rate primarily due to state income taxes. During the five months ended May 31, 2007, our effective tax rate was higher than the statutory federal income tax rate of 35% primarily due to state income taxes.

10.  Out of Period Adjustment

Effective with the closing of the Going Private transaction (which was accounted for as a purchase business combination under SFAS No. 141, Business Combinations) and our change to a new basis of accounting reflecting the push down of the purchase price to us, we now provide for deferred taxes on only the portion of the book/tax basis difference in our investment in Kinder Morgan Energy Partners, L.P. that is not attributable to non-tax-deductible goodwill. We developed an estimate that was used to determine the provision for deferred income taxes and the net deferred tax balances included in our 2007 Form 10-K. Subsequent to the February 29, 2008 filing of our 2007 Form 10-K, we determined that the information used in making this estimate was deficient in some respects and, therefore, a revised estimate was developed.

Our consolidated financial statements for the nine months ended September 30, 2008 reflect the revised calculation, including the correction of our previously reported amounts. This change had the effects of (i) increasing our provision for deferred income taxes by $7.7 million (resulting in a reduction to net income of $7.7 million or $0.10 per diluted share) and (ii) creating incremental deferred income tax liability of $63.8 million, of which only the $7.7 million referred to above in (i) had an effect on our results of operations due to the application of purchase accounting. This change has not had and will not have an effect on the distributions we receive from Kinder Morgan Energy Partners, L.P. in the form of additional i-units or the share distributions we declare. In addition, the deferred tax balance may not represent the taxes that we would owe in the event of liquidation of Kinder Morgan Energy Partners, L.P. as our tax liabilities on liquidation may be impacted by our tax indemnification agreement with Knight Inc. (see Note 2(E) of Notes to Consolidated Financial Statements in our 2007 Form 10-K).

We evaluated the impact of the error and determined that it was not material to our consolidated financial statements in 2007 or 2008, and accordingly have recorded the related effects in our nine months ended September 30, 2008 consolidated financial statements.

11.  Recent Accounting Pronouncements

On September 15, 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements. This Statement establishes a single definition of fair value and a framework for measuring fair value in GAAP. SFAS No. 157 also expands disclosures about fair value measurements. The provisions of this Statement apply to other accounting pronouncements that require or permit fair value measurements. Accordingly, this Statement does not require any new fair value measurements.

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

On October 10, 2008, the FASB issued FASB Staff Position FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” referred to as FAS 157-3 in this report. FAS 157-3 provides clarification regarding the application of SFAS 157 in inactive markets. The provisions of FAS 157-3 are effective immediately. This Staff Position did not have any material effect on our consolidated financial statements.

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

Kinder Morgan Management, LLC Form 10-Q

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

This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (January 1, 2009 for us). Early adoption is not permitted. SFAS No. 160 is to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for its presentation and disclosure requirements, which are to be applied retrospectively for all periods presented. We do not anticipate that the adoption of this Statement will have a material effect on our consolidated financial statements.

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

On April 25, 2008, the FASB issued FASB Staff Position FAS 142-3 Determination of the Useful Life of Intangible Assets. This Staff Position amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. This Staff Position is effective for financial statements issued for fiscal years beginning after December 15, 2008 (January 1, 2009 for us), and interim periods within those fiscal years. Early adoption is prohibited. We do not anticipate that the adoption of this Staff Position will have a material effect on our consolidated financial statements.

On May 9, 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. This Statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities.

Kinder Morgan Management, LLC Form 10-Q

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

Results of Operations

Our results of operations consist of the offsetting expenses and receipts associated with our managing and controlling the business and affairs of Kinder Morgan Energy Partners, L.P. and our equity in the earnings of Kinder Morgan Energy Partners, L.P. attributable to the i-units we own. At September 30, 2008, through our ownership of i-units, we owned approximately 29.3% of all of Kinder Morgan Energy Partners, L.P.’s outstanding limited partner interests. We use the equity method of accounting for our investment in Kinder Morgan Energy Partners, L.P. and record earnings as described below. Our percentage ownership in Kinder Morgan Energy Partners, L.P. changes over time upon the distribution of additional i-units to us or upon issuances of additional common units or other equity securities by Kinder Morgan Energy Partners, L.P.

Our earnings, as reported in the accompanying interim Consolidated Statements of Operations, represent equity in earnings of Kinder Morgan Energy Partners, L.P. attributable to the i-units we own, reduced by a deferred income tax provision and adjusted for the purchase method of accounting push-down effect on us and Kinder Morgan Energy Partners, L.P. from Knight Inc.’s Going Private transaction. The deferred income tax provision is calculated based on the book/tax basis difference created by our recognition, under GAAP, of our share of the earnings of Kinder Morgan Energy Partners, L.P. Our earnings per share (both basic and diluted) is our net income divided by our weighted-average number of outstanding shares during each period presented. There are no securities outstanding that may be converted into or exercised for our shares.

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

Our results for the three and nine months ended September 30, 2008 and the four months ended September 30, 2007 are affected by the push-down of the application of the purchase method of accounting related to the May 30, 2007 Going Private transaction of Knight Inc., as discussed in Note 2 of the accompanying Notes to Consolidated Financial Statements.

For the three and nine months ended September 30, 2008, Kinder Morgan Energy Partners, L.P. reported limited partners’ interest in net income of $124.2 million and $449.8 million, respectively. For the three and nine months ended September 30, 2007, Kinder Morgan Energy Partners, L.P. reported limited partners’ interest in net income (loss) of $58.0 million and $(143.1 million), respectively. The reported segment earnings contribution by business segment, restated for the three and nine months ended September 30, 2007, for Kinder Morgan Energy Partners, L.P. is set forth below. This information should be read in conjunction with Kinder Morgan Energy Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2007 and with its Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

Kinder Morgan Management, LLC Form 10-Q

Kinder Morgan Energy Partners, L.P.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In millions)
Segment Earnings Before Depreciation, Depletion, Amortization And Amortization of Excess Cost of Equity Investments[1]
Products Pipelines	$130.4	$137.9	$408.7	$428.7
Natural Gas Pipelines	185.0	142.0	555.7	421.3
CO2	203.3	138.0	619.7	392.3
Terminals	120.1	84.4	386.3	295.0
Kinder Morgan Canada	39.6	22.1	103.2	(306.5)
Total Segment Earnings Before DD&A	678.4	524.4	2,073.6	1,230.8
Total Segment Depreciation, Depletion and Amortization	(166.8)	(140.3)	(490.5)	(408.8)
Total Segment Amortization of Excess Cost of Investments	(1.4)	(1.4)	(4.3)	(4.3)
General and Administrative Expenses	(73.1)	(63.0)	(222.7)	(222.7)
Interest and Other Expenses[2]	(107.3)	(105.9)	(317.4)	(298.0)
Total Consolidated Net Income	$329.8	$213.8	$1,038.7	$297.0
____________
[1]	Includes revenues, earnings from equity investments, allocable interest income, and other, net, less operating expenses, allocable income taxes, and other expense (income).
[2]	Includes unallocated interest income and income tax expense, interest and debt expense and minority interest expense.

Liquidity and Capital Resources

Our authorized capital structure consists of two classes of interests: (1) our listed shares and (2) our voting shares, collectively referred to in this document as our “shares.” Additional classes of interests may be approved by our board and holders of a majority of our shares, excluding shares held by Knight Inc. and its affiliates. The number of our shares outstanding will at all times equal the number of i-units of Kinder Morgan Energy Partners, L.P., all of which we own. Under the terms of our limited liability company agreement, except in connection with our liquidation, we do not pay distributions on our shares in cash but we make distributions on our shares in additional shares or fractions of shares. At the same time Kinder Morgan Energy Partners, L.P. makes a distribution on its common units and i-units, we distribute on each of our shares that fraction of a share determined by dividing the amount of the cash distribution to be made by Kinder Morgan Energy Partners, L.P. on each common unit by the average market price of a share determined for a ten-trading day period ending on the trading day immediately prior to the ex-dividend date for our shares. See Note 5 of the accompanying Notes to Consolidated Financial Statements for further discussion of our share distribution activity.

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

Recent Accounting Pronouncements

Refer to Note 11 of the accompanying Notes to Consolidated Financial Statements for information regarding recent accounting pronouncements.

Kinder Morgan Management, LLC Form 10-Q

Information Regarding Forward-looking Statements

This filing includes forward-looking statements. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. They use words such as “anticipate,” “believe,” “intend,” “plan,” “projection,” “forecast,” “strategy,” “position,” “continue,” “estimate,” “expect,” “may,” or the negative of those terms or other variations of them or comparable terminology. In particular, statements, express or implied, concerning future actions, conditions or events, future operating results or the ability to generate sales, income or cash flow or to pay dividends or make distributions are forward-looking statements. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Future actions, conditions or events and future results of our operations and those of Kinder Morgan Energy Partners, L.P. may differ materially from those expressed in these forward-looking statements. Please see “Information Regarding Forward-Looking Statements” for Kinder Morgan Energy Partners, L.P. included in Kinder Morgan Energy Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008. Many of the factors that will determine these results are beyond our ability to control or predict. Specific factors that could cause actual results to differ from those in the forward-looking statements include:

•	price trends and overall demand for natural gas liquids, refined petroleum products, oil, carbon dioxide, natural gas, electricity, coal and other bulk materials and chemicals in North America;

•	economic activity, weather, alternative energy sources, conservation and technological advances that may affect price trends and demand;

•
changes in tariff rates charged by Kinder Morgan Energy Partners, L.P.’s pipeline subsidiaries implemented by the Federal Energy Regulatory Commission, Canada National Energy Board or other regulatory agency or the California Public Utilities Commission;

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

•
crude oil and natural gas production from exploration and production areas that Kinder Morgan Energy Partners, L.P. serves, such as the Permian Basin area of West Texas, the U.S. Rocky Mountains and the Alberta oil sands;

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

•
Kinder Morgan Energy Partners, L.P.’s ability to offer and sell equity securities and its ability to sell debt securities or obtain debt financing in sufficient amounts to implement that portion of Kinder Morgan Energy Partners, L.P.’s business plan that contemplates growth through acquisitions of operating businesses and assets and expansions of its facilities;

•
Kinder Morgan Energy Partners, L.P.’s indebtedness, which could make it vulnerable to general adverse economic and industry conditions, limit its ability to borrow additional funds and/or place it at competitive disadvantages compared to its competitors that have less debt or have other adverse consequences;

•	interruptions of electric power supply to Kinder Morgan Energy Partners, L.P.’s facilities due to natural disasters, power shortages, strikes, riots, terrorism, war or other causes;

Kinder Morgan Management, LLC Form 10-Q

•	Kinder Morgan Energy Partners, L.P.’s ability to obtain insurance coverage without significant levels of self-retention of risk;

•	acts of nature, sabotage, terrorism or other similar acts causing damage greater than Kinder Morgan Energy Partners, L.P.’s insurance coverage limits;

•	capital and credit markets conditions, inflation and interest rates;

•	the political and economic stability of the oil producing nations of the world;

•	national, international, regional and local economic, competitive and regulatory conditions and developments;

•	Kinder Morgan Energy Partners, L.P.’s ability to achieve cost savings and revenue growth;

•	foreign exchange fluctuations;

•	the timing and extent of changes in commodity prices for oil, natural gas, electricity and certain agricultural products;

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

•
unfavorable results of litigation involving Kinder Morgan Energy Partners, L.P. and the fruition of contingencies referred to in Kinder Morgan Energy Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

There is no assurance that any of the actions, events or results of the forward-looking statements will occur, or if any of them do, what impact they will have on our results of operations or financial condition. Because of these uncertainties, you should not put undue reliance on any forward-looking statements.

See Item 1A “Risk Factors” of our 2007 Form 10-K and Item 1A “Risk Factors” in Part II of this report, for a more detailed description of these and other factors that may affect the forward-looking statements. When considering forward-looking statements, one should keep in mind the risk factors described in our 2007 Form 10-K and this report and in Kinder Morgan Energy Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2007. The risk factors could cause our actual results to differ materially from those contained in any forward-looking statement. We disclaim any obligation, other than required by applicable law, to update the above list or to announce publicly the result of any revisions to any of the forward-looking statements to reflect future events or developments.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The nature of our business and operations is such that no activities or transactions of the type requiring discussion under this item are conducted or entered into. However, the capital and credit markets have been experiencing extreme volatility and disruption for more than 12 months, and in recent weeks, the volatility and disruption have reached unprecedented levels. See Part II, Item 1A “Risk Factors” of this report for a more detailed description of this and other factors that may affect Kinder Morgan Energy Partners’ overall business growth.

Item 4.  Controls and Procedures.

As of September 30, 2008, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b)

Kinder Morgan Management, LLC Form 10-Q

under the Securities Exchange Act of 1934. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required, and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure. There has been no change in our internal control over financial reporting during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Current levels of market volatility are unprecedented.

The capital and credit markets have been experiencing extreme volatility and disruption for more than 12 months. In recent weeks, the volatility and disruption have reached unprecedented levels. In some cases, the markets have exerted downward pressure on stock prices and credit capacity for certain issuers. Kinder Morgan Energy Partners’ plans for growth require regular access to the capital and credit markets. If current levels of market disruption and volatility continue or worsen, access to capital and credit markets could be disrupted making growth through acquisitions and development projects difficult or impractical to pursue until such time as markets stabilize.

Kinder Morgan Energy Partners’ operating results may be adversely affected by unfavorable economic and market conditions.

Economic conditions worldwide have from time to time contributed to slowdowns in the oil and gas industry, as well as in the specific segments and markets in which we operate, resulting in reduced demand and increased price competition for our products and services. Our operating results in one or more geographic regions may also be affected by uncertain or changing economic conditions within that region, such as the challenges that are currently affecting economic conditions in the United States. Volatility in commodity prices might have an impact on many of our customers, which in turn could have a negative impact on their ability to meet their obligations to us. In addition, decreases in the prices of crude oil and natural gas liquids will have a negative impact on the results of our CO2 business segment. If global economic and market conditions (including volatility in commodity markets), or economic conditions in the United States or other key markets, remain uncertain or persist, spread or deteriorate further, we may experience material impacts on our business, financial condition and results of operations.

The recent downturn in the credit markets has increased the cost of borrowing and has made financing difficult to obtain, each of which may have a material adverse effect on Kinder Morgan Energy Partners’ results of operations and business.

Recent events in the financial markets have had an adverse impact on the credit markets and, as a result, the availability of credit has become more expensive and difficult to obtain. Some lenders are imposing more stringent restrictions on the terms of credit and there may be a general reduction in the amount of credit available in the markets in which Kinder Morgan Energy Partners conducts business. In addition, as a result of the current credit market conditions and the recent downgrade of Kinder Morgan Energy Partners’ short-term credit ratings by Standard & Poor’s Rating Services, Kinder Morgan Energy Partners is currently unable to access commercial paper borrowings and instead is meeting its financing and liquidity needs through borrowings under its bank credit facility. The negative impact on the tightening of the credit markets may have a material adverse effect on us resulting from, but not limited to, an inability to expand facilities or finance the acquisition of assets on favorable terms, if at all, increased financing costs or financing with increasingly restrictive covenants.

The failure of any bank in which Kinder Morgan Energy Partners deposit its funds could reduce the amount of cash it has available for operations, to pay distributions and to make additional investments.

Kinder Morgan Energy Partners has diversified its cash and cash equivalents between several banking institutions in an attempt to minimize exposure to any one of these entities. However, the Federal Deposit Insurance Corporation, or “FDIC,” only insures amounts up to $250,000 per depositor per insured bank. Kinder Morgan Energy Partners currently has cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels. If any of the banking institutions in which Kinder Morgan Energy Partners has deposited funds ultimately fails, it may lose its deposits over $250,000. The loss of its deposits could reduce the amount of cash Kinder Morgan Energy Partners has available to distribute or invest and could result in a decline in the value of your investment.

Kinder Morgan Management, LLC Form 10-Q

There can be no assurance as to the impact on the financial markets of the U.S. government’s plan to purchase large amounts of illiquid, mortgage-backed and other securities from financial institutions.

In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, President Bush signed the Emergency Economic Stabilization Act of 2008 (“EESA”) into law on October 3, 2008. Pursuant to the EESA, the U.S. Treasury has the authority to, among other things, purchase up to $700 billion of mortgage-backed and other securities from financial institutions for the purpose of stabilizing the financial markets. There can be no assurance what impact the EESA will have on the financial markets, including the extreme levels of volatility currently being experienced. Although Kinder Morgan Energy Partners is not one of the institutions that will sell securities to the U.S. Treasury pursuant to the EESA, the ultimate effects of the EESA on the financial markets and the economy in general could materially and adversely affect its business, financial condition and results of operations, or the trading price of Kinder Morgan Energy Partners’ common units and our common stock.

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

Environmental laws and regulations could expose us to significant costs and liabilities.

Kinder Morgan Energy Partners, L.P.’s operations are subject to federal, state, provincial and local laws, regulations and potential liabilities arising under or relating to the protection, or preservation of the environment, natural resources and human health and safety. Such laws and regulations affect many aspects of Kinder Morgan Energy Partners L.P.’s present and future operations, and generally require us to obtain and comply with various environmental registrations, licenses, permits, inspections and other approvals. Liability under such laws and regulations may be incurred without regard to fault under the Comprehensive Environmental Response, Compensation, and Liability Act, commonly known as CERCLA or Superfund, the Resource Conservation and Recovery Act, commonly known as RCRA, or analogous state laws for the remediation of contaminated areas. Private parties, including the owners of properties through which Kinder Morgan Energy Partners L.P.’s pipelines pass may also have the right to pursue legal actions to enforce compliance as well as to seek damages for non-compliance with such laws and regulations or for personal injury or property damage. Kinder Morgan Energy Partners L.P.’s insurance may not cover all environmental risks and costs or may not provide sufficient coverage in the event an environmental claim is made against us.

Failure to comply with these laws and regulations may expose us to civil, criminal and administrative fines, penalties and/or interruptions in Kinder Morgan Energy Partners L.P.’s operations that could influence its results of operations. For example, if an accidental leak, release or spill of liquid petroleum products, chemicals or other hazardous substances occurs at or from its pipelines or its storage or other facilities, Kinder Morgan Energy Partners, L.P. may experience significant operational disruptions and it may have to pay a significant amount to clean up the leak, release or spill, pay for government penalties, address natural resource damage, compensate for human exposure or property damage, install costly pollution control equipment or a combination of these and other measures. The resulting costs and liabilities could materially and negatively affect Kinder Morgan Energy Partners, L.P.’s level of earnings and cash flows. In addition, emission controls required under the Federal Clean Air Act and other similar federal, state and provincial laws could require significant capital expenditures at Kinder Morgan Energy Partners, L.P.’s facilities.

Kinder Morgan Energy Partners, L.P. owns and/or operates numerous properties that have been used for many years in connection with its business activities. While Kinder Morgan Energy Partners, L.P. has utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons or other hazardous substances may have been released at or from properties owned, operated or used by Kinder Morgan Energy Partners, L.P. or its predecessors, or at or from properties where Kinder Morgan Energy Partners, L.P. or its predecessors’ wastes have been taken for disposal. In addition,

Kinder Morgan Management, LLC Form 10-Q

many of these properties have been owned and/or operated by third parties whose management, handling and disposal of hydrocarbons or other hazardous substances were not under Kinder Morgan Energy Partners, L.P.’s control. These properties and the hazardous substances released and wastes disposed on them may be subject to laws in the United States such as CERCLA, which impose joint and several liability without regard to fault or the legality of the original conduct. Under the regulatory schemes of the various Canadian provinces, such as British Columbia’s Environmental Management Act, Canada has similar laws with respect to properties owned, operated or used by Kinder Morgan Energy Partners, L.P. or its predecessors. Under such laws and implementing regulations, Kinder Morgan Energy Partners, L.P. could be required to remove or remediate previously disposed wastes or property contamination, including contamination caused by prior owners or operators. Imposition of such liability schemes could have a material adverse impact on Kinder Morgan Energy Partners, L.P.’s operations and financial position.

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

Further, Kinder Morgan Energy Partners, L.P. cannot ensure that such existing laws and regulations will not be revised or that new laws or regulations will not be adopted or become applicable to us. The clear trend in environmental regulation is to place more restrictions and limitations on activities that may be perceived to affect the environment, and thus there can be no assurance as to the amount or timing of future expenditures for environmental compliance or remediation, and actual future expenditures may be different from the amounts Kinder Morgan Energy Partners, L.P. currently anticipate. Revised or additional regulations that result in increased compliance costs or additional operating restrictions, particularly if those costs are not fully recoverable from Kinder Morgan Energy Partners L.P.’s customers, could have a material adverse effect on its business, financial position, results of operations and prospects.

Climate change regulation at the federal, state or regional levels and/or new regulations issued by the Department of Homeland Security could result in increased operating and capital costs for us.

Studies have suggested that emissions of certain gases, commonly referred to as “greenhouse gases,” may be contributing to warming of the Earth’s atmosphere. Methane, a primary component of natural gas, and carbon dioxide, a byproduct of the burning of natural gas, are examples of greenhouse gases. The U.S. Congress is actively considering legislation to reduce emissions of greenhouse gases. In addition, at least nine states in the Northeast and five states in the West have developed initiatives to regulate emissions of greenhouse gases, primarily through the planned development of greenhouse gas emission inventories and/or regional greenhouse gas cap and trade programs. The EPA is separately considering whether it will regulate greenhouse gases as “air pollutants” under the existing federal Clean Air Act. Passage of climate control legislation or other regulatory initiatives by Congress or various states of the U.S. or the adoption of regulations by the EPA or analogous state agencies that regulate or restrict emissions of greenhouse gases including methane or carbon dioxide in areas in which Kinder Morgan Energy Partners L.P. conducts business could result in changes to the consumption and demand for natural gas and could have adverse effects on its business, financial position, results of operations and prospects.

Such changes could increase the costs of Kinder Morgan Energy Partners L.P.’s operations, including costs to operate and maintain its facilities, install new emission controls on its facilities, acquire allowances to authorize Kinder Morgan Energy Partners L.P. ‘s greenhouse gas emissions, pay any taxes related to its greenhouse gas emissions and administer and manage a greenhouse gas emissions program. While Kinder Morgan Energy Partners L.P. may be able to include some or all of such increased costs in the rates charged by some of its pipelines, such recovery of costs is uncertain and may depend on events beyond its control including the outcome of future rate proceedings before the FERC and the provisions of any final legislation.

The Department of Homeland Security Appropriation Act of 2007 requires the Department of Homeland Security, or DHS, to issue regulations establishing risk-based performance standards for the security of chemical and industrial facilities, including oil and gas facilities that are deemed to present “high levels of security risk.” The DHS has issued rules that establish chemicals of interest and their respective threshold quantities that will trigger compliance with these standards. Covered facilities that are determined by DHS to pose a high level of security risk will be required to prepare and submit Security Vulnerability Assessments and Site Security Plans as well as comply with other regulatory requirements, including those regarding inspections, audits, recordkeeping and protection of chemical-terrorism vulnerability information. Kinder Morgan Energy Partners L.P has not yet determined the extent of the costs to bring its facilities into compliance, but it is possible that such costs could be substantial.

Kinder Morgan Management, LLC Form 10-Q

Kinder Morgan Energy Partners, L.P.’s substantial debt could adversely affect its financial health and make it more vulnerable to adverse economic conditions.

As of September 30, 2008, Kinder Morgan Energy Partners, L.P. had outstanding $8,340.9 million of consolidated debt (excluding the value of interest rate swaps). This level of debt could have important consequences, such as:

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

Kinder Morgan Energy Partners, L.P.’s variable rate debt makes it vulnerable to increases in interest rates.

As of September 30, 2008, approximately 46.6% of Kinder Morgan Energy Partners, L.P.’s $8,340.9 million of consolidated debt was subject to variable interest rates, either as short-term or long-term variable rate debt obligations or as long-term fixed-rate debt converted to variable rates through the use of interest rate swaps. Should interest rates increase significantly, the amount of cash required to service this debt would increase. For information on Kinder Morgan Energy Partners, L.P.’s interest rate risk, see Item 7A “Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk” in Kinder Morgan Energy Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2007.

Terrorist attacks, or the threat of them, may adversely affect Kinder Morgan Energy Partners, L.P.’s business.

The U.S. government has issued public warnings that indicate that pipelines and other energy assets might be specific targets of terrorist organizations. These potential targets might include Kinder Morgan Energy Partners, L.P.’s pipeline systems or storage facilities. Kinder Morgan Energy Partners, L.P.’s operations could become subject to increased governmental scrutiny that would require increased security measures. Recent federal legislation provides an insurance framework that should cause current insurers to continue to provide sabotage and terrorism coverage under standard property insurance policies. Nonetheless, there is no assurance that adequate sabotage and terrorism insurance will be available at rates Kinder Morgan Energy Partners, L.P. believes are reasonable in the near future. These developments may subject Kinder Morgan Energy Partners, L.P.’s operations to increased risks, as well as increased costs, and, depending on their ultimate magnitude, could have a material adverse effect on Kinder Morgan Energy Partners, L.P.’s business, results of operations and financial condition.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended September 30, 2008, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

Our management and the directors and management of Kinder Morgan G.P., Inc. are saddened by the passing of Mr. Edward O. Gaylord, who died on September 28, 2008 in Houston, Texas. He was 76 years old. In February 1997, following the change in control of Kinder Morgan G.P., Inc., Mr. Gaylord was one of only two non-employees of Kinder Morgan G.P., Inc. elected to serve on its board of directors, and since that time, we and Kinder Morgan G.P., Inc. benefitted from his

Kinder Morgan Management, LLC Form 10-Q

continuous advice and counsel. He was also elected as one of our founding directors upon our formation in February 2001, and at the time of his death, served as a member of our board’s Audit Committee, Compensation Committee, and Nominating and Governance Committee. Our Nominating and Governance Committee is in the process of identifying and meeting with potential replacements to fill the vacancy on our Board of Directors. We hope to fill the vacancy by the end of the year.

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

KINDER MORGAN MANAGEMENT, LLC (Registrant)
November 6, 2008	/s/ Kimberly A. Dang
Kimberly A. Dang Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)