Form 10-Q
period 2009-03-31
KINDER MORGAN MANAGEMENT LLC
filed 2009-05-06
CIK 1135017

Table of Contents
Kinder Morgan Management, LLC Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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
Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐  No ☐

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
Yes ☐ No ☑

The number of shares outstanding for each of the registrant’s classes of common equity, as of April 30, 2009 was two voting shares and 79,915,093 listed shares.

Kinder Morgan Management, LLC Form 10-Q

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY
FORM 10-Q
QUARTER ENDED MARCH 31, 2009

Kinder Morgan Management, LLC Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In millions except shares)

	March 31, 2009	December 31, 2008
ASSETS

Current Assets
Accounts Receivable, Related Party	$6.6	$7.2
Prepayments and Other	2.5	0.8
	9.1	8.0

Investment in Kinder Morgan Energy Partners, L.P.	2,457.3	2,454.1

Total Assets	$2,466.4	$2,462.1

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts Payable	$1.8	$1.3
Accrued Expenses and Other	7.2	6.6
	9.0	7.9

Deferred Income Taxes	124.7	122.1

Shareholders’ Equity
Voting Shares - Unlimited Authorized; 2 Voting Shares Issued and Outstanding	0.1	0.1
Listed Shares - Unlimited Authorized; 79,915,093 and 77,997,904 Listed Shares Issued and Outstanding, Respectively	2,714.9	2,630.1
Retained Deficit	(351.9)	(272.4)
Accumulated Other Comprehensive Loss	(30.4)	(25.7)
Total Shareholders’ Equity	2,332.7	2,332.1

Total Liabilities and Shareholders’ Equity	$2,466.4	$2,462.1

The accompanying notes are an integral part of these consolidated financial statements.

Kinder Morgan Management, LLC Form 10-Q

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In millions except per share amounts)

	Three Months Ended March 31,
	2009	2008
	(In millions except per share amounts)
Equity in Earnings of Kinder Morgan Energy Partners, L.P.	$10.4	$46.5
Provision for Income Taxes	5.1	24.4

Net Income	$5.3	$22.1

Earnings Per Share, Basic and Diluted	$0.07	$0.30

Number of Shares Used in Computing Basic and Diluted Earnings per Share	79.0	73.1

The accompanying notes are an integral part of these consolidated financial statements.

Kinder Morgan Management, LLC Form 10-Q

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Increase (Decrease) in Cash and Cash Equivalents
(In millions)

	Three Months Ended March 31,
	2009	2008
Cash Flows From Operating Activities
Net Income	$5.3	$22.1
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities
Deferred Income Taxes	5.1	24.4
Equity in Earnings of Kinder Morgan Energy Partners, L.P.	(10.4)	(46.5)
Decrease in Accounts Receivable	0.6	13.7
Increase in Other Assets	(1.7)	(0.5)
Increase in Accounts Payable	0.5	0.7
Increase (Decrease) in Other Current Liabilities	0.6	(13.9)
Net Cash Flows Provided by Operating Activities	-	-

Net Cash Flows Used In Investing Activities	-	-

Net Cash Flows Provided by Financing Activities	-	-

Net Increase in Cash and Cash Equivalents	-	-
Cash and Cash Equivalents at Beginning of Period	-	-
Cash and Cash Equivalents at End of Period	$-	$-

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

Kinder Morgan Management, LLC Form 10-Q

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.   General

Kinder Morgan Management, LLC is a publicly traded Delaware limited liability company that was formed on February 14, 2001. Kinder Morgan G.P., Inc., of which Knight Inc. indirectly owns all of the outstanding common equity, is the general partner of Kinder Morgan Energy Partners, L.P. and owns all of our voting shares. Kinder Morgan G.P., Inc., pursuant to a delegation of control agreement among us, Kinder Morgan G.P., Inc. and Kinder Morgan Energy Partners, L.P., has delegated to us, to the fullest extent permitted under Delaware law and Kinder Morgan Energy Partners, L.P.’s limited partnership agreement, all of its rights and powers to manage and control the business and affairs of Kinder Morgan Energy Partners, L.P., subject to the general partner’s right to approve specified actions. We are a limited partner in Kinder Morgan Energy Partners, L.P. through our ownership of its i-units, and manage and control its business and affairs pursuant to the delegation of control agreement. Our success is dependent upon our operation and management of Kinder Morgan Energy Partners, L.P. and its resulting performance. See Note 5 for summarized income statement information for Kinder Morgan Energy Partners, L.P. Unless the context requires otherwise, references to “we,” “us,” “our,” or the “Company” are intended to mean Kinder Morgan Management, LLC and its consolidated subsidiary, Kinder Morgan Services LLC.

We have prepared the accompanying unaudited interim consolidated financial statements under the rules and regulations of the Securities and Exchange Commission. Under such rules and regulations, we have condensed or omitted certain information and notes normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America, referred to as “GAAP.” Our management believes, however, that our disclosures are adequate to make the information presented not misleading. The consolidated financial statements reflect normal adjustments, and also recurring adjustments that are, in the opinion of management, necessary for a fair presentation of our financial results for the interim periods. You should read these interim consolidated financial statements in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2008 (“2008 Form 10-K”) and Kinder Morgan Energy Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2008 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

Accounting for Investments in Kinder Morgan Energy Partners, L.P.

We use the equity method of accounting for our investment in Kinder Morgan Energy Partners, L.P. Kinder Morgan Energy Partners, L.P. is a publicly traded limited partnership and its common units are traded on the New York Stock Exchange under the symbol “KMP.” We record, in the period in which it is earned, our share of the earnings of Kinder Morgan Energy Partners, L.P. attributable to the i-units we own. We receive distributions from Kinder Morgan Energy Partners, L.P. in the form of additional i-units, which increase the number of i-units we own. We issue additional shares (or fractions thereof) to our existing shareholders in an amount equal to the additional i-units received from Kinder Morgan Energy Partners, L.P. At March 31, 2009, through our ownership of Kinder Morgan Energy Partners, L.P. i-units, we owned approximately 29.1% of all of Kinder Morgan Energy Partners, L.P.’s outstanding limited partner interests.

2.   Earnings Per Share

Both basic and diluted earnings per share are computed based on the weighted-average number of shares outstanding during each period, adjusted for share splits. There are no securities outstanding that may be converted into or exercised for shares.

3.   Share Distributions

On February 13, 2009, we paid a share distribution of 0.024580 shares per outstanding share (1,917,189 total shares) to shareholders of record as of January 30, 2009, based on the $1.05 per common unit distribution declared by Kinder Morgan Energy Partners, L.P. On May 15, 2009, we will pay a share distribution of 0.21984 shares per outstanding share (1,756,853 total shares) to shareholders of record as of April 30, 2009, based on the $1.05 per common unit distribution declared by Kinder Morgan Energy Partners, L.P. These distributions are paid in the form of additional shares or fractions thereof calculated by dividing Kinder Morgan Energy Partners, L.P.’s cash distribution per common unit by the average market price of a share determined for a ten-trading day period ending on the trading day immediately prior to the ex-dividend date for our shares.

Kinder Morgan Management, LLC Form 10-Q

4.   Business Activities and Related Party Transactions

We do not receive a fee for our services under the delegation of control agreement, nor do we receive any margin or profit when we are reimbursed for expenses incurred. We incurred, on behalf of Kinder Morgan Energy Partners, L.P., approximately $73.6 million and $69.1 million of expenses during the three months ended March 31, 2009 and 2008, respectively. The expense reimbursements by Kinder Morgan Energy Partners, L.P. to us are accounted for as a reduction to the expense incurred by us. At March 31, 2009 and December 31, 2008, $6.6 million and $7.2 million, respectively, primarily receivables from Kinder Morgan Energy Partners, L.P., are recorded in the caption “Accounts Receivable, Related Party” in the accompanying interim Consolidated Balance Sheets.

One of our affiliates provides, and incurs expense with respect to, payroll services to Kinder Morgan Energy Partners, L.P. These expenses are reimbursed by Kinder Morgan Energy Partners, L.P. at cost. These expenses totaled approximately $105.7 million and $80.2 million during the three months ended March 31, 2009 and 2008, respectively.

5.   Summarized Income Statement Information for Kinder Morgan Energy Partners, L.P.

Following is summarized income statement information for Kinder Morgan Energy Partners, L.P. Additional information on Kinder Morgan Energy Partners, L.P.’s results of operations and financial position are contained in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

	Three Months Ended March 31,
	2009	2008
	(In millions)
Operating Revenues	$1,786.5	$2,720.3
Operating Expenses	1,446.5	2,300.9

Operating Income	$340.0	$419.4

Net Income	$266.8	$350.7

Net income above includes limited partners’ interest in net income of $40.2 million and $159.3 million for the three months ended March 31, 2009 and 2008, respectively. Additionally, the above amounts reflect Kinder Morgan Energy Partner’s January 1, 2009 adoption of SFAS 160. See Note 8 for further discussion

Notwithstanding the consolidation of Kinder Morgan Energy Partners, L.P. and its subsidiaries into Knight Inc.’s financial statements, except as explicitly disclosed, Knight Inc. is not liable for, and its assets are not available to satisfy, the obligations of Kinder Morgan Energy Partners, L.P.  and/or its subsidiaries and vice versa. Responsibility for settlements of obligations reflected in Knight Inc.’s or Kinder Morgan Energy Partners, L.P.’s financial statements are a legal determination based on the entity that incurs the liability.

6.   Comprehensive Income (Loss)

Our comprehensive income (loss), which differs from our net income solely due to our equity in the other comprehensive income (loss) of Kinder Morgan Energy Partners, L.P. is as follows:

	Three Months Ended March 31,
	2009	2008
	(In millions)
Net Income	$5.3	$22.1
Other Comprehensive Income (Loss), Net of Tax
Change in Fair Value of Derivatives Utilized for Hedging Purposes	4.2	(40.5)
Reclassification of Change in Fair Value of Derivatives to Net Income	(2.2)	16.0
Change in Foreign Currency Translation Adjustment	(6.4)	(5.5)
Amortization of Employee Benefit Plan Expenses to Net Income	(0.3)	0.4
Other Comprehensive Loss	(4.7)	(29.6)

Comprehensive Income (Loss)	$0.6	$(7.5)

Kinder Morgan Management, LLC Form 10-Q

7.   Income Taxes

We are a limited liability company that has elected to be treated as a corporation for federal income tax purposes. Our entire income tax provision consists of deferred income tax and deferred income tax assets and liabilities are recognized for temporary differences between the basis of our assets and liabilities for financial and tax reporting purposes. We have excluded nondeductible goodwill associated with our investment in Kinder Morgan Energy Partners, L.P. Changes in tax legislation are included in the relevant computations in the period in which such changes are effective. Currently, our only such temporary difference results from our investment in Kinder Morgan Energy Partners, L.P.

Income taxes included in our Consolidated Statement of Operations are as follows (dollars in millions):

	Three Months Ended March 31,
	2009	2008
Income Tax Provision	$5.1	$24.4
Effective Tax Rate	49.0%	52.5%

For the three month period ended March 31, 2009, our effective tax rate was higher than the statutory federal income tax rate of 35% primarily due to state income taxes, a decrease in our share of non-deductible goodwill associated with our investment in Kinder Morgan Energy Partners, L.P. and a change in the income tax rate applied to deferred income tax liabilities. For the three months ended March 31, 2008, our effective tax rate was higher than the statutory federal rate due to state income taxes as well as the out of period adjustment described below.

As further disclosed in Note 6 of Notes to Consolidated Financial Statements in our 2008 Form 10-K, the out of period adjustment recorded during the three months ended March 31, 2008 was due to a change in our estimated deferred income tax balances from what was reported as of December 31, 2007. This change had the effect of increasing our provision for income taxes, and reducing net income, for the three months ended March 31, 2008 by $7.7 million.

8.  Recent Accounting Pronouncements

SFAS No. 141(R) and FASB Staff Position No. FAS 141(R)-a

On December 4, 2007, the FASB issued SFAS No. 141R (revised 2007), Business Combinations. Although this statement amends and replaces SFAS No. 141, it retains the fundamental requirements in SFAS No. 141 that (i) the purchase method of accounting be used for all business combinations; and (ii) an acquirer be identified for each business combination. This Statement applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquiree), including combinations achieved without the transfer of consideration; however, this Statement does not apply to a combination between entities or businesses under common control.

Significant provisions of SFAS No. 141R concern principles and requirements for how an acquirer (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement was adopted by us effective January 1, 2009, and the adoption of this Statement did not have any material impact on our consolidated financial statements.

On April 1, 2009, the FASB issued FASB Staff Position No. FAS 141(R)-a, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. This Staff Position amends the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising form contingencies in a business combination under SFAS No. 141R. This Staff Position carries forward the requirements in SFAS No. 141 for acquired contingencies, which would require that such contingencies be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the allocation period. Otherwise, companies would typically account for the acquired contingencies in accordance with SFAS No. 5, Accounting for Contingencies. This Staff Position will have the same effective date as SFAS No. 141R, and will not have any impact on our consolidated financial statements.

SFAS No. 160

On December 4, 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51. This Statement changes the accounting and reporting for noncontrolling interests, sometimes referred to as minority interests, in consolidated financial statements. A noncontrolling interest is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent.

Kinder Morgan Management, LLC Form 10-Q

Specifically, SFAS No. 160 establishes accounting and reporting standards that require (i) the ownership interests in subsidiaries held by parties other than the parent to be clearly identified, labeled, and presented in the consolidated balance sheet within equity, but separate from the parent’s equity; and (ii) the equity amount of consolidated net income attributable to the parent and to the noncontrolling interest to be clearly identified and presented on the face of the consolidated income statement (our consolidated net income and comprehensive income are now determined without deducting minority interest, however, our earnings-per-unit information continues to be calculated on the basis of the net income attributable to our limited partners). This Statement was adopted by us and Kinder Morgan Energy Partners, L.P. effective January 1, 2009, and the adoption of this Statement did not have a material impact on our or Kinder Morgan Energy Partners, L.P.’s consolidated financial statements. The provisions of this Statement apply prospectively; however, the presentation and disclosure requirements are to be applied retrospectively for all periods presented.

SFAS No. 161

On March 19, 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. This Statement amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and provides for enhanced disclosure requirements that include, among other things, (i) a tabular summary of the fair value of derivative instruments and their gains and losses; (ii) disclosure of derivative features that are credit-risk–related to provide more information regarding an entity’s liquidity; and (iii) cross-referencing within footnotes to make it easier for financial statement users to locate important information about derivative instruments. This Statement was adopted by us effective January 1, 2009, and the adoption of this Statement did not have any impact on our consolidated financial statements.

FASB Staff Position No. FAS 142-3

On April 25, 2008, the FASB issued FASB Staff Position No. FAS 142-3 Determination of the Useful Life of Intangible Assets. This Staff Position amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. For us, this Staff Position was effective January 1, 2009, and the adoption of this Staff Position did not have any impact on our consolidated financial statements.

FASB Staff Position No. EITF 03-6-1

On June 16, 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This Staff Position clarifies that share-based payment awards that entitle their holders to receive nonforfeitable dividends before vesting should be considered participating securities. As participating securities, these instruments should be included in the calculation of basic earnings per share. For us, this Staff Position was effective January 1, 2009, and the adoption of this Staff Position did not have any impact on our consolidated financial statements.

FASB Staff Position No. FAS 157-3

On October 10, 2008, the FASB issued FASB Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active. This Staff Position provides guidance clarifying how SFAS No. 157, “Fair Value Measurements” should be applied when valuing securities in markets that are not active. This Staff Position applies the objectives and framework of SFAS No. 157 to determine the fair value of a financial asset in a market that is not active, and it reaffirms the notion of fair value as an exit price as of the measurement date. Among other things, the guidance also states that significant judgment is required in valuing financial assets. This Staff Position became effective upon issuance, and did not have any material effect on our consolidated financial statements.

EITF 08-6

On November 24, 2008, the Financial Accounting Standards Board ratified the consensus reached by the Emerging Issues Task Force on Issue No. 08-6, or EITF 08-6, Equity Method Investment Accounting Considerations. EITF 08-6 clarifies certain accounting and impairment considerations involving equity method investments. For us, this Issue was effective January 1, 2009, and the adoption of this Issue did not have any impact on our consolidated financial statements.

FASB Staff Position No. FAS 132(R)-1

On December 30, 2008, the FASB issued FASB Staff Position No. FAS 132(R)-1, Employer’s Disclosures About Postretirement Benefit Plan Assets. This Staff Position is effective for financial statements ending after December 15, 2009 (December 31, 2009 for us) and requires additional disclosure of pension and post retirement benefit plan assets regarding (i)

Kinder Morgan Management, LLC Form 10-Q

investment asset classes; (ii) fair value measurement of assets; (iii) investment strategies; (iv) asset risk; and (v) rate-of-return assumptions. We do not expect this Staff Position to have a material impact on our consolidated financial statements.

Securities and Exchange Commission’s Final Rule on Oil and Gas Disclosure Requirements

On December 31, 2008, the Securities and Exchange Commission issued its final rule Modernization of Oil and Gas Reporting, which revises the disclosures required by oil and gas companies. The SEC disclosure requirements for oil and gas companies have been updated to include expanded disclosure for oil and gas activities, and certain definitions have also been changed that will impact the determination of oil and gas reserve quantities. The provisions of this final rule are effective for registration statements filed on or after January 1, 2010, and for annual reports for fiscal years ending on or after December 31, 2009. We are currently reviewing the effects of this final rule.

FASB Staff Position No. FAS 157-4

FASB Staff Position No. FAS 107-1 and APB 28-1

FASB Staff Position No. FAS 115-2 and FAS 124-2

On April 9, 2009, the FASB issued three separate Staff Positions intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. FASB Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides guidelines for making fair value measurements more consistent with the principles presented in SFAS No. 157, Fair Value Measurements. This Staff Position provides additional guidance to highlight and expand on the factors that should be considered in estimating fair value when there has been a significant decrease in market activity for a financial asset.

FASB Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, enhances consistency in financial reporting by increasing the frequency of fair value disclosures from annual only to quarterly, in order to provide financial statement users with more timely information about the effects of current market conditions on their financial instruments. This Staff Position requires us to disclose in our interim financial statements the fair value of all financial instruments within the scope of SFAS No. 107, Disclosures about Fair Value of Financial Instruments, as well as the method(s) and significant assumptions we use to estimate the fair value of those financial instruments.

FASB Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. This Staff Position changes (i) the method for determining whether an other-than-temporary impairment exists for debt securities; and (ii) the amount of an impairment charge to be recorded in earnings.

These three Staff Positions are effective for interim and annual periods ending after June 15, 2009 (June 30, 2009 for us). We do not expect these Staff Positions to have a material impact on our consolidated financial statements.

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

Results of Operations

Our results of operations consist of the offsetting expenses and receipts associated with our managing and controlling the business and affairs of Kinder Morgan Energy Partners, L.P. and our equity in the earnings of Kinder Morgan Energy Partners, L.P. attributable to the i-units we own. At March 31, 2009, through our ownership of i-units, we owned approximately 29.1% of all of Kinder Morgan Energy Partners, L.P.’s outstanding limited partner interests. We use the equity method of accounting for our investment in Kinder Morgan Energy Partners, L.P. and record earnings as described below. Our percentage ownership in Kinder Morgan Energy Partners, L.P. changes over time upon the distribution of additional i-units to us or upon issuances of additional common units or other equity securities by Kinder Morgan Energy Partners, L.P.

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

For the three months ended March 31, 2009 and 2008, Kinder Morgan Energy Partners, L.P. reported limited partners’ interest in net income of $40.2 million and $159.3 million, respectively. Our net income for the corresponding periods was $5.3 million and $22.1 million, respectively. This information should be read in conjunction with Kinder Morgan Energy Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2008 and its Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

Kinder Morgan Management, LLC Form 10-Q

Kinder Morgan Energy Partners, L.P.

	Three Months Ended March 31,
	2009	2008
	(In millions)
Segment Earnings Before Depreciation, Amortization and Amortization of Excess Cost of Equity Investments[1]
Product Pipelines	$145.4	$140.7
Natural Gas Pipelines	200.8	188.2
CO2	167.4	199.8
Terminals	134.7	125.8
Kinder Morgan Canada	19.5	30.2
Total Segment Earnings before DD&A	667.8	684.7
Depreciation, Depletion and Amortization Expenses	(210.2)	(158.1)
Amortization of Excess Cost of Investments	(1.4)	(1.4)
General and Administrative Expenses	(82.5)	(76.8)
Unallocable Interest Expenses, Net of Interest Income	(104.6)	(97.7)
Unallocable Income Tax Expense	(2.3)	-
Net Income[2,3]	$266.8	$350.7
____________
[1]	Includes revenues, earnings from equity investments, allocable interest income and other, net, less operating expenses, allocable income taxes and other expense.
[2]
Includes general partner’s interest in net income of $223.7 million and $187.4 million and limited partners’ interest in net income of $40.2 million and $159.3 million for the three months ended March 31, 2009 and 2008, respectively.

[3]	The above amounts reflect Kinder Morgan Energy Partners’ January 1, 2009 adoption of SFAS 160. See Note 8 for further discussion.

Liquidity and Capital Resources

Our authorized capital structure consists of two classes of interests: (1) our listed shares and (2) our voting shares, collectively referred to in this document as our “shares.” Additional classes of interests may be approved by our board and holders of a majority of our shares, excluding shares held by Knight Inc. and its affiliates. The number of our shares outstanding will at all times equal the number of i-units of Kinder Morgan Energy Partners, L.P., all of which we own. Under the terms of our limited liability company agreement, except in connection with our liquidation, we do not pay distributions on our shares in cash but we make distributions on our shares in additional shares or fractions of shares. At the same time Kinder Morgan Energy Partners, L.P. makes a distribution on its common units and i-units, we distribute on each of our shares that fraction of a share determined by dividing the amount of the cash distribution to be made by Kinder Morgan Energy Partners, L.P. on each common unit by the average market price of a share determined for a ten-trading day period ending on the trading day immediately prior to the ex-dividend date for our shares. See Note 3 of the accompanying Notes to Consolidated Financial Statements for further discussion of our share distribution activity.

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

Information Regarding Forward-looking Statements

This filing includes forward-looking statements. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. They use words such as “anticipate,” “believe,” “intend,” “plan,” “projection,” “forecast,” “strategy,” “position,” “continue,” “estimate,” “expect,” “may,” or the negative of those terms or other variations

Kinder Morgan Management, LLC Form 10-Q

of them or comparable terminology. In particular, statements, express or implied, concerning future actions, conditions or events, future operating results or the ability to generate sales, income or cash flow or to pay dividends or make distributions are forward-looking statements. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Future actions, conditions or events and future results of our operations and those of Kinder Morgan Energy Partners, L.P. may differ materially from those expressed in these forward-looking statements. Please see “Information Regarding Forward-Looking Statements” for Kinder Morgan Energy Partners, L.P. included in Kinder Morgan Energy Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009. Many of the factors that will determine these results are beyond our ability to control or predict. Specific factors that could cause actual results to differ from those in the forward-looking statements include:

•	price trends and overall demand for natural gas liquids, refined petroleum products, oil, carbon dioxide, natural gas, electricity, coal and other bulk materials and chemicals in North America;

•	economic activity, weather, alternative energy sources, conservation and technological advances that may affect price trends and demand;

•	changes in tariff rates charged by Kinder Morgan Energy Partners, L.P.’s pipeline subsidiaries implemented by the Federal Energy Regulatory Commission or the California Public Utilities Commission;

•	Kinder Morgan Energy Partners, L.P.’s ability to acquire new businesses and assets and integrate those operations into its existing operations, as well as the ability to expand its facilities;

•	difficulties or delays experienced by railroads, barges, trucks, ships or pipelines in delivering products to or from Kinder Morgan Energy Partners, L.P.’s terminals or pipelines;

•	Kinder Morgan Energy Partners, L.P.’s ability to successfully identify and close acquisitions and make cost-saving changes in operations;

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

•
our ability to offer and sell equity securities, and Kinder Morgan Energy Partners, L.P.’s ability to offer and sell equity securities and its ability to sell debt securities or obtain debt financing in sufficient amounts to implement that portion of Kinder Morgan Energy Partners, L.P.’s business plan that contemplates growth through acquisitions of operating businesses and assets and expansions of its facilities;

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

Kinder Morgan Management, LLC Form 10-Q

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

•	the uncertainty inherent in estimating future oil and natural gas production or reserves that Kinder Morgan Energy Partners, L.P. may experience;

•	the ability of Kinder Morgan Energy Partners, L.P. to complete expansion projects on time and on budget;

•	the timing and success of Kinder Morgan Energy Partners, L.P.’s business development efforts; and

•	unfavorable results of litigation and the fruition of contingencies referred to in Kinder Morgan Energy Partners, L.P.’s Quarterly Report on Form 10-Q for the three months ended March 31, 2009.

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

See Item 1A “Risk Factors” of our 2008 Form 10-K for a more detailed description of these and other factors that may affect the forward-looking statements. When considering forward-looking statements, one should keep in mind the risk factors described in our 2008 Form 10-K and in Kinder Morgan Energy Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2008. The risk factors could cause our actual results to differ materially from those contained in any forward-looking statement. We disclaim any obligation, other than required by applicable law, to update the above list or to announce publicly the result of any revisions to any of the forward-looking statements to reflect future events or developments.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The nature of our business and operations is such that no activities or transactions of the type requiring discussion under this item are conducted or entered into. However, the capital and credit markets have been experiencing extreme volatility and disruption for more than 12 months, and in recent weeks, the volatility and disruption have reached unprecedented levels. See Item 1A “Risk Factors” of our 2008 Form 10-K for a more detailed description of this and other factors that may affect Kinder Morgan Energy Partners, L.P.’s overall business growth.

Item 4.  Controls and Procedures.

As of March 31, 2009, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective to provide

Kinder Morgan Management, LLC Form 10-Q

reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required, and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure. There has been no change in our internal control over financial reporting during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

We are not a party to any litigation.

Item 1A.  Risk Factors.

There have been no material changes in or additions to the risk factors disclosed in Item 1A “Risk Factors” in our 2008 Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

In reviewing the documents included or incorporated by reference as exhibits to this report, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual information about us or any other parties to the documents. Some of the documents are agreements that contain representations and warranties by one or more of the parties of the applicable agreement. These representations and warranties were made solely for the benefit of the other parties to the applicable agreement and:

•	should not be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•
may have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other readers; and

•	may apply only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, investors should not rely on the representations and warranties in these agreements as characterizations of the actual state of facts about us or our business or operations on the date thereof or any other time.

Kinder Morgan Management, LLC Form 10-Q

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

KINDER MORGAN MANAGEMENT, LLC (Registrant)
May 6, 2009	/s/ Kimberly A. Dang
Kimberly A. Dang Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)