Form 10-Q/A
period 2009-03-31
KINDER MORGAN MANAGEMENT LLC
filed 2009-05-08
CIK 1135017

Kinder Morgan Management, LLC Form 10-Q/A

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Kinder Morgan Management, LLC Form 10-Q/A

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY
EXPLANATORY NOTE

The purpose of this Amendment No.1 to Kinder Morgan Management, LLC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 is to correct the information provided in the second sentence of Note 3 of the Notes to Consolidated Financial Statements.

The corrected information is as follows:

“On May 15, 2009, we will pay a share distribution of 0.025342 shares per outstanding share (2,025,208 total shares) to shareholders of record as of April 30, 2009, based on the $1.05 per common unit distribution declared by Kinder Morgan Energy Partners, L.P.”

This Amendment No.1 does not reflect events that have occurred after the filing date of the Quarterly Report on Form 10-Q that Kinder Morgan Management originally filed with the Securities and Exchange Commission on May 6, 2009, or modify or update the disclosures presented in the original Form 10-Q, except to reflect the corrections described above.

The Kinder Morgan Management, LLC share distribution information as provided in Kinder Morgan Energy Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 is correct.

Kinder Morgan Management, LLC Form 10-Q/A

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY
FORM 10-Q/A
QUARTER ENDED MARCH 31, 2009

Kinder Morgan Management, LLC Form 10-Q/A

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

Kinder Morgan Management, LLC Form 10-Q/A

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

Kinder Morgan Management, LLC Form 10-Q/A

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

Kinder Morgan Management, LLC Form 10-Q/A

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

3.   Share Distributions

On February 13, 2009, we paid a share distribution of 0.024580 shares per outstanding share (1,917,189 total shares) to shareholders of record as of January 30, 2009, based on the $1.05 per common unit distribution declared by Kinder Morgan Energy Partners, L.P. On May 15, 2009, we will pay a share distribution of 0.025342 shares per outstanding share (2,025,208 total shares) to shareholders of record as of April 30, 2009, based on the $1.05 per common unit distribution declared by Kinder Morgan Energy Partners, L.P. These distributions are paid in the form of additional shares or fractions thereof calculated by dividing Kinder Morgan Energy Partners, L.P.’s cash distribution per common unit by the average market price of a share determined for a ten-trading day period ending on the trading day immediately prior to the ex-dividend date for our shares.

Kinder Morgan Management, LLC Form 10-Q/A

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

Kinder Morgan Management, LLC Form 10-Q/A

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

Kinder Morgan Management, LLC Form 10-Q/A

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

Kinder Morgan Management, LLC Form 10-Q/A

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

Kinder Morgan Management, LLC Form 10-Q/A

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

Kinder Morgan Management, LLC Form 10-Q/A

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

Kinder Morgan Management, LLC Form 10-Q/A

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

Kinder Morgan Management, LLC Form 10-Q/A

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

Kinder Morgan Management, LLC Form 10-Q/A

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

Kinder Morgan Management, LLC Form 10-Q/A

31.1           Section 13a – 14(a) / 15d – 14(a) Certification of Chief Executive Officer

31.2           Section 13a – 14(a) / 15d – 14(a) Certification of Chief Financial Officer

32.1           Section 1350 Certification of Chief Executive Officer

32.2           Section 1350 Certification of Chief Financial Officer

Kinder Morgan Management, LLC Form 10-Q/A

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINDER MORGAN MANAGEMENT, LLC (Registrant)
May 8, 2009	/s/ Kimberly A. Dang
Kimberly A. Dang Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)