Form 10-Q
period 2009-06-30
KINDER MORGAN MANAGEMENT LLC
filed 2009-08-06
CIK 1135017

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

F O R M 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009
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
Registrant’s telephone number, including area code: 713-369-9000

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [   ]  No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934. Large accelerated filer [X]  Accelerated filer [   ]  Non-accelerated filer [   ]  Smaller reporting company [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]  No [X]

The number of shares outstanding for each of the registrant’s classes of common equity, as of July 31, 2009 was two voting shares and 81,940,301 listed shares.

Kinder Morgan Management, LLC Form 10-Q

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY

Kinder Morgan Management, LLC Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Millions Except Per Share Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Equity in earnings of Kinder Morgan Energy Partners, L.P.	$25.1	$47.5	$35.5	$94.0
Income taxes	8.6	17.6	13.7	42.0

Net Income	$16.5	$29.9	$21.8	$52.0

Earnings Per Share, Basic and Diluted	$0.20	$0.40	$0.27	$0.71

Number of shares used in computing Basic and Diluted Earnings per Share	81.0	74.4	80.0	73.7

The accompanying notes are an integral part of these consolidated financial statements.

Kinder Morgan Management, LLC Form 10-Q

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In Millions Except Shares)
(Unaudited)

	June 30, 2009	December 31, 2008
ASSETS

Current Assets
Accounts receivable, related party	$5.5	$7.2
Prepayments and other	2.5	0.8
Total Current Assets	8.0	8.0

Investment in Kinder Morgan Energy Partners, L.P.	2,452.7	2,454.1

Total Assets	$2,460.7	$2,462.1

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$1.4	$1.3
Accrued other current liabilities	6.6	6.6
Total Current Liabilities	8.0	7.9

Deferred income taxes	121.9	122.1

Shareholders’ Equity
Voting shares - unlimited authorized; 2 voting shares issued and outstanding	0.1	0.1
Listed shares - unlimited authorized; 81,940,301 and 77,997,904 listed shares issued and outstanding, respectively	2,795.8	2,630.1
Retained deficit	(416.3)	(272.4)
Accumulated other comprehensive loss	(48.8)	(25.7)
Total Shareholders’ Equity	2,330.8	2,332.1

Total Liabilities and Shareholders’ Equity	$2,460.7	$2,462.1

The accompanying notes are an integral part of these consolidated financial statements.

Kinder Morgan Management, LLC Form 10-Q

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Increase/(Decrease) in Cash and Cash Equivalents in Millions)
(Unaudited)

	Six Months Ended June 30,
	2009	2008
Cash Flows From Operating Activities
Net Income	$21.8	$52.0
Adjustments to reconcile net income to net cash flows from operating activities
Deferred income taxes	13.7	42.0
Equity in earnings of Kinder Morgan Energy Partners, L.P.	(35.5)	(94.0)
Accounts receivable	1.7	12.7
Other current assets	(1.7)	(2.9)
Accounts payable	0.1	(0.2)
Other current liabilities	(0.1)	(9.6)
Net Cash Flows Provided by Operating Activities	-	-

Cash Flows From Investing Activities
Purchase of i-units of Kinder Morgan Energy Partners, L.P.	-	-
Net Cash Flows Used In Investing Activities	-	-

Cash Flows From Financing Activities
Shares issued	-	-
Net Cash Flows Provided by Financing Activities	-	-

Net Increase in Cash and Cash Equivalents	-	-
Cash and Cash Equivalents at beginning of period	-	-
Cash and Cash Equivalents at end of period	$-	$-

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

Kinder Morgan Management, LLC Form 10-Q

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.   General

Kinder Morgan Management, LLC is a publicly traded Delaware limited liability company that was formed on February 14, 2001. Kinder Morgan G.P., Inc., of which Kinder Morgan, Inc. (formerly Knight Inc.) indirectly owns all of the outstanding common equity, is the general partner of Kinder Morgan Energy Partners, L.P. and owns all of our voting shares. Kinder Morgan G.P., Inc., pursuant to a delegation of control agreement among us, Kinder Morgan G.P., Inc. and Kinder Morgan Energy Partners, L.P., has delegated to us, to the fullest extent permitted under Delaware law and Kinder Morgan Energy Partners, L.P.’s limited partnership agreement, all of its rights and powers to manage and control the business and affairs of Kinder Morgan Energy Partners, L.P., subject to the general partner’s right to approve specified actions. We are a limited partner in Kinder Morgan Energy Partners, L.P. through our ownership of its i-units, and manage and control its business and affairs pursuant to the delegation of control agreement. Our success is dependent upon our operation and management of Kinder Morgan Energy Partners, L.P. and its resulting performance. See Note 5 for summarized income statement information for Kinder Morgan Energy Partners, L.P. Unless the context requires otherwise, references to “we,” “us,” “our,” or the “Company” are intended to mean Kinder Morgan Management, LLC and its consolidated subsidiary, Kinder Morgan Services LLC.

We have prepared the accompanying unaudited interim consolidated financial statements under the rules and regulations of the Securities and Exchange Commission. Under such rules and regulations, we have condensed or omitted certain information and notes normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). We believe that our disclosures are adequate to make the information presented not misleading. The consolidated financial statements reflect normal adjustments, and also recurring adjustments that are, in the opinion of management, necessary for a fair presentation of our financial results for the interim periods. You should read these interim consolidated financial statements in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2008 (“2008 Form 10-K”) and Kinder Morgan Energy Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2008 and Quarterly Report on Form 10-Q for the quarter ended June 30, 2009. We evaluated subsequent events, which are events or transactions that occurred after June 30, 2009 but before our accompanying financial statements were issued, through August 6, 2009, the date we issued the accompanying Consolidated Financial Statements.

Accounting for Investments in Kinder Morgan Energy Partners, L.P.

We use the equity method of accounting for our investment in Kinder Morgan Energy Partners, L.P. Kinder Morgan Energy Partners, L.P. is a publicly traded limited partnership and its common units are traded on the New York Stock Exchange under the symbol “KMP.” We record, in the period in which it is earned, our share of the earnings of Kinder Morgan Energy Partners, L.P. attributable to the i-units we own. We receive distributions from Kinder Morgan Energy Partners, L.P. in the form of additional i-units, which increase the number of i-units we own. We issue additional shares (or fractions thereof) to our existing shareholders in an amount equal to the additional i-units received from Kinder Morgan Energy Partners, L.P. At June 30, 2009, through our ownership of Kinder Morgan Energy Partners, L.P. i-units, we owned approximately 28.8% of all of Kinder Morgan Energy Partners, L.P.’s outstanding limited partner interests.

2.   Earnings Per Share

Both basic and diluted earnings per share are computed based on the weighted-average number of shares outstanding during each period, adjusted for share splits. There are no securities outstanding that may be converted into or exercised for shares.

3.   Share Distributions

On May 15, 2009, we paid a share distribution of 0.025342 shares per outstanding share (2,025,208 total shares) to shareholders of record as of April 30, 2009, based on the $1.05 per common unit distribution declared by Kinder Morgan Energy Partners, L.P. On August 14, 2009, we will pay a share distribution of 0.022146 shares per outstanding share (1,814,650 total shares) to shareholders of record as of July 31, 2009, based on the $1.05 per common unit distribution declared by Kinder Morgan Energy Partners, L.P. These distributions are paid in the form of additional shares or fractions thereof calculated by dividing Kinder Morgan Energy Partners, L.P.’s cash distribution per common unit by the average market price of a share determined for a ten-trading day period ending on the trading day immediately prior to the ex-dividend date for our shares.

Kinder Morgan Management, LLC Form 10-Q

4.   Business Activities and Related Party Transactions

We do not receive a fee for our services under the delegation of control agreement, nor do we receive any margin or profit when we are reimbursed for expenses incurred. We incurred, on behalf of Kinder Morgan Energy Partners, L.P., approximately $65.8 million and $139.4 million of expenses during the three and six months ended June 30, 2009, respectively, and approximately $64.6 million and $133.6 million of expenses during the three and six months ended June 30, 2008, respectively. The expense reimbursements by Kinder Morgan Energy Partners, L.P. to us are accounted for as a reduction to the expense incurred by us. At June 30, 2009 and December 31, 2008, $5.5 million and $7.2 million, respectively, primarily receivables from Kinder Morgan Energy Partners, L.P., are recorded in the caption “Accounts receivable, related party” in the accompanying interim Consolidated Balance Sheets.

One of our affiliates provides, and incurs expense with respect to, payroll services to Kinder Morgan Energy Partners, L.P. These expenses are reimbursed by Kinder Morgan Energy Partners, L.P. at cost. These expenses totaled approximately $69.0 million and $174.7 million during the three and six months ended June 30, 2009, respectively, and $72.5 million and $152.7 million during the three and six months ended June 30, 2008, respectively.

5.   Summarized Income Statement Information for Kinder Morgan Energy Partners, L.P.

Following is summarized income statement information for Kinder Morgan Energy Partners, L.P. Additional information on Kinder Morgan Energy Partners, L.P.’s results of operations and financial position are contained in its Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In millions)
Revenues	$1,645.3	$3,495.7	$3,431.8	$6,216.0
Operating Costs, Expenses and Other	1,273.3	3,089.5	2,719.8	5,390.4

Operating Income	$372.0	$406.2	$712.0	$825.6

Net Income	$328.6	$366.3	$595.4	$717.0

Net income above includes limited partners’ interest in net income of $91.0 million and $131.2 million for the three and six months ended June 30, 2009, respectively, and $166.3 million and $325.6 million for the three and six months ended June 30, 2008, respectively. Additionally, the above amounts reflect Kinder Morgan Energy Partner’s January 1, 2009 adoption of SFAS No. 160. See Note 8 for further discussion.

Our net income for the three and six months ended June 30, 2009 was $16.5 million and $21.8 million, respectively, and $29.9 million and $52.0 million for the three and six months ended June 30, 2008, respectively. Our net income for the six months ended June 30, 2009 includes a $3.2 million out of period net expense, which is primarily our share of Kinder Morgan Energy Partners, L.P.’s tax expense resulting from non-cash deferred tax liability adjustments in its Kinder Morgan Canada segment. Of the net expense, $3.9 million of expense was recorded in the three months ended March 31, 2009 and $0.7 million of benefit was recorded in the three months ended June 30, 2009. This information should be read in conjunction with Kinder Morgan Energy Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2008 and its Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

Notwithstanding the consolidation of Kinder Morgan Energy Partners, L.P. and its subsidiaries into Kinder Morgan, Inc.’s financial statements, except as explicitly disclosed, Kinder Morgan, Inc. is not liable for, and its assets are not available to satisfy, the obligations of Kinder Morgan Energy Partners, L.P. and/or its subsidiaries and vice versa. Responsibility for settlements of obligations reflected in Kinder Morgan, Inc.’s or Kinder Morgan Energy Partners, L.P.’s financial statements are a legal determination based on the entity that incurs the liability.

Kinder Morgan Management, LLC Form 10-Q

6.   Comprehensive Loss

Our comprehensive loss, which differs from our net income solely due to our equity in the other comprehensive income (loss) of Kinder Morgan Energy Partners, L.P. is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In millions)
Net income	$16.5	$29.9	$21.8	$52.0
Other comprehensive income (loss), net of tax
Change in fair value of derivatives utilized for hedging purposes	(35.8)	(176.9)	(31.6)	(217.7)
Reclassification of change in fair value of derivatives to net income	3.3	27.9	1.1	44.5
Foreign currency translation adjustments	14.1	1.2	7.7	(4.6)
Adjustments to pension and other postretirement benefit plan liabilities	-	-	(0.3)	0.4
Total other comprehensive loss	(18.4)	(147.8)	(23.1)	(177.4)

Comprehensive loss	$(1.9)	$(117.9)	$(1.3)	$(125.4)

7.   Income Taxes

We are a limited liability company that has elected to be treated as a corporation for federal income tax purposes. Our income taxes consist of deferred income tax. Deferred income tax assets and liabilities are recognized for temporary differences between the basis of our assets and liabilities for financial and tax reporting purposes. We have excluded nondeductible goodwill associated with our investment in Kinder Morgan Energy Partners, L.P. Changes in tax legislation are included in the relevant computations in the period in which such changes are effective. Currently, our only such temporary difference results from our investment in Kinder Morgan Energy Partners, L.P.

Income taxes included in our Consolidated Statement of Operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In millions, except percentages)
Income taxes	$8.6	$17.6	$13.7	$42.0
Effective tax rate	34.3%	37.1%	38.6%	44.7%

For the three months ended June 30, 2009, our effective tax rate was lower than the statutory federal income tax rate of 35% primarily due to an increase in our share of non-deductible goodwill associated with our investment in Kinder Morgan Energy Partners, L.P., which was partially offset by state income taxes. For the three months ended June 30, 2008, our effective tax rate was higher than the statutory federal income tax rate primarily due to state income taxes. For the six months ended June 30, 2009, our effective tax rate was higher than the statutory federal rate due to state income taxes and a decrease in our share of non-deductible goodwill associated with our investment in Kinder Morgan Energy Partners, L.P. For the six months ended June 30, 2008, our effective tax rate was higher than the statutory federal rate due to state income taxes as well as the out of period adjustment described below.

As further disclosed in Note 6 of Notes to Consolidated Financial Statements in our 2008 Form 10-K, the out of period adjustment recorded during the six months ended June 30, 2008 was due to a change in our estimated deferred income tax balances from what was reported as of December 31, 2007. This change had the effect of increasing our income tax expense, and reducing net income, for the six months ended June 30, 2008 by $7.7 million.

8.  Recent Accounting Pronouncements

SFAS No. 141(R) and FASB Staff Position No. FAS 141(R)-1

On December 4, 2007, the FASB issued SFAS No. 141R (revised 2007), Business Combinations. Although this statement amends and replaces SFAS No. 141, it retains the fundamental requirements in SFAS No. 141 that (i) the purchase method of

Kinder Morgan Management, LLC Form 10-Q

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

On April 1, 2009, the FASB issued FASB Staff Position No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. This Staff Position amends the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination under SFAS No. 141R. This Staff Position carries forward the requirements in SFAS No. 141 for acquired contingencies, which would require that such contingencies be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the allocation period. Otherwise, companies would typically account for the acquired contingencies in accordance with SFAS No. 5, Accounting for Contingencies. This Staff Position has the same effective date as SFAS No. 141R, and did not have any impact on our consolidated financial statements.

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

Specifically, SFAS No. 160 establishes accounting and reporting standards that require (i) the ownership interests in subsidiaries held by parties other than the parent to be clearly identified, labeled, and presented in the consolidated balance sheet within equity, but separate from the parent’s equity; and (ii) the equity amount of consolidated net income attributable to the parent and to the noncontrolling interest to be clearly identified and presented on the face of the consolidated income statement. This Statement was adopted by us effective January 1, 2009, and the adoption of this Statement did not have a material impact on our consolidated financial statements. The provisions of this Statement apply prospectively; however, the presentation and disclosure requirements are applied retrospectively for all periods presented.

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

Kinder Morgan Management, LLC Form 10-Q

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

EITF 08-6

On November 24, 2008, the FASB ratified the consensus reached by the Emerging Issues Task Force on Issue No. 08-6, or EITF 08-6, Equity Method Investment Accounting Considerations. EITF 08-6 clarifies certain accounting and impairment considerations involving equity method investments. For us, this Issue was effective January 1, 2009, and the adoption of this Issue did not have any impact on our consolidated financial statements.

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

Securities and Exchange Commission’s Final Rule on Oil and Gas Disclosure Requirements

On December 31, 2008, the SEC issued its final rule Modernization of Oil and Gas Reporting, which revises the disclosures required by oil and gas companies. The SEC disclosure requirements for oil and gas companies have been updated to include expanded disclosure for oil and gas activities, and certain definitions have also been changed that will impact the determination of oil and gas reserve quantities. The provisions of this final rule are effective for registration statements filed on or after January 1, 2010, and for annual reports for fiscal years ending on or after December 31, 2009. We are currently reviewing the effects of this final rule.

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

Kinder Morgan Management, LLC Form 10-Q

losses on securities. This Staff Position changes (i) the method for determining whether an other-than-temporary impairment exists for debt securities; and (ii) the amount of an impairment charge to be recorded in earnings.

For us, each of these three Staff Positions became effective on June 30, 2009. However, the adoption of these Staff Positions did not have a material impact on our consolidated financial statements.

SFAS No. 165

On May 28, 2009, the FASB issued SFAS No. 165, Subsequent Events. This Statement establishes general guidelines for the disclosure of subsequent events not addressed in other applicable GAAP, and is effective for annual and interim financial statements ending after June 15, 2009 (June 30, 2009 for us). This Statement had no material effect on our consolidated financial statements. For more information on our disclosure of subsequent events, see Note 1.

SFAS No. 166

On June 12, 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets. The Statement removes the concept of a qualifying special purpose entity from SFAS No. 140 and removes exceptions for special purpose entities from FASB Interpretation No. 46(R), requiring all special purpose entities to be evaluated for consolidation under existing GAAP.  The Statement is effective for annual reporting periods beginning after November 15, 2009 (January 1, 2010 for us). We do not expect this Statement to have a material effect on our consolidated financial statements.

SFAS No. 167

On June 12, 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). The Statement establishes a qualitative approach to be used to determine whether an enterprise has a controlling interest in a variable interest entity, and requires additional disclosures about an enterprise’s variable interest entities. The Statement is effective for annual reporting periods beginning after November 15, 2009 (January 1, 2010 for us). We do not expect this Statement to have a material effect on our consolidated financial statements.

SFAS No. 168

On June 3, 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162. The Statement establishes the codification of U.S. GAAP as the official source of all authoritative accounting and reporting standards. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009 (September 30, 2009 for us). The adoption of the Accounting Standards Codification will affect the way we reference U.S. GAAP in our financial statements notes; however, we do not expect its adoption to have any direct effect on our consolidated financial statements.

Kinder Morgan Management, LLC Form 10-Q

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

We are a publicly traded Delaware limited liability company, formed on February 14, 2001, that has elected to be treated as a corporation for federal income tax purposes. Our voting shares are owned by Kinder Morgan G.P., Inc., of which Kinder Morgan, Inc. (formerly Knight Inc.) owns all the outstanding common equity. Kinder Morgan G.P., Inc. is the general partner of Kinder Morgan Energy Partners, L.P.

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

Results of Operations

Our results of operations consist of the offsetting expenses and receipts associated with our managing and controlling the business and affairs of Kinder Morgan Energy Partners, L.P. and our equity in the earnings of Kinder Morgan Energy Partners, L.P. attributable to the i-units we own. At June 30, 2009, through our ownership of i-units, we owned approximately 28.8% of all of Kinder Morgan Energy Partners, L.P.’s outstanding limited partner interests. We use the equity method of accounting for our investment in Kinder Morgan Energy Partners, L.P. and record earnings as described below. Our percentage ownership in Kinder Morgan Energy Partners, L.P. changes over time upon the distribution of additional i-units to us or upon issuances of additional common units or other equity securities by Kinder Morgan Energy Partners, L.P.

Our earnings, as reported in the accompanying interim Consolidated Statements of Operations, represent equity in earnings of Kinder Morgan Energy Partners, L.P. attributable to the i-units we own, reduced by a deferred income tax provision and adjusted for the purchase method of accounting push-down effect on us from Kinder Morgan, Inc.’s Going Private transaction, further described in Note 2 of the Notes to Consolidated Financial Statements included in our 2008 Form 10-K. The deferred income tax provision is calculated based on the book/tax basis difference created by our recognition, under GAAP, of our share of the earnings of Kinder Morgan Energy Partners, L.P. Our earnings per share (both basic and diluted) is our net income divided by our weighted-average number of outstanding shares during each period presented. There are no securities outstanding that may be converted into or exercised for our shares.

For the three and six months ended June 30, 2009, Kinder Morgan Energy Partners, L.P. reported limited partners’ interest in net income of $91.0 million and $131.2 million, respectively, and of $166.3 million and $325.6 million for the three and six months ended June 30, 2008, respectively. Our net income for the three and six months ended June 30, 2009 was $16.5 million and $21.8 million, respectively, and $29.9 million and $52.0 million for the three and six months ended June 30, 2008, respectively. Our net income for the six months ended June 30, 2009 includes a $3.2 million out of period net expense, which is primarily our share of Kinder Morgan Energy Partners, L.P.’s tax expense resulting from non-cash deferred tax liability adjustments in its Kinder Morgan Canada segment. Of the net expense, $3.9 million of expense was recorded in the three months ended March 31, 2009 and $0.7 million of benefit was recorded in the three months ended June 30, 2009. This information should be read in conjunction with Kinder Morgan Energy Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2008 and its Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

Kinder Morgan Management, LLC Form 10-Q

Kinder Morgan Energy Partners, L.P.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In millions)
Segment earnings before depreciation, depletion, amortization and amortization of excess cost of equity investments(a)
Products Pipelines	$155.0	$137.6	$300.4	$278.3
Natural Gas Pipelines	162.1	182.5	362.9	370.7
CO2	202.7	216.6	370.1	416.4
Terminals	142.9	140.4	277.6	266.2
Kinder Morgan Canada	46.7	33.4	66.2	63.6
Total segment earnings before DD&A	709.4	710.5	1,377.2	1,395.2
Total segment depreciation, depletion and amortization	(203.1)	(165.6)	(413.3)	(323.7)
Total segment amortization of excess cost of investments	(1.5)	(1.5)	(2.9)	(2.9)
General and administrative expenses	(72.6)	(72.8)	(155.1)	(149.6)
Unallocable interest expenses, net of interest income	(101.3)	(99.9)	(205.9)	(197.6)
Unallocable income tax expense	(2.3)	(4.4)	(4.6)	(4.4)
Total consolidated net income(b)(c)	$328.6	$366.3	$595.4	$717.0
____________
(a)	Includes revenues, earnings from equity investments, allocable interest income and other, net, less operating expenses, allocable income taxes and other expense (income).
(b)
Includes general partner’s interest in net income of $232.8 million and $456.5 million for the three and six months ended June 30, 2009, respectively, and limited partners’ interest in net income of $91.0 million and $131.2 million for the same respective periods in 2009. Includes general partner’s interest in net income of $195.9 million and $383.3 million for the three and six months ended June 30, 2008, respectively, and limited partners’ interest in net income of $166.3 million and $325.6 million for the same respective periods in 2008.

(c)	The above amounts reflect Kinder Morgan Energy Partners’ January 1, 2009 adoption of SFAS No. 160. See Note 8 for further discussion.

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

Kinder Morgan Management, LLC Form 10-Q

Recent Accounting Pronouncements

Refer to Note 8 of the accompanying Notes to Consolidated Financial Statements for information regarding recent accounting pronouncements.

Information Regarding Forward-Looking Statements

This filing includes forward-looking statements. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. They use words such as “anticipate,” “believe,” “intend,” “plan,” “projection,” “forecast,” “strategy,” “position,” “continue,” “estimate,” “expect,” “may,” or the negative of those terms or other variations of them or comparable terminology. In particular, statements, express or implied, concerning future actions, conditions or events, future operating results or the ability to generate sales, income or cash flow or to pay dividends or make distributions are forward-looking statements. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Future actions, conditions or events and future results of our operations and those of Kinder Morgan Energy Partners, L.P. may differ materially from those expressed in these forward-looking statements. Please see “Information Regarding Forward-Looking Statements” for Kinder Morgan Energy Partners, L.P. included in Kinder Morgan Energy Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009. Many of the factors that will determine these results are beyond our ability to control or predict. Specific factors that could cause actual results to differ from those in the forward-looking statements include:

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

•
changes in crude oil and natural gas production from exploration and production areas that Kinder Morgan Energy Partners, L.P. serves, such as the Permian Basin area of West Texas, the U.S. Rocky Mountains and the Alberta oil sands;

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

Kinder Morgan Management, LLC Form 10-Q

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

•	the uncertainty inherent in estimating future oil and natural gas production or reserves that Kinder Morgan Energy Partners, L.P. may experience;

•	the ability of Kinder Morgan Energy Partners, L.P. to complete expansion projects on time and on budget;

•	the timing and success of Kinder Morgan Energy Partners, L.P.’s business development efforts; and

•	unfavorable results of litigation and the fruition of contingencies referred to in Kinder Morgan Energy Partners, L.P.’s Quarterly Report on Form 10-Q for the three months ended June 30, 2009.

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

Kinder Morgan Management, LLC Form 10-Q

Item 4.  Controls and Procedures.

As of June 30, 2009, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required, and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure. There has been no change in our internal control over financial reporting during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

31.1 —	Certification by CEO pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 —	Certification by CFO pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 —	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 —	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Kinder Morgan Management, LLC Form 10-Q

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINDER MORGAN MANAGEMENT, LLC (Registrant)
August 6, 2009	/s/ Kimberly A. Dang
Kimberly A. Dang Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)