Form 10-Q
period 2009-09-30
KINDER MORGAN MANAGEMENT LLC
filed 2009-11-05
CIK 1135017

Kinder Morgan Management, LLC Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

F O R M 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009
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

The number of shares outstanding for each of the registrant’s classes of common equity, as of October 30, 2009 was two voting shares and 83,754,951 listed shares.

Kinder Morgan Management, LLC Form 10-Q

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY

Kinder Morgan Management, LLC Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Millions Except Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Equity in earnings of Kinder Morgan Energy Partners, L.P.	$34.4	$35.8	$69.9	$129.8
Income taxes	13.1	12.9	26.8	54.9

Net Income	$21.3	$22.9	$43.1	$74.9

Earnings Per Share, Basic and Diluted	$0.26	$0.30	$0.53	$1.01

Number of shares used in computing Basic and Diluted Earnings per Share	82.9	75.7	81.0	74.4

The accompanying notes are an integral part of these consolidated financial statements.

Kinder Morgan Management, LLC Form 10-Q

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In Millions Except Shares)
(Unaudited)

	September 30, 2009	December 31, 2008
ASSETS

Current Assets
Accounts receivable, related party	$4.7	$7.2
Other current assets	2.6	0.8
Total Current Assets	7.3	8.0

Investment in Kinder Morgan Energy Partners, L.P.	2,518.1	2,454.1

Total Assets	$2,525.4	$2,462.1

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$1.1	$1.3
Other current liabilities	6.2	6.6
Total Current Liabilities	7.3	7.9

Deferred income taxes	146.8	122.1

Shareholders’ Equity
Voting shares - unlimited authorized; 2 voting shares issued and outstanding	0.1	0.1
Listed shares - unlimited authorized; 83,754,951 and 77,997,904 listed shares issued and outstanding, respectively	2,879.8	2,630.1
Retained deficit	(479.0)	(272.4)
Accumulated other comprehensive loss	(29.6)	(25.7)
Total Shareholders’ Equity	2,371.3	2,332.1

Total Liabilities and Shareholders’ Equity	$2,525.4	$2,462.1

The accompanying notes are an integral part of these consolidated financial statements.

Kinder Morgan Management, LLC Form 10-Q

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Millions)
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash Flows From Operating Activities
Net Income	$43.1	$74.9
Adjustments to reconcile net income to net cash flows from operating activities
Deferred income taxes	26.8	54.9
Equity in earnings of Kinder Morgan Energy Partners, L.P.	(69.9)	(129.8)
Accounts receivable, related party	2.5	21.1
Other current assets	(1.8)	(1.0)
Accounts payable	(0.2)	0.2
Other current liabilities	(0.5)	(20.3)
Net Cash Flows Provided by Operating Activities	-	-

Cash Flows From Investing Activities
Purchase of i-units of Kinder Morgan Energy Partners, L.P.	-	-
Net Cash Flows Used In Investing Activities	-	-

Cash Flows From Financing Activities
Shares issued	-	-
Net Cash Flows Provided by Financing Activities	-	-

Net Increase in Cash and Cash Equivalents	-	-
Cash and Cash Equivalents at beginning of period	-	-
Cash and Cash Equivalents at end of period	$-	$-

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

Organization

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

We have prepared the accompanying unaudited interim consolidated financial statements under the rules and regulations of the Securities and Exchange Commission (“SEC”).  Under such rules and regulations, we have condensed or omitted certain information and notes normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  We believe that our disclosures are adequate to make the information presented not misleading.  The consolidated financial statements reflect normal adjustments, and also recurring adjustments that are, in the opinion of management, necessary for a fair presentation of our financial results for the interim periods.  You should read these interim consolidated financial statements in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2008 (“2008 Form 10-K”) and Kinder Morgan Energy Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2008 (“Kinder Morgan Energy Partners, L.P. 2008 Form 10-K”) and Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.  We have evaluated subsequent events, which are events or transactions that occurred after September 30, 2009 through November 5, 2009, the date we issued the accompanying Consolidated Financial Statements.

Accounting for Investments in Kinder Morgan Energy Partners, L.P.

We use the equity method of accounting for our investment in Kinder Morgan Energy Partners, L.P.  Kinder Morgan Energy Partners, L.P. is a publicly traded limited partnership and its common units are traded on the New York Stock Exchange under the symbol “KMP.” We record, in the period in which it is earned, our share of the earnings of Kinder Morgan Energy Partners, L.P. attributable to the i-units we own.  We receive distributions from Kinder Morgan Energy Partners, L.P. in the form of additional i-units, which increase the number of i-units we own.  We issue additional shares (or fractions thereof) to our existing shareholders in an amount equal to the additional i-units received from Kinder Morgan Energy Partners, L.P.  At September 30, 2009, through our ownership of Kinder Morgan Energy Partners, L.P. i-units, we owned approximately 29.0% of all of Kinder Morgan Energy Partners, L.P.’s outstanding limited partner interests.

Financial Accounting Standards Board’s Accounting Standards Codification

In this report, we refer to the Financial Accounting Standards Board as the FASB and the FASB’s issued Statements of Financial Accounting Standards as SFAS.

In June 2009, the FASB voted to approve its Accounting Standards Codification as the single source of GAAP recognized by the FASB to be applied by nongovernmental entities.  All other accounting literature not included in the Codification is considered nonauthoritative.  In this report, we refer to the FASB Accounting Standards

Kinder Morgan Management, LLC Form 10-Q

Codification as the Codification.  It became effective for us on September 30, 2009, and although the adoption of the Codification did not have any direct effect on our consolidated financial statements, it does affect the way we reference GAAP in our financial statements and in our accounting policies.

The FASB now communicates new accounting standards via a new document called an Accounting Standards Update (“ASU”).  Each ASU is a transient document—not considered authoritative in its own right—and serves only to update the Codification by detailing the specific amendments to the Codification and explaining the historical basis for conclusions of a new standard.  The FASB will organize the content of each ASU using the same topics and section headings as those used in the Codification.  For more information on Codification updates and other recent accounting pronouncements, see Note 8.

Noncontrolling Interests

On January 1, 2009, we and Kinder Morgan Energy Partners, L.P. adopted certain provisions concerning the accounting and reporting for noncontrolling interests included within the “Consolidation” Topic of the Codification.  A noncontrolling interest, sometimes referred to as a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent.

Specifically, these provisions establish accounting and reporting standards that require (i) the ownership interests in subsidiaries held by parties other than the parent to be clearly identified, labeled, and presented in the consolidated balance sheet within equity, but separate from the parent’s equity and (ii) the equity amount of consolidated net income attributable to the parent and to the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of operations.  Accordingly, our presentation of Kinder Morgan Energy Partners, L.P.’s consolidated net income is now presented without deducting amounts attributable to its noncontrolling interests.

The adopted provisions apply prospectively, with the exception of the presentation and disclosure requirements, which must be applied retrospectively for all periods presented.  In addition, we filed a Current Report on Form 8-K dated September 18, 2009 (“September 18, 2009 Form 8-K”)  to update Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“Item 7”) and Item 8 “Financial Statements and Supplementary Data.” (“Item 8”) of our 2008 Form 10-K solely to reflect the retrospective presentation and disclosure requirements for noncontrolling interests.  In addition, on July 15, 2009, Knight Inc. changed its name to Kinder Morgan, Inc.  References to Knight Inc. in Item 7 and Item 8 of the September 18, 2009 Form 8-K have been replaced with Kinder Morgan, Inc.  No other items from our 2008 Form 10-K were adjusted or otherwise revised.  The September 18, 2009 Form 8-K did not reflect any subsequent information or events other than the adoption of presentation and disclosure requirements for noncontrolling interests and Kinder Morgan, Inc.’s name change.

Kinder Morgan Energy Partners, L.P. filed a Current Report on Form 8-K dated June 12, 2009 (“June 12, 2009 Form 8-K”) to update certain sections of the Kinder Morgan Energy Partners, L.P. 2008 Form 10-K to reflect the retrospective presentation and disclosure requirements for noncontrolling interests.  Accordingly, whenever we refer in this report to disclosures contained in our and Kinder Morgan Energy Partners, L.P.’s 2008 Form 10-K reports, such references also apply to the relevant 2008 Form 10-K items included in the September 18, 2009 Form 8-K and the June 12, 2009 Form 8-K filed by us and Kinder Morgan Energy Partners, L.P., respectively.

2.   Earnings Per Share

Both basic and diluted earnings per share are computed based on the weighted-average number of shares outstanding during each period, adjusted for share splits.  There are no securities outstanding that may be converted into or exercised for shares.

3.   Share Distributions

On February 13, 2009, we paid a share distribution of 0.024580 shares per outstanding share (1,917,189 total shares) to shareholders of record as of January 30, 2009, based on the $1.05 per common unit distribution declared by Kinder Morgan Energy Partners, L.P.  On May 15, 2009, we paid a share distribution of 0.025342 shares per outstanding share (2,025,208 total shares) to shareholders of record as of April 30, 2009, based on the $1.05 per common unit distribution declared by Kinder Morgan Energy Partners, L.P.  On August 14, 2009, we paid a share

Kinder Morgan Management, LLC Form 10-Q

distribution of 0.022146 shares per outstanding share (1,814,650 total shares) to shareholders of record as of July 31, 2009, based on the $1.05 per common unit distribution declared by Kinder Morgan Energy Partners, L.P.  On November 13, 2009, we will pay a share distribution of 0.021292 shares per outstanding share (1,783,310 total shares) to shareholders of record as of October 30, 2009, based on the $1.05 per common unit distribution declared by Kinder Morgan Energy Partners, L.P.  These distributions are paid in the form of additional shares or fractions thereof calculated by dividing Kinder Morgan Energy Partners, L.P.’s cash distribution per common unit by the average market price of a share determined for a ten-trading day period ending on the trading day immediately prior to the ex-dividend date for our shares.

4.   Business Activities and Related Party Transactions

We do not receive a fee for our services under the delegation of control agreement, nor do we receive any margin or profit when we are reimbursed for expenses incurred.  We incurred, on behalf of Kinder Morgan Energy Partners, L.P., approximately $59.7 million and $199.1 million of expenses during the three and nine months ended September 30, 2009, respectively, and approximately $61.6 million and $195.3 million of expenses during the three and nine months ended September 30, 2008, respectively.  The expense reimbursements by Kinder Morgan Energy Partners, L.P. to us are accounted for as a reduction to the expense incurred by us.  At September 30, 2009 and December 31, 2008, $4.7 million and $7.2 million, respectively, primarily receivables from Kinder Morgan Energy Partners, L.P., are recorded in the caption “Accounts receivable, related party” in the accompanying interim Consolidated Balance Sheets.

One of our affiliates provides, and incurs expense with respect to, payroll services to Kinder Morgan Energy Partners, L.P.  These expenses are reimbursed by Kinder Morgan Energy Partners, L.P. at cost.  These expenses totaled approximately $85.5 million and $260.2 million during the three and nine months ended September 30, 2009, respectively, and $83.9 million and $236.6 million during the three and nine months ended September 30, 2008, respectively.

5.   Summarized Income Statement Information for Kinder Morgan Energy Partners, L.P.

Following is summarized income statement information for Kinder Morgan Energy Partners, L.P.  Additional information on Kinder Morgan Energy Partners, L.P.’s results of operations and financial position are contained in its Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In millions)
Revenues	$1,660.7	$3,232.8	$5,092.5	$9,448.8
Operating costs, expenses and other	1,254.0	2,824.9	3,973.8	8,215.3

Operating income	$406.7	$407.9	$1,118.7	$1,233.5

Net Income	$363.7	$332.9	$959.1	$1,049.9

Net income above includes limited partners’ interest in net income of $123.3 million and $254.5 million for the three and nine months ended September 30, 2009, respectively, and $124.2 million and $449.8 million for the three and nine months ended September 30, 2008, respectively.  The above amounts reflect our and Kinder Morgan Energy Partners, L.P.’s January 1, 2009 adoption of certain provisions concerning the accounting and reporting for noncontrolling interests (see Note 1).

Our net income for the three and nine months ended September 30, 2009 was $21.3 million and $43.1 million, respectively, and $22.9 million and $74.9 million for the three and nine months ended September 30, 2008, respectively.  Our net income for the nine months ended September 30, 2009 includes a $3.2 million out of period net expense, which is primarily our share of Kinder Morgan Energy Partners, L.P.’s tax expense resulting from non-cash deferred tax liability adjustments in its Kinder Morgan Canada segment.  This information should be read in conjunction with Kinder Morgan Energy Partners, L.P.’s Annual Report on Form 10-K for the year ended December

Kinder Morgan Management, LLC Form 10-Q

31, 2008 and its Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

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

6.   Comprehensive Income

Our comprehensive income, which differs from our net income solely due to our equity in the other comprehensive income (loss) of Kinder Morgan Energy Partners, L.P. is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In millions)
Net income	$21.3	$22.9	$43.1	$74.9
Other comprehensive income (loss), net of tax
Change in fair value of derivatives utilized for hedging purposes	3.4	134.0	(47.4)	(90.7)
Reclassification of change in fair value of derivatives to net income	1.9	20.8	5.4	73.9
Foreign currency translation adjustments	13.9	(7.3)	38.5	(13.5)
Adjustments to pension and other postretirement benefit plan liabilities	-	0.1	(0.4)	0.5
Total other comprehensive income (loss)	19.2	147.6	(3.9)	(29.8)
Comprehensive Income	$40.5	$170.5	$39.2	$45.1

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

Income taxes included in our Consolidated Statements of Operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In millions, except percentages)
Income taxes	$13.1	$12.9	$26.8	$54.9
Effective tax rate	38.1%	36.0%	38.3%	42.3%

For the three and nine months ended September 30, 2009, and three months ended September 30, 2008, our effective tax rate was higher than the statutory federal income tax rate of 35% primarily due to state income taxes and a decrease in our share of non-deductible goodwill associated with our investment in Kinder Morgan Energy Partners, L.P.  For the nine months ended September 30, 2008, our effective tax rate was higher than the statutory federal rate due to state income taxes as well as the out of period adjustment described below.

Kinder Morgan Management, LLC Form 10-Q

As further disclosed in Note 6 of Notes to Consolidated Financial Statements in our 2008 Form 10-K, the out of period adjustment recorded during the nine months ended September 30, 2008 was due to a change in our estimated deferred income tax balances from what was reported as of December 31, 2007.  This change had the effect of increasing our income tax expense, and reducing net income, for the nine months ended September 30, 2008 by $7.7 million.

8.  Recent Accounting Pronouncements

Securities and Exchange Commission’s Final Rule on Oil and Gas Disclosure Requirements

On December 31, 2008, the SEC issued its final rule “Modernization of Oil and Gas Reporting,” which revises the disclosures required by oil and gas companies.  The SEC disclosure requirements for oil and gas companies have been updated to include expanded disclosure for oil and gas activities, and certain definitions have also been changed that will impact the determination of oil and gas reserve quantities.  The provisions of this final rule are effective for registration statements filed on or after January 1, 2010, and for annual reports for fiscal years ending on or after December 31, 2009.  We are currently reviewing the effects of this final rule.

SFAS Nos. 166 and 167

On June 12, 2009, the FASB published SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140,” and SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).”  These two Statements change the way entities account for securitizations and special-purpose entities, and both remain authoritative until such time that each is integrated into the Codification.

SFAS No. 166 will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets.  SFAS No. 167 changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  Both Statement Nos. 166 and 167 will be effective at the start of an entity’s first fiscal year beginning after November 15, 2009 (January 1, 2010 for us).  We do not expect the adoption of these Statements to have a material impact on our consolidated financial statements.

Accounting Standards Updates

In August 2009, the FASB issued ASU No. 2009-05, “Measuring Liabilities at Fair Value.”  This ASU amends the “Fair Value Measurements and Disclosures” Topic of the Codification to provide further guidance on how to measure the fair value of a liability.  ASU No. 2009-05 is effective for the first reporting period beginning after issuance (September 30, 2009 for us), and the adoption of this ASU did not have a material impact on our consolidated financial statements.

In September 2009, the FASB issued five separate Accounting Standards Updates (ASU 2009 07-11) that make technical corrections to the Codification and codify certain SEC Observer comments made in conjunction with previous accounting issues.  None of the five Accounting Standards Updates change existing accounting requirements.

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

Results of Operations

Our results of operations consist of the offsetting expenses and receipts associated with our managing and controlling the business and affairs of Kinder Morgan Energy Partners, L.P. and our equity in the earnings of Kinder Morgan Energy Partners, L.P. attributable to the i-units we own.  At September 30, 2009, through our ownership of i-units, we owned approximately 29.0% of all of Kinder Morgan Energy Partners, L.P.’s outstanding limited partner interests.  We use the equity method of accounting for our investment in Kinder Morgan Energy Partners, L.P. and record earnings as described below.  Our percentage ownership in Kinder Morgan Energy Partners, L.P. changes over time upon the distribution of additional i-units to us or upon issuances of additional common units or other equity securities by Kinder Morgan Energy Partners, L.P.

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

For the three and nine months ended September 30, 2009, Kinder Morgan Energy Partners, L.P. reported limited partners’ interest in net income of $123.3 million and $254.5 million, respectively, and of $124.2 million and $449.8 million for the three and nine months ended September 30, 2008, respectively.  Our net income for the three and nine months ended September 30, 2009 was $21.3 million and $43.1 million, respectively, and $22.9 million and $74.9 million for the three and nine months ended September 30, 2008, respectively.  Our net income for the nine months ended September 30, 2009 includes a $3.2 million out of period net expense, which is primarily our share of Kinder Morgan Energy Partners, L.P.’s tax expense resulting from non-cash deferred tax liability adjustments in its Kinder Morgan Canada segment.  This information should be read in conjunction with Kinder Morgan Energy Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2008 and its Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

Kinder Morgan Management, LLC Form 10-Q

Kinder Morgan Energy Partners, L.P.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In millions)
Segment earnings before depreciation, depletion, amortization and amortization of excess cost of equity investments(a)
Products Pipelines	$167.9	$130.4	$468.3	$408.7
Natural Gas Pipelines	197.8	185.0	560.7	555.7
CO2	193.2	203.3	563.3	619.7
Terminals	155.2	120.1	432.8	386.3
Kinder Morgan Canada	47.7	39.6	113.9	103.2
Total segment earnings before DD&A	761.8	678.4	2,139.0	2,073.6
Total segment depreciation, depletion and amortization	(202.9)	(166.8)	(616.2)	(490.5)
Total segment amortization of excess cost of investments	(1.4)	(1.4)	(4.3)	(4.3)
General and administrative expenses	(83.7)	(73.1)	(238.8)	(222.7)
Unallocable interest expenses, net of interest income	(107.8)	(100.5)	(313.7)	(298.1)
Unallocable income tax expense	(2.3)	(3.7)	(6.9)	(8.1)
Net Income	363.7	332.9	959.1	1,049.9
Net income attributable to noncontrolling interests(b)	(4.2)	(3.1)	(11.9)	(11.2)
Net income attributable to Kinder Morgan Energy Partners, L.P.	$359.5	$329.8	$947.2	$1,038.7

General Partner’s Interest in Net Income	$236.2	$205.6	$692.7	$588.9

Limited Partners’ Interest in Net Income	$123.3	$124.2	$254.5	$449.8
____________
(a)	Includes revenues, earnings from equity investments, allocable interest income and other, net, less operating expenses, allocable income taxes and other expense (income).
(b)
The above amounts reflect our and Kinder Morgan Energy Partners, L.P.’s January 1, 2009 adoption of certain provisions concerning the accounting and reporting for noncontrolling interests.  See Note 1 of the accompanying Notes to Consolidated Financial Statements.

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

Kinder Morgan Management, LLC Form 10-Q

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

Information Regarding Forward-Looking Statements

This filing includes forward-looking statements.  These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts.  They use words such as “anticipate,” “believe,” “intend,” “plan,” “projection,” “forecast,” “strategy,” “position,” “continue,” “estimate,” “expect,” “may,” or the negative of those terms or other variations of them or comparable terminology.  In particular, statements, express or implied, concerning future actions, conditions or events, future operating results or the ability to generate sales, income or cash flow, service debt or to pay dividends or to make distributions are forward-looking statements.  Forward-looking statements are not guarantees of performance.  They involve risks, uncertainties and assumptions.  Future actions, conditions or events and future results of our operations and those of Kinder Morgan Energy Partners, L.P. may differ materially from those expressed in these forward-looking statements.  Please see “Information Regarding Forward-Looking Statements” for Kinder Morgan Energy Partners, L.P. included in Kinder Morgan Energy Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.  Many of the factors that will determine these results are beyond our ability to control or predict.  Specific factors that could cause actual results to differ from those in the forward-looking statements include:

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

Kinder Morgan Management, LLC Form 10-Q

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

•	the uncertainty inherent in estimating future oil and natural gas production or reserves that Kinder Morgan Energy Partners, L.P. may experience;

•	the ability of Kinder Morgan Energy Partners, L.P. to complete expansion projects on time and on budget;

•	the timing and success of Kinder Morgan Energy Partners, L.P.’s business development efforts; and

•	unfavorable results of litigation and the fruition of contingencies referred to in Kinder Morgan Energy Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

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

Kinder Morgan Management, LLC Form 10-Q

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

Item 4.  Controls and Procedures.

As of September 30, 2009, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based upon and as of the date of the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  There has been no change in our internal control over financial reporting during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Kinder Morgan Management, LLC Form 10-Q

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

KINDER MORGAN MANAGEMENT, LLC (Registrant)
November 5, 2009	/s/ Kimberly A. Dang
Kimberly A. Dang Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)