Form 10-K
period 2009-12-31
KINDER MORGAN MANAGEMENT LLC
filed 2010-02-26
CIK 1135017

Table of Contents
Kinder Morgan Management, LLC Form 10-K

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to_____

Commission file number: 1-16459

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.  Yes [   ]   No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [   ]   No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Kinder Morgan Management, LLC Form 10-K

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Large accelerated filer [X]   Accelerated filer [   ]     Non-accelerated filer [   ]     Smaller reporting company [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes [   ]   No [X]

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on closing prices in the daily composite list for transactions on the New York Stock Exchange on June 30, 2009 was approximately $3,163,263,547.  As of January 29, 2010, the registrant had two voting shares and 85,538,261 listed shares.

DOCUMENTS INCORPORATED BY REFERENCE

Annual Report on Form 10-K of Kinder Morgan Energy Partners, L.P. for the year ended December 31, 2009.

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

We are a publicly traded Delaware limited liability company that was formed on February 14, 2001. We are a limited partner in Kinder Morgan Energy Partners, L.P (“Kinder Morgan Energy Partners”), and manage and control its business and affairs pursuant to a delegation of control agreement. Our success is dependent upon our operation and management of Kinder Morgan Energy Partners and its resulting performance. Therefore, we have included Kinder Morgan Energy Partners’ Annual Report on Form 10-K for the year ended December 31, 2009 in this filing as Exhibit 99.1 and incorporated such Form 10-K herein by reference. Pursuant to the delegation of control agreement among Kinder Morgan G.P., Inc., Kinder Morgan Energy Partners, Kinder Morgan Energy Partners’ operating partnerships and us (as the agreement was amended effective May 30, 2007):

•
Kinder Morgan G.P., Inc., as general partner of Kinder Morgan Energy Partners, delegated to us, to the fullest extent permitted under Delaware law and the Kinder Morgan Energy Partners partnership agreement, and we assumed, all of Kinder Morgan G.P., Inc.’s power and authority to manage and control the business and affairs of Kinder Morgan Energy Partners and Kinder Morgan Energy Partners’ operating partnerships; and

•	We have agreed that we will not take any of the following actions without the approval of Kinder Morgan G.P., Inc.:

–	amend or propose an amendment to the Kinder Morgan Energy Partners partnership agreement,

–	change the amount of the distribution made on the Kinder Morgan Energy Partners common units,

–	allow a merger or consolidation involving Kinder Morgan Energy Partners,

–	allow a sale or exchange of all or substantially all of the assets of Kinder Morgan Energy Partners,

–
dissolve or liquidate Kinder Morgan Energy Partners, or, after taking into account the creditors of Kinder Morgan Energy Partners, SFPP, L.P. or Calnev Pipe Line, L.L.C., respectively, allow Kinder Morgan Energy Partners, SFPP, L.P. or Calnev Pipe Line, L.L.C. to take any of the following actions: (a) instituting proceedings to be adjudicated bankrupt or insolvent, or (b) consenting in writing to the institution of bankruptcy or insolvency proceedings against it, or (c) filing a petition seeking or consenting to reorganization or relief under any applicable federal or state law relating to bankruptcy, or (d) consenting in writing to the appointment of a receiver, liquidator, assignee, trustee, sequestrator (or other similar official) of Kinder Morgan Energy Partners, SFPP, L.P. or Calnev Pipe Line, L.L.C. or a substantial part of their respective property, or (e) making any assignment for the benefit of its creditors, or (f) except as required by law, admitting in writing its inability to pay its respective debts generally as they become due,

–	take any action requiring unitholder approval,

–	call any meetings of the Kinder Morgan Energy Partners common unitholders,

–
take any action that, under the terms of the partnership agreement of Kinder Morgan Energy Partners, must or should receive a special approval of the conflicts and audit committee of Kinder Morgan G.P., Inc.,

–	take any action that, under the terms of the partnership agreement of Kinder Morgan Energy Partners, cannot be taken by the general partner without the approval of all outstanding units,

–
settle or compromise any claim or action directly against or otherwise relating to indemnification of our or the general partner’s (and respective affiliates) officers, directors, managers or members or relating to our structure or securities,

–	settle or compromise any claim or action relating to the i-units, which are a separate class of Kinder Morgan Energy Partners’ limited partnership interests, our shares or any offering of our shares,

–	settle or compromise any claim or action involving tax matters,

Items 1 and 2. Business and Properties. (continued)	Kinder Morgan Management, LLC Form 10-K

–
allow Kinder Morgan Energy Partners to incur indebtedness if the aggregate amount of its indebtedness then exceeds 50% of the market value of the then outstanding units of Kinder Morgan Energy Partners, or

–
allow Kinder Morgan Energy Partners to issue units in one transaction, or in a series of related transactions, having a market value in excess of 20% of the market value of the then outstanding units of Kinder Morgan Energy Partners.

•	Kinder Morgan G.P., Inc.:

–	is not relieved of any responsibilities or obligations to Kinder Morgan Energy Partners or its unitholders as a result of such delegation,

–	owns, or one of its affiliates owns, all of our voting shares, and

–
will not withdraw as general partner of Kinder Morgan Energy Partners or transfer to a non-affiliate all of its interest as general partner, unless approved by both the holders of a majority of each of the i-units and the holders of a majority of all units voting as a single class, excluding common units and Class B units held by Kinder Morgan G.P., Inc. and its affiliates and excluding the number of i-units corresponding to the number of our shares owned by Kinder Morgan G.P., Inc. and its affiliates.

•	Kinder Morgan Energy Partners has agreed to:

–	recognize the delegation of rights and powers to us,

–	indemnify and protect us and our officers and directors to the same extent as it does with respect to Kinder Morgan G.P., Inc. as general partner, and

–	reimburse our expenses to the same extent as it does with respect to Kinder Morgan G.P., Inc. as general partner.

The delegation of control agreement will continue in effect until either Kinder Morgan G.P., Inc. has withdrawn or been removed as the general partner of Kinder Morgan Energy Partners or all of our shares are owned by Kinder Morgan, Inc. (formerly Knight Inc.) and its affiliates. The partnership agreement of Kinder Morgan Energy Partners recognizes the delegation of control agreement. The delegation of control agreement also applies to the operating partnerships of Kinder Morgan Energy Partners and their partnership agreements.

Kinder Morgan G.P., Inc. remains the sole general partner of Kinder Morgan Energy Partners and all of its operating partnerships. Kinder Morgan G.P., Inc. retains all of its general partner interests and shares in the profits, losses and distributions from all of these partnerships.

The withdrawal or removal of Kinder Morgan G.P., Inc. as general partner of Kinder Morgan Energy Partners will simultaneously result in the termination of our power and authority to manage and control the business and affairs of Kinder Morgan Energy Partners. Similarly, if Kinder Morgan G.P., Inc.’s power and authority as general partner are modified in the partnership agreement of Kinder Morgan Energy Partners, then the power and authority delegated to us will be modified on the same basis. The delegation of control agreement can be amended by all parties to the agreement, but on any amendment that would reduce the time for any notice to which owners of our shares are entitled or that would have a material adverse effect on our shares, as determined by our board of directors in its sole discretion, the approval of the owners of a majority of the shares, excluding shares owned by Kinder Morgan, Inc. and its affiliates, is required.

Through our ownership of i-units, we are a limited partner in Kinder Morgan Energy Partners. We do not receive any cash flow attributable to our ownership of the i-units, but instead we receive quarterly distributions of additional i-units from Kinder Morgan Energy Partners. The number of additional i-units we receive is based on the amount of cash distributed by Kinder Morgan Energy Partners to its common unitholders. The amount of cash distributed by Kinder Morgan Energy Partners to its common unitholders is dependent on the operations of Kinder Morgan Energy Partners and its operating limited partnerships and their subsidiaries and investees, and is determined in accordance with its partnership agreement.

We have elected to be treated as a corporation for federal income tax purposes. Because we are treated as a corporation for federal income tax purposes, an owner of our shares will not report on its federal income tax return any of our items of income, gain, loss and deduction relating to an investment in us.

We are subject to federal income tax on our taxable income; however, the i-units owned by us generally are not entitled to allocations of income, gain, loss or deduction of Kinder Morgan Energy Partners until such time as there is a liquidation of Kinder Morgan Energy Partners. Therefore, we have not had, and do not expect to have material amounts of taxable income

Items 1 and 2. Business and Properties. (continued)	Kinder Morgan Management, LLC Form 10-K

resulting from our ownership of the i-units unless we enter into a sale or exchange of the i-units or Kinder Morgan Energy Partners is liquidated.

We have no properties. Our assets consist of a small amount of working capital and the i-units that we own.

We have no employees. For more information, see Note 4 of the accompanying Notes to Consolidated Financial Statements and Kinder Morgan Energy Partners’ Annual Report on Form 10-K for the year ended December 31, 2009, which is incorporated herein by reference.

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

Because our only significant assets are the i-units issued by Kinder Morgan Energy Partners, our success is dependent solely upon our operation and management of Kinder Morgan Energy Partners and its resulting performance. We are a limited partner in Kinder Morgan Energy Partners. In the event that Kinder Morgan Energy Partners decreases its cash distributions to its common unitholders, distributions of i-units on the i-units that we own will decrease correspondingly, and distributions of additional shares to owners of our shares will decrease as well. The risk factors that affect Kinder Morgan Energy Partners also affect us; see “Risk Factors” within Kinder Morgan Energy Partners’ Annual Report on Form 10-K for the year ended December 31, 2009, included in this filing as Exhibit 99.1 and incorporated herein by reference.

The value of the quarterly distribution of an additional fractional share may be less than the cash distribution on a common unit of Kinder Morgan Energy Partners. The fraction of a Kinder Morgan Management, LLC share to be issued per share outstanding with each quarterly distribution is based on the average closing price of the shares for the ten consecutive trading days preceding the ex-dividend date for our shares. Because the market price of our shares may vary substantially over time, the market value of our shares on the date a shareholder receives a distribution of additional shares may vary substantially from the cash the shareholder would have received had the shareholder owned common units instead of our shares.

The tax treatment applied to Kinder Morgan Energy Partners depends on its status as a partnership for United States federal income tax purposes, as well as Kinder Morgan Energy Partners not being subject to a material amount of entity-level taxation by individual states. If the Internal Revenue Service treats Kinder Morgan Energy Partners as a corporation or if Kinder Morgan Energy Partners becomes subject to a material amount of entity-level taxation for state tax purposes, it would substantially reduce the amount of cash available for distribution to common unitholders, the value of i-units that Kinder Morgan Energy Partners will distribute quarterly to us and the value of our shares that we will distribute quarterly to our shareholders. The anticipated after-tax economic benefit of an investment in our shares depends largely on the treatment of Kinder Morgan Energy Partners as a partnership for United States federal income tax purposes. In order for Kinder Morgan Energy Partners to be treated as a partnership for United States federal income tax purposes, current law requires that 90% or more of its gross income for every taxable year consist of “qualifying income,” as defined in Section 7704 of the Internal Revenue Code. Kinder Morgan Energy Partners may not meet this requirement or current law may change so as to cause, in either event, Kinder Morgan Energy Partners to be treated as a corporation for United States federal income tax purposes or otherwise subject to federal income tax. Kinder Morgan Energy Partners has not requested, and does not plan to request, a ruling from the IRS on this or any other matter affecting Kinder Morgan Energy Partners.

If Kinder Morgan Energy Partners were to be treated as a corporation for United States federal income tax purposes, it would pay United States federal income tax on its income at the corporate tax rate, which is currently a maximum of 35%, and would pay state income taxes at varying rates. Under current law, distributions to us of additional i-units would generally be taxed again as a corporate distribution, and no income, gain, losses or deductions would flow through to us. Because a tax would be imposed upon Kinder Morgan Energy Partners as a corporation, the cash available for distribution to common unitholders would be substantially reduced, which would reduce the values of i-units distributed quarterly to us and our shares distributed quarterly to our shareholders. Treatment of Kinder Morgan Energy Partners as a corporation would result in a material reduction in the anticipated cash flows and after-tax return to us, likely causing a substantial reduction in the value of our shares.

Item 1A. Risk Factors. (continued)	Kinder Morgan Management, LLC Form 10-K

Current law or Kinder Morgan Energy Partners’ business may change so as to cause Kinder Morgan Energy Partners to be treated as a corporation for United States federal income tax purposes or otherwise subject Kinder Morgan Energy Partners to entity-level taxation. Periodically, Congress considers substantive changes to the existing United States federal income tax laws that affect certain publicly traded partnerships. For example, at one time federal income tax legislation was proposed that would eliminate partnership tax treatment for certain such partnerships. Although currently proposed legislation would not appear to affect Kinder Morgan Energy Partners’ tax treatment as a partnership, we are unable to predict whether such proposals could ultimately be enacted. Any such changes could negatively impact the value of an investment in our shares.

In addition, because of widespread state budget deficits and other reasons, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise or other forms of taxation. For example, Kinder Morgan Energy Partners is now subject to an entity-level tax on the portion of its total revenue that is generated in Texas. Specifically, the Texas margin tax is imposed at a maximum effective rate of 0.7% of Kinder Morgan Energy Partners’ total revenue that is apportioned to Texas. This tax reduces, and the imposition of such a tax on Kinder Morgan Energy Partners by any other state, will reduce Kinder Morgan Energy Partners’ cash available for distribution to its partners. If any state were to impose a tax upon Kinder Morgan Energy Partners as an entity, the cash available for distribution to its common unitholders would be reduced, which would reduce the value of i-units distributed quarterly to us and our shares distributed quarterly to our shareholders.

Kinder Morgan Energy Partners’ partnership agreement provides that if a law is enacted that subjects Kinder Morgan Energy Partners to taxation as a corporation or otherwise subjects Kinder Morgan Energy Partners to entity-level taxation for federal income tax purposes, the minimum quarterly distribution and the target distribution levels will be adjusted to reflect the impact on Kinder Morgan Energy Partners of that law.

As an owner of i-units, we may not receive value equivalent to the common unit value for our i-unit interest in Kinder Morgan Energy Partners if Kinder Morgan Energy Partners is liquidated. As a result, a shareholder may receive less per share in our liquidation than is received by an owner of a common unit in a liquidation of Kinder Morgan Energy Partners. If Kinder Morgan Energy Partners is liquidated and Kinder Morgan, Inc. does not satisfy its obligation to purchase our shares, which is triggered by a liquidation, then the value of our shares will depend on the after-tax amount of the liquidating distribution received by us as the owner of i-units. The terms of the i-units provide that no allocations of income, gain, loss or deduction will be made in respect of the i-units until such time as there is a liquidation of Kinder Morgan Energy Partners.  If there is a liquidation of Kinder Morgan Energy Partners, it is intended that we will receive allocations of income and gain in an amount necessary for the capital account attributable to each i-unit to be equal to that of a common unit. As a result, we will likely realize taxable income upon the liquidation of Kinder Morgan Energy Partners. However, there may not be sufficient amounts of income and gain to cause the capital account attributable to each i-unit to be equal to that of a common unit. If they are not equal, we, and therefore our shareholders, will receive less value than would be received by an owner of common units.

Further, the tax indemnity provided to us by Kinder Morgan, Inc. only indemnifies us for our tax liabilities to the extent we have not received sufficient cash in the transaction generating the tax liability to pay the associated tax. Prior to any liquidation of Kinder Morgan Energy Partners, we do not expect to receive cash in a taxable transaction. If a liquidation of Kinder Morgan Energy Partners occurs, however, we likely would receive cash which would need to be used at least in part to pay taxes. As a result, our residual value and the value of our shares likely will be less than the value of the common units upon the liquidation of Kinder Morgan Energy Partners.

Our management and control of the business and affairs of Kinder Morgan Energy Partners and its operating partnerships could result in our being liable for obligations to third parties who transact business with Kinder Morgan Energy Partners and its operating partnerships and to whom we held ourselves out as a general partner. We also could be responsible for environmental costs and liabilities associated with Kinder Morgan Energy Partners’ assets in the event that it is not able to perform all of its obligations under environmental laws. Kinder Morgan Energy Partners may not be able to reimburse or indemnify us as a result of its insolvency or bankruptcy. The primary adverse impact of that insolvency or bankruptcy on us would be the decline in or elimination of the value of our i-units, which are our only significant assets. Assuming under these circumstances that we have some residual value in our i-units, a direct claim by creditors of Kinder Morgan Energy Partners against us could further reduce our net asset value and cause us also to declare bankruptcy. Another risk with respect to third party claims will occur, however, under the circumstances when Kinder Morgan Energy Partners is financially able to pay us, but for some other reason does not reimburse or indemnify us. For example, to the extent that Kinder Morgan Energy Partners fails to satisfy any environmental liabilities for which it is responsible, we could be held liable under environmental laws. For additional information, see the following risk factor.

If we are not fully indemnified by Kinder Morgan Energy Partners for all the liabilities we incur in performing our obligations under the delegation of control agreement, we could face material difficulties in paying those liabilities, and the net value of our assets could be adversely affected. Under the delegation of control agreement, we have been delegated

Item 1A. Risk Factors. (continued)	Kinder Morgan Management, LLC Form 10-K

management and control of the business and affairs of Kinder Morgan Energy Partners and its operating partnerships. There are circumstances under which we may not be indemnified by Kinder Morgan Energy Partners or Kinder Morgan G.P., Inc. for liabilities we incur in managing and controlling the business and affairs of Kinder Morgan Energy Partners. These circumstances include:

•	if we act in bad faith; and
•	if we breach laws like the federal securities laws, where indemnification may not be allowed.

If in the future we cease to manage and control the business and affairs of Kinder Morgan Energy Partners, we may be deemed to be an investment company for purposes of the Investment Company Act of 1940. In that event, we would either have to register as an investment company under the Investment Company Act, obtain exemptive relief from the Securities and Exchange Commission, or modify our organizational structure or our contract rights to fall outside the definition of an investment company. Registering as an investment company could, among other things, materially limit our ability to engage in transactions with our affiliates, including the purchase and sale of certain securities or other property to or from our affiliates, restrict our ability to borrow funds or engage in other transactions involving leverage, and require us to add directors who are independent of us or our affiliates.

Kinder Morgan Energy Partners may issue additional common or other units and we may issue additional shares, which would dilute the ownership interest of our shareholders. The issuance of additional common or other units by Kinder Morgan Energy Partners or shares by us other than in our quarterly distributions of shares may have the following effects:

•	the amount available for distributions on each share may decrease;
•	the relative voting power of each previously outstanding share may decrease; and
•	the market price of our shares may decline.

The market price of our shares on any given day generally is less than the market price of the common units of Kinder Morgan Energy Partners. Since our initial public offering, our shares generally have traded on the New York Stock Exchange at prices at a discount to, but in general proximity to, the prices of common units of Kinder Morgan Energy Partners. Thus, the market price of our shares on any given day generally is less than the market price of the common units of Kinder Morgan Energy Partners. The market price of our shares will depend, as does the market price of the common units of Kinder Morgan Energy Partners, on many factors, including our operation and management of Kinder Morgan Energy Partners, the future performance of Kinder Morgan Energy Partners, conditions in the energy transportation and storage industry, general market conditions, and conditions relating to businesses that are similar to that of Kinder Morgan Energy Partners.

Owners of our shares have limited voting rights and, therefore, have little or no opportunity to influence or change our management. Kinder Morgan G.P., Inc. owns all of our shares eligible to vote on the election of our directors and, therefore, is entitled to elect all of the members of our board of directors.

Our shares are subject to optional and mandatory purchase provisions which could result in our shareholders having to sell our shares at a time or price they do not like and could result in a taxable event to our shareholders. If either of the optional purchase rights are exercised by Kinder Morgan, Inc., or if there is a mandatory purchase event, our shareholders will be required to sell our shares at a time or price that may be undesirable, and could receive less than they paid for our shares. Any sale of our shares for cash, to Kinder Morgan, Inc. or otherwise, will be a taxable transaction to the owner of the shares sold. Accordingly, a gain or loss will be recognized on the sale equal to the difference between the cash received and the owner’s tax basis in the shares sold.

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

Kinder Morgan, Inc. may be unable to purchase shares upon the occurrence of the mandatory purchase events, resulting in a loss in value of our shares. The satisfaction of the obligation of Kinder Morgan, Inc. to purchase shares following a purchase event is dependent on Kinder Morgan, Inc.’s financial ability to meet its obligations. There is no requirement for Kinder Morgan, Inc. to secure its obligation or comply with financial covenants to ensure its performance of these obligations. If Kinder Morgan, Inc. is unable to meet its obligations upon the occurrence of a mandatory purchase event, shareholders may not receive cash for our shares.

Item 1A. Risk Factors. (continued)	Kinder Morgan Management, LLC Form 10-K

There is a potential for change of control if Kinder Morgan, Inc. defaults on debt. Kinder Morgan, Inc. owns all of the outstanding common equity of the general partner of Kinder Morgan Energy Partners. If Kinder Morgan, Inc. defaults on its debt, in exercising their rights as lenders, Kinder Morgan, Inc.’s lenders could acquire control of the general partner of Kinder Morgan Energy Partners or otherwise influence the general partner of Kinder Morgan Energy Partners through control of Kinder Morgan, Inc.

The interests of Kinder Morgan, Inc. may differ from our interests, the interests of our shareholders and the interests of unitholders of Kinder Morgan Energy Partners. Kinder Morgan, Inc. owns all of the outstanding common equity of the general partner of Kinder Morgan Energy Partners and elects all of its directors. The general partner of Kinder Morgan Energy Partners owns all of our voting shares and elects all of our directors. Furthermore, some of our directors and officers are also directors and officers of Kinder Morgan, Inc. and the general partner of Kinder Morgan Energy Partners and have fiduciary duties to manage the businesses of Kinder Morgan, Inc. and Kinder Morgan Energy Partners in a manner that may not be in the best interest of our shareholders. Kinder Morgan, Inc. has a number of interests that differ from the interests of our shareholders and the interests of the unitholders. As a result, there is a risk that important business decisions will not be made in the best interest of our shareholders.

Our limited liability company agreement restricts or eliminates a number of the fiduciary duties that would otherwise be owed by our board of directors to our shareholders, and the partnership agreement of Kinder Morgan Energy Partners restricts or eliminates a number of the fiduciary duties that would otherwise be owed by the general partner to the unitholders. Modifications of state law standards of fiduciary duties may significantly limit the ability of our shareholders and the unitholders to successfully challenge the actions of our board of directors and the general partner of Kinder Morgan Energy Partners, respectively, in the event of a breach of their fiduciary duties. These state law standards include the duties of care and loyalty. The duty of loyalty, in the absence of a provision in the limited liability company agreement or the limited partnership agreement to the contrary, would generally prohibit our board of directors or the general partner of Kinder Morgan Energy Partners from taking any action or engaging in any transaction as to which it has a conflict of interest. Our limited liability company agreement and the limited partnership agreement of Kinder Morgan Energy Partners contain provisions that prohibit our shareholders and the limited partners, respectively, from advancing claims that otherwise might raise issues as to compliance with fiduciary duties or applicable law. For example, the limited partnership agreement of Kinder Morgan Energy Partners provides that the general partner of Kinder Morgan Energy Partners may take into account the interests of parties other than Kinder Morgan Energy Partners in resolving conflicts of interest. Further, it provides that in the absence of bad faith by the general partner of Kinder Morgan Energy Partners the resolution of a conflict by the general partner will not be a breach of any duty. The provisions relating to the general partner of Kinder Morgan Energy Partners apply equally to us as its delegate. Our limited liability company agreement provides that none of our directors or officers will be liable to us or any other person for any acts or omissions if they acted in good faith.

A person or group owning 20% or more of the aggregate number of issued and outstanding Kinder Morgan Energy Partners common units and our shares, other than Kinder Morgan, Inc. and its affiliates, may not vote common units or shares; as a result, you are less likely to receive a premium for your shares in a hostile takeover. Any common units and shares owned by a person or group that owns 20% or more of the aggregate number of issued and outstanding common units and shares cannot be voted. This limitation does not apply to Kinder Morgan, Inc. and its affiliates. This provision may:

•	discourage a person or group from attempting to take over control of us or Kinder Morgan Energy Partners; and
•	reduce the prices at which the common units and our shares will trade under certain circumstances.

For example, a third party will probably not attempt to remove the general partner of Kinder Morgan Energy Partners and take over our management of Kinder Morgan Energy Partners by making a tender offer for the common units at a price above their trading market price.

Item 1B.	Unresolved Staff Comments.

None.

Item 3.	Legal Proceedings.

We are not a party to any litigation.

Item 4.	Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of our shareholders during the fourth quarter of 2009.

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

	Market Price Per Share
	2009		2008
	Low	High	Low	High
Quarter Ended
March 31	$35.33	$44.97	$47.21	$56.23
June 30	$39.77	$46.67	$51.02	$57.32
September 30	$43.56	$48.29	$46.45	$56.62
December 31	$46.10	$55.00	$34.01	$50.80

There were approximately 62,000 holders of our listed shares as of January 29, 2010, which includes individual participants in security position listings.

Under the terms of our limited liability company agreement, except in connection with our liquidation, we do not pay distributions on our shares in cash but instead make distributions on our shares in additional shares or fractions of shares. At the same time Kinder Morgan Energy Partners makes a distribution on its common units and i-units, we distribute on each of our shares that fraction of a share determined by dividing the amount of the cash distribution to be made by Kinder Morgan Energy Partners on each common unit by the average market price of a share determined for the ten-trading day period ending on the trading day immediately prior to the ex-dividend date for our shares.

	Share Distributions
	Shares Distributed Per Outstanding Share		Equivalent Distribution Value Per Share(a)		Total Number of Additional Shares Distributed
	2009	2008	2009	2008	2009	2008
Quarter Ended
March 31	0.025342	0.017716	$1.05	$0.96	2,025,208	1,305,429
June 30	0.022146	0.018124	$1.05	$0.99	1,814,650	1,359,153
September 30	0.021292	0.021570	$1.05	$1.02	1,783,310	1,646,891
December 31	0.018430	0.024580	$1.05	$1.05	1,576,470	1,917,189
__________
(a)
This is the cash distribution paid or payable to each common unit of Kinder Morgan Energy Partners for the quarter indicated and is used to calculate our distribution of shares as discussed above. Because of this calculation, the market value of the shares distributed on the date of distribution may be less or more than the cash distribution per common unit of Kinder Morgan Energy Partners.

There were no sales of unregistered equity securities during the periods covered by this report. We did not repurchase any shares during the fourth quarter of 2009.

For information regarding our equity compensation plans, please refer to Item 12, included elsewhere herein.

Kinder Morgan Management, LLC Form 10-K

Item 6.	Selected Financial Data.

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY

	Post- Acquisition Basis (a)			Pre-Acquisition Basis (a)
	Year Ended December 31,		Seven Months Ended December 31,	Five Months Ended May 31,	Year Ended December 31,
	2009	2008	2007	2007	2006	2005
	(In millions except per share amounts)			(In millions except per share amounts)
Equity in earnings (loss) of Kinder Morgan Energy Partners.	$90.6	$142.2	$65.4	$(64.6)	$131.1	$88.4
Provision (benefit) for income taxes	31.6	59.0	15.0	(23.3)	47.0	32.1
Net income (loss)	$59.0	$83.2	$50.4	$(41.3)	$84.1	$56.3
Earnings (loss) per share, basic and diluted	$0.72	$1.11	$0.71	$(0.65)	$1.40	$1.00
Number of shares used in computing basic and diluted earnings per share	81.9	75.1	71.1	63.7	60.1	56.1
Equivalent distribution value per share(b)	$4.20	$4.02	$2.65	$0.83	$3.26	$3.13
Total number of additional shares distributed	7.2	6.2	3.6	1.0	4.4	3.8
Total assets at end of period	$2,534.7	$2,462.1	$2,213.8	$1,944.5	$1,707.9	$1,583.7
__________
(a)
On May 30, 2007, Kinder Morgan, Inc. (formerly Knight Inc.) completed a merger transaction under which investors including Richard D. Kinder, Kinder Morgan, Inc.’s Chairman and Chief Executive Officer, acquired all of the outstanding shares of that company, referred to as the “Going Private transaction.” The purchase price of Kinder Morgan, Inc. has been “pushed-down” and allocated to the assets and liabilities of its subsidiary companies, including us. Accordingly, our post-acquisition selected financial data shown above for the years ended December 31, 2009 and 2008, and the seven months ended December 31, 2007 reflect a new basis of accounting. The selected financial data for the periods ended May 31, 2007, December 31, 2006 and December 31, 2005 reflect the operations of the Company prior to the acquisition. Hence, there is a blackline division on the selected financial data shown above, which is intended to signify that the amounts shown for periods prior to and subsequent to the acquisition are not comparable.

(b)
This is the amount of cash distributions payable to each common unit of Kinder Morgan Energy Partners for each period shown. Under the terms of our limited liability company agreement, except in connection with our liquidation, we do not pay distributions on our shares in cash but we make distributions on our shares in additional shares or fractions of shares. At the same time Kinder Morgan Energy Partners makes a distribution on its common units and i-units, we distribute on each of our shares that fraction of a share determined by dividing the amount of the cash distribution to be made by Kinder Morgan Energy Partners on each common unit by the average market price of a share determined for a ten-trading day period ending on the trading day immediately prior to the ex-dividend date for our shares. Because of this calculation, the market value of the shares distributed on the date of distribution may be less or more than the cash distribution per common unit of Kinder Morgan Energy Partners.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

We are a limited liability company, formed in Delaware in February 2001, which has elected to be treated as a corporation for United States federal income tax purposes. Our shares trade on the New York Stock Exchange under the symbol “KMR.” Our voting shares are owned by Kinder Morgan G.P., Inc., of which Kinder Morgan, Inc. (formerly Knight Inc.) owns all the outstanding common equity. Kinder Morgan G.P., Inc. is the general partner of Kinder Morgan Energy Partners, L.P. (“Kinder Morgan Energy Partners”). Kinder Morgan G.P., Inc. has delegated to us, to the fullest extent permitted under Delaware law and the Kinder Morgan Energy Partners partnership agreement, all of its rights and powers to manage and control the business and affairs of Kinder Morgan Energy Partners and its subsidiary operating limited partnerships and their subsidiaries, subject to Kinder Morgan G.P., Inc.’s right to approve specified actions.

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

On May 30, 2007, Kinder Morgan, Inc. merged with a wholly owned subsidiary of Kinder Morgan Holdco LLC (formerly Knight Holdco LLC), with Kinder Morgan, Inc. continuing as the surviving legal entity. The purchase price of Kinder Morgan, Inc. has been “pushed-down” and allocated to the assets and liabilities of its subsidiary companies, including us. As

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)	Kinder Morgan Management, LLC Form 10-K

a result of this transaction, we have adopted a new basis of accounting for our assets and liabilities. Therefore, in the accompanying financial information, transactions and balances prior to the closing of the Going Private transaction (the amounts labeled “Pre-Acquisition Basis”) reflect the historical basis of accounting for our assets and liabilities, while the amounts subsequent to the closing (the amounts labeled “Post-Acquisition Basis”) reflect the push-down of Kinder Morgan, Inc.’s new accounting basis to our financial statements.

For further information on Kinder Morgan, Inc.’s Going Private transaction and critical accounting policies, see Note 2 of the accompanying Notes to Consolidated Financial Statements.

Kinder Morgan Energy Partners is one of the largest publicly traded pipeline limited partnerships in the United States in terms of market capitalization, and is a leading pipeline transportation and energy storage company in North America. Kinder Morgan Energy Partners owns an interest in or operates approximately 28,000 miles of pipelines and approximately 180 terminals. Kinder Morgan Energy Partners’ pipelines transport natural gas, gasoline, crude oil, carbon dioxide and other products, and its terminals store petroleum products and chemicals and handle bulk materials like coal and petroleum coke. Kinder Morgan Energy Partners is also the leading provider of carbon dioxide for enhanced oil recovery projects in North America.

We are a limited partner in Kinder Morgan Energy Partners and manage and control its business and affairs pursuant to a delegation of control agreement. Our success is dependent upon our operation and management of Kinder Morgan Energy Partners, and its resulting performance. Therefore, we have included Kinder Morgan Energy Partners’ Annual Report on Form 10-K for the year ended December 31, 2009 in this filing as Exhibit 99.1. The following discussion should be read in conjunction with the accompanying financial statements and related notes and the financial statements of Kinder Morgan Energy Partners, which is included in this filing as Exhibit 99.1 and incorporate such Form 10-K herein by reference.

Business

Kinder Morgan G.P., Inc. has delegated to us, to the fullest extent permitted under Delaware law and Kinder Morgan Energy Partners’ limited partnership agreement, all of its rights and powers to manage and control the business and affairs of Kinder Morgan Energy Partners subject to Kinder Morgan G.P., Inc.’s right to approve specified actions.

Results of Operations

Our results of operations consist of the offsetting expenses and receipts associated with our managing and controlling the business and affairs of Kinder Morgan Energy Partners and our equity in the earnings of Kinder Morgan Energy Partners attributable to the i-units we own. At December 31, 2009, through our ownership of i-units, we owned approximately 28.8% of all of Kinder Morgan Energy Partners’ outstanding limited partner interests. We use the equity method of accounting for our investment in Kinder Morgan Energy Partners and record earnings as described below. Our percentage ownership in Kinder Morgan Energy Partners changes over time upon the distribution of additional i-units to us or upon issuances of additional common units or other equity securities by Kinder Morgan Energy Partners.

Our net income (loss) for the years ended December 31, 2009 and 2008, seven months ended December 31, 2007 and five months ended May 31, 2007 was $59.0 million, $83.2 million, $50.4 million, and ($41.3) million, respectively. Our earnings, as reported in the accompanying Consolidated Statements of Income, represent equity in earnings of Kinder Morgan Energy Partners, attributable to the i-units we own, reduced by a deferred income tax provision and adjusted for the push down effect of Kinder Morgan, Inc.’s purchase of us and Kinder Morgan Energy Partners. The deferred income tax provision is calculated based on the book/tax basis difference created by our recognition, under accounting principles generally accepted in the United States of America, of our share of the earnings of Kinder Morgan Energy Partners. Our earnings per share (both basic and diluted) is our net income divided by our weighted-average number of outstanding shares during each period presented. There are no securities outstanding that may be converted into or exercised for our shares.

Notwithstanding the consolidation of Kinder Morgan Energy Partners and its subsidiaries into Kinder Morgan, Inc.’s financial statements, Kinder Morgan, Inc. is not liable for, and its assets are not available to satisfy, the obligations of Kinder Morgan Energy Partners and/or its subsidiaries and vice versa. Responsibility for payments of obligations reflected in Kinder Morgan, Inc.’s or Kinder Morgan Energy Partners’ financial statements is a legal determination based on the entity that incurs the liability.

Kinder Morgan Energy Partners’ acquisitions from Kinder Morgan, Inc. of Trans Mountain pipeline system in April 2007, the one-third interest in the Express pipeline system (“Express”) and the full interest of the net assets of the Jet Fuel pipeline system (“Jet Fuel”) in August 2008 were accounted for as transfers of net assets between entities under common control. The carrying amounts of net assets recognized in the balance sheets of each combining entity were carried forward to the balance sheet of the combined entity, and no other assets or liabilities were recognized as a result of the combination (that is, no recognition was made for a purchase premium or discount representing any difference between the cash consideration and the book value of the net assets acquired). Trans Mountain (included in the Kinder Morgan Canada segment) has been

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)	Kinder Morgan Management, LLC Form 10-K

incorporated into Kinder Morgan Energy Partners’ financial statements beginning January 1, 2006, the date of common control. Kinder Morgan, Inc. recorded charges of $377.1 million in 2007 related to the impairment of Trans Mountain goodwill. This amount is included in Kinder Morgan Canada’s 2007 net loss of $293.6 million. Due to the immaterial impact of Express and Jet Fuel operations and earnings, Kinder Morgan Energy Partners and we have only included these operations and earnings in our financial statements effective as of August 28, 2008.

Following is summarized income statement information and segment earnings contribution by business segment for Kinder Morgan Energy Partners. Additional information on Kinder Morgan Energy Partners’ results of operation and financial position are contained in its Annual Report on Form 10-K for the year ended December 31, 2009, included in this filing as Exhibit 99.1 and incorporated herein by reference (in millions).

Kinder Morgan Energy Partners

	Year Ended December 31,
	2009	2008	2007
Segment earnings contribution
Product Pipelines	$584.5	$546.2	$569.6
Natural Gas Pipelines	789.6	760.6	600.2
CO2	782.9	759.9	537.0
Terminals	599.0	523.8	416.0
Kinder Morgan Canada	154.5	141.2	(293.6)
Total segment earnings	2,910.5	2,731.7	1,829.2
Depreciation, depletion and amortization expenses	(850.8)	(702.7)	(547.0)
Amortization of excess cost of investments	(5.8)	(5.7)	(5.8)
General administrative expenses	(330.3)	(297.9)	(278.7)
Interest and other non-operating expenses (a)(b)	(439.8)	(406.9)	(400.4)
Net income	1,283.8	1,318.5	597.3
Net income attributable to noncontrolling interests (b)	(16.3)	(13.7)	(7.0)
Net income attributable to Kinder Morgan Energy Partners	$1,267.5	$1,304.8	$590.3

General Partner’s interest in net income	$935.8	$805.8	$611.6

Limited Partners’ interest in net income	$331.7	$499.0	$(21.3)
____________
(a)	Includes unallocated interest income and income tax expense and interest and debt expense.
(b)	2008 and 2007 restated for certain provisions concerning the accounting and reporting for noncontrolling interests, see Note 2 of the accompanying Notes to Consolidated Financial Statements.

Income Taxes

We are a limited liability company that has elected to be treated as a corporation for financial and tax reporting purposes. Our entire income tax provision (benefit) consists of deferred income tax, and deferred income tax assets and liabilities are recognized for temporary differences between the basis of our assets and liabilities. Under our new basis of accounting, we have excluded nondeductible goodwill associated with our investment in Kinder Morgan Energy Partners. Prior to the Going Private transaction we recognized temporary differences between the basis of our assets and liabilities for financial and tax reporting purposes including nondeductible goodwill associated with our investment in Kinder Morgan Energy Partners. Changes in tax legislation are included in the relevant computations in the period in which such changes are effective.

We are a party to a tax indemnification agreement with Kinder Morgan, Inc. Pursuant to this tax indemnification agreement, Kinder Morgan, Inc. agreed to indemnify us for any tax liability attributable to our formation or our management and control of the business and affairs of Kinder Morgan Energy Partners and for any taxes arising out of a transaction involving the i-units we own to the extent the transaction does not generate sufficient cash to pay our taxes with respect to such transaction.

The $27.4 million decrease in tax expense to $31.6 million for 2009 as compared to $59.0 million for 2008 is primarily due to a $51.6 million decrease in pretax income and the 2008 income tax expense associated with $7.7 million of out of period adjustments attributable to the nondeductible goodwill associated with our investment in Kinder Morgan Energy Partners.

The seven months ended December 31, 2007 provision for income taxes of $15.0 million consists of $23.1 million of federal income tax expense and $0.5 million of state income taxes. These income tax expenses were offset by a tax benefit of $8.6 million attributable to the nondeductible goodwill associated with our investment in Kinder Morgan Energy Partners.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)	Kinder Morgan Management, LLC Form 10-K

The five months ended May 31, 2007 benefit for income taxes of $23.3 million consists of $22.6 million of federal income tax benefit and $0.7 million of state income tax benefit.

See Notes 6 and 7 of the accompanying Notes to Consolidated Financial Statements for additional information on income taxes and the out of period adjustments, respectively.

Liquidity and Capital Resources

Our authorized capital structure consists of two classes of interests: (1) our listed shares and (2) our voting shares, collectively referred to in this document as our “shares.” Additional classes of interests may be approved by our board and holders of a majority of our shares, excluding shares held by Kinder Morgan, Inc. and its affiliates. Our only off-balance sheet arrangement is our equity investment in Kinder Morgan Energy Partners.

The number of our shares outstanding will at all times equal the number of i-units of Kinder Morgan Energy Partners, all of which we own. Under the terms of our limited liability company agreement, except in connection with our liquidation, we do not pay distributions on our shares in cash but we make distributions on our shares in additional shares or fractions of shares. At the same time Kinder Morgan Energy Partners makes a distribution on its common units and i-units, we distribute on each of our shares that fraction of a share determined by dividing the amount of the cash distribution to be made by Kinder Morgan Energy Partners on each common unit by the average market price of a share determined for a ten-trading day period ending on the trading day immediately prior to the ex-dividend date for our shares. We have paid share distributions totaling 7,540,357, 5,565,424, 2,402,439 and 2,028,367 shares in the years ended December 31, 2009 and 2008, seven months ended December 31, 2007 and five months ended May 31, 2007, respectively. On February 12, 2010, we paid a share distribution of 0.018430 shares per outstanding share (1,576,470 total shares) to shareholders of record as of January 29, 2010, based on the $1.05 per common unit distribution declared by Kinder Morgan Energy Partners.

On May 15, 2007, we issued 5.7 million listed shares in a public offering at a price of $52.26 per share. We used the net proceeds of $297.9 million from the sale to purchase 5.7 million i-units from Kinder Morgan Energy Partners.

Kinder Morgan Energy Partners’ partnership agreement requires that it distribute 100% of available cash, as defined in the partnership agreement, to its partners within 45 days following the end of each calendar quarter in accordance with their respective percentage interests. Available cash consists generally of all of Kinder Morgan Energy Partners’ cash receipts, including cash received by its operating partnerships and net reductions in reserves, less cash disbursements and net additions to reserves and amounts payable to the former general partner of SFPP, L.P. in respect of its remaining 0.5% interest in SFPP, L.P.

Kinder Morgan Energy Partners’ general partner is granted discretion by the partnership agreement, which discretion has been delegated to us, subject to the approval of the general partner in certain cases, to establish, maintain and adjust reserves for the proper conduct of its business, which might include reserves for matters such as future operating expenses, debt service, maintenance capital expenditures and rate refunds and for distributions for the next four quarters. These reserves are not restricted by magnitude, but only by type of future cash requirements with which they can be associated. When we determine Kinder Morgan Energy Partners’ quarterly distributions, we consider current and expected reserve needs along with current and expected cash flows to identify the appropriate sustainable distribution level.

The general partner and owners of Kinder Morgan Energy Partners’ common units and Class B units receive distributions in cash, while we, the sole owner of Kinder Morgan Energy Partners’ i-units, receive distributions in additional i-units. For each outstanding i-unit, a fraction of an i-unit will be issued. The fraction is calculated by dividing the amount of cash being distributed per Kinder Morgan Energy Partners common unit by the average closing price of our shares over the ten consecutive trading days preceding the date on which the shares begin to trade ex-dividend under the rules of the New York Stock Exchange. The cash equivalent of distributions of i-units is treated as if it had actually been distributed for purposes of determining the distributions to the general partner, although Kinder Morgan Energy Partners does not distribute cash to i-unit owners but retains the cash for use in its business.

Pursuant to Kinder Morgan Energy Partners’ partnership agreement, distributions to its unitholders are characterized either as distributions of cash from operations or as distributions of cash from interim capital transactions.  This distinction affects the distributions to its owners of common units, Class B units and i-units relative to the distributions to its general partner.

Cash from Operations.  Cash from operations generally refers to Kinder Morgan Energy Partners’ cash balance on the date it commenced operations, plus all cash generated by the operation of its business, after deducting related cash expenditures, net additions to or reductions in reserves, debt service and various other items.

Cash from Interim Capital Transactions.  Cash from interim capital transactions will generally result only from Kinder Morgan Energy Partners’ distributions that are funded from borrowings, sales of debt and equity securities and sales or other

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)	Kinder Morgan Management, LLC Form 10-K

dispositions of its assets for cash, other than inventory, accounts receivable and other current assets and assets disposed of in the ordinary course of its business.

Rule for Characterizing Distributions.  All available cash distributed by Kinder Morgan Energy Partners from any source will be treated as distributions of cash from operations until the sum of all available cash distributed equals the cumulative amount of cash from operations actually generated from the date it commenced operations through the end of the calendar quarter prior to that distribution.  Any distribution of available cash which, when added to the sum of all prior distributions, is in excess of the cumulative amount of cash from operations, will be considered a distribution of cash from interim capital transactions until the initial common unit price is fully recovered as described under “—Allocation of Distributions from Interim Capital Transactions.”  For purposes of calculating the sum of all distributions of available cash, the total equivalent cash amount of all distributions of i-units to us, as the holder of all i-units, will be treated as distributions of available cash, even though the distributions to us are made in additional i-units rather than cash.  Kinder Morgan Energy Partners retains this cash and uses it in its business.  To date, all of Kinder Morgan Energy Partners’ cash distributions have been treated as distributions of cash from operations.

Allocation of Distributions from Operations.  Kinder Morgan Energy Partners will distribute cash from operations for each quarter effectively as follows:

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

Incentive distributions are generally defined as all cash distributions paid to the general partner that are in excess of 2% of the aggregate value of cash and i-units being distributed. The general partner’s incentive distribution for the distributions that Kinder Morgan Energy Partners declared for 2009 was $932.3 million. The general partner’s incentive distribution that Kinder Morgan Energy Partners paid during 2009 to the general partner (for the fourth quarter of 2008 and the first nine months of 2009) was $906.5 million. The difference between declared and paid distributions is due to the fact that distributions for the fourth quarter of each year are declared and paid in the first quarter of the following year.

Allocation of Distributions from Interim Capital Transactions.  Any distribution by Kinder Morgan Energy Partners of available cash that would constitute cash from interim capital transactions would be distributed effectively as follows:

•	98% to all owners of common units and Class B units pro rata in cash and to us in equivalent i-units; and

•
2% to the general partner, until Kinder Morgan Energy Partners has distributed cash from this source in respect of a common unit outstanding since its original public offering in an aggregate amount per unit equal to the initial common unit price of $5.75, as adjusted for splits.

As cash from interim capital transactions is distributed, it would be treated as if it were a repayment of the initial public offering price of the common units.  To reflect that repayment, the first three distribution levels of cash from operations would be adjusted downward proportionately by multiplying each distribution level amount by a fraction, the numerator of which is the unrecovered initial common unit price immediately after giving effect to that distribution and the denominator of which is the unrecovered initial common unit price immediately prior to giving effect to that distribution.  For example, assuming the unrecovered initial common unit price is $5.75 per common unit and if cash from the first interim capital transaction of $2.375 per unit was distributed to owners of common units, then the amount of the first three distribution levels would each be reduced to 50% of its then current level.  The unrecovered initial common unit price generally is the amount by which the initial common unit price exceeds the aggregate distribution of cash from interim capital transactions per common unit.

When the initial common unit price is fully recovered, then each of the first three distribution levels will have been reduced to zero. Thereafter all distributions of available cash from all sources will be treated as if they were cash from operations and available cash will be distributed 50% to all classes of units pro rata with the distribution to i-units being made instead in the form of i-units and 50% to the general partner.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)	Kinder Morgan Management, LLC Form 10-K

We expect that our expenditures associated with managing and controlling the business and affairs of Kinder Morgan Energy Partners and the reimbursement for these expenditures received by us from Kinder Morgan Energy Partners will continue to be equal. As stated above, the distributions we expect to receive on the i-units we own will be in the form of additional i-units. Therefore, we expect neither to generate nor to require significant amounts of cash in ongoing operations. We currently have no debt and have no plans to incur any debt. Any cash received from the sale of additional shares will immediately be used to purchase additional i-units. Accordingly, we do not anticipate any other sources or needs for additional liquidity.

Recent Accounting Pronouncements

Refer to Note 8 of the accompanying Notes to Consolidated Financial Statements for information regarding recent accounting pronouncements.

Information Regarding Forward-looking Statements

This filing includes forward-looking statements. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. They use words such as “anticipate,” “believe,” “intend,” “plan,” “projection,” “forecast,” “strategy,” “position,” “continue,” “estimate,” “expect,” “may,” or the negative of those terms or other variations of them or comparable terminology. In particular, statements, express or implied, concerning future actions, conditions or events, future operating results or the ability to generate sales, income or cash flow or to pay dividends or make distributions are forward-looking statements. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Future actions, conditions or events and future results of our operations and those of Kinder Morgan Energy Partners may differ materially from those expressed in these forward-looking statements. Please see “Information Regarding Forward-Looking Statements” for Kinder Morgan Energy Partners included in Exhibit 99.1 of this filing and incorporated herein by reference. Many of the factors that will determine these results are beyond our ability to control or predict. Specific factors that could cause actual results to differ from those in the forward-looking statements include:

•	price trends and overall demand for natural gas liquids, refined petroleum products, oil, carbon dioxide, natural gas, electricity, coal, steel and other bulk materials and chemicals in North America;
•	economic activity, weather, alternative energy sources, conservation and technological advances that may affect price trends and demand;
•
changes in tariff rates charged by Kinder Morgan Energy Partners’ pipeline subsidiaries implemented by the Federal Energy Regulatory Commission, other regulatory agency or the California Public Utilities Commission;

•	Kinder Morgan Energy Partners’ ability to acquire new businesses and assets and integrate those operations into its existing operations, as well as the ability to expand its facilities;
•	difficulties or delays experienced by railroads, barges, trucks, ships or pipelines in delivering products to or from Kinder Morgan Energy Partners’ terminals or pipelines;
•	Kinder Morgan Energy Partners’ ability to successfully identify and close acquisitions and make cost-saving changes in operations;
•
shut-downs or cutbacks at major refineries, petrochemical or chemical plants, ports, utilities, military bases or other businesses that use Kinder Morgan Energy Partners’ services or provide services or products to it;

•
changes in crude oil and natural gas production from exploration and production areas that Kinder Morgan Energy Partners serves, such as the Permian Basin area of West Texas, the U.S. Rocky Mountains and the Alberta, Canada oil sands;

•
changes in laws or regulations, third-party relations and approvals and decisions of courts, regulators and governmental bodies that may adversely affect Kinder Morgan Energy Partners’ business or its ability to compete;

•
changes in accounting pronouncements that impact the measurement of Kinder Morgan Energy Partners’ or our results of operations, the timing of when such measurements are to be made and recorded, and the disclosures surrounding these activities;

•
our ability to offer and sell equity securities, and Kinder Morgan Energy Partners’ ability to offer and sell equity securities and debt securities or obtain debt financing in sufficient amounts to implement that portion of Kinder Morgan Energy Partners’ business plan that contemplates growth through acquisitions of operating businesses and assets and expansions of its facilities;

•
Kinder Morgan Energy Partners’ indebtedness, which could make it vulnerable to general adverse economic and industry conditions, limit its ability to borrow additional funds and/or place it at competitive disadvantages compared to its competitors that have less debt or have other adverse consequences;

•	interruptions of electric power supply to Kinder Morgan Energy Partners’ facilities due to natural disasters, power shortages, strikes, riots, terrorism, war or other causes;
•	our or Kinder Morgan Energy Partners’ ability to obtain insurance coverage without significant levels of self-retention of risk;

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)	Kinder Morgan Management, LLC Form 10-K

•	acts of nature, sabotage, terrorism or other similar acts causing damage greater than Kinder Morgan Energy Partners’ insurance coverage limits;
•	capital and credit markets conditions, inflation and interest rates;
•	the political and economic stability of the oil producing nations of the world;
•	national, international, regional and local economic, competitive and regulatory conditions and developments;
•	Kinder Morgan Energy Partners’ ability to achieve cost savings and revenue growth;
•	foreign exchange fluctuations;
•	the timing and extent of changes in commodity prices for oil, natural gas, electricity and certain agricultural products;
•
the extent of Kinder Morgan Energy Partners’ success in discovering, developing and producing oil and gas reserves, including the risks inherent in exploration and development drilling, well completion and other development activities;

•	engineering and mechanical or technological difficulties that Kinder Morgan Energy Partners may experience with operational equipment, in well completions and workovers, and in drilling new wells;
•	the uncertainty inherent in estimating future oil and natural gas production or reserves that Kinder Morgan Energy Partners may experience;
•	the ability of Kinder Morgan Energy Partners to complete expansion projects on time and on budget;
•	the timing and success of Kinder Morgan Energy Partners’ business development efforts; and
•
unfavorable results of litigation and the fruition of contingencies referred to in Kinder Morgan Energy Partners’ Annual Report on Form 10-K for the year ended December 31, 2009, included in this filing as Exhibit 99.1 and incorporated herein by reference.

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

See Item 1A “Risk Factors” for a more detailed description of these and other factors that may affect the forward-looking statements. When considering forward-looking statements, one should keep in mind the risk factors described in Item A “Risk Factors.” The risk factors could cause our actual results to differ materially from those contained in any forward-looking statement. We disclaim any obligation, other than as required by applicable law, to update the above list or to announce publicly the result of any revisions to any of the forward-looking statements to reflect future events or developments.

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

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of comprehensive income, of shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of Kinder Morgan Management, LLC and its subsidiary (the “Company”) at December 31, 2009 and 2008, and the results of their operations and their cash flows for the years ended December 31, 2009 and 2008 and the period from June 1, 2007 to December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting (not presented herein) appearing under Item 9A of the Company’s 2009 Annual Report on Form 10-K.  Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP
Houston, Texas
February 25, 2010

Item 8. Financial Statements and Supplementary Data. (continued)	Kinder Morgan Management, LLC Form 10-K

Report of Independent Registered Public Accounting Firm

To the Board of Directors
and Shareholders of Kinder Morgan Management, LLC:

In our opinion, the accompanying consolidated statements of income, of comprehensive income, of shareholders' equity and of cash flows present fairly, in all material respects, the results of the operations and cash flows for the period from January 1, 2007 to May 31, 2007 of Kinder Morgan Management, LLC and its subsidiary (the “Company”) in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.  We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Houston, Texas
March 2, 2009, except with respect to the change in the Company’s accounting for noncontrolling interests as discussed in Note 8 (to the financial statements in the Company's Current Report on Form 8-K filed on September 18, 2009 which is not presented herein), as to which the date is September 18, 2009.

Item 8. Financial Statements and Supplementary Data. (continued)	Kinder Morgan Management, LLC Form 10-K

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

	Post-Acquisition Basis			Pre-Acquisition Basis
	Year Ended December 31,		Seven Months Ended December 31,	Five Months Ended
	2009	2008	2007	May 31, 2007
	(In millions)			(In millions)
Equity in earnings (loss) of Kinder Morgan Energy Partners.	$90.6	$142.2	$65.4	$(64.6)
Income taxes	31.6	59.0	15.0	(23.3)

Net Income (Loss)	$59.0	$83.2	$50.4	$(41.3)

Earnings (loss) per share, basic and diluted	$0.72	$1.11	$0.71	$(0.65)

Number of shares used in computing basic and diluted earnings per share	81.9	75.1	71.1	63.7

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Post-Acquisition Basis			Pre-Acquisition Basis
	Year Ended December 31,		Seven Months Ended December 31,	Five Months Ended
	2009	2008	2007	May 31, 2007
	(In millions)			(In millions)
Net Income (Loss)	$59.0	$83.2	$50.4	$(41.3)
Other comprehensive income (loss), net of tax:
Change in fair value of derivatives utilized for hedging purposes (net of tax benefit (expense) of $30.9, $(37.6), $45.6 and $6.6, respectively)	(55.3)	66.4	(80.7)	(5.8)
Reclassification of change in fair value of derivatives to net income (net of tax expense of $6.5, $38.0, $13.9 and $7.4, respectively)	11.6	67.0	24.5	6.5
Change in foreign currency translation adjustment (net of tax benefit (expense) of $(17.0), $19.0, $(2.3) and $(2.5), respectively)	30.4	(33.6)	4.1	2.2
Minimum pension liability adjustments, other postretirement benefit plan transition obligations, pension and other postretirement benefit plan actuarial gains/losses, and reclassification of pension and other postretirement benefit plan actuarial gains/losses, prior service costs/credits and transition obligations to net income, net of tax benefit (expense) of $0.2, $(0.2) and $0.2, respectively	(0.3)	0.4	(0.3)	-
Total Other Comprehensive Income (Loss)	(13.6)	100.2	(52.4)	2.9

Comprehensive Income (Loss)	$45.4	$183.4	$(2.0)	$(38.4)

The accompanying notes are an integral part of these consolidated financial statements.

Item 8. Financial Statements and Supplementary Data. (continued)	Kinder Morgan Management, LLC Form 10-K

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(In millions)
ASSETS

Current Assets
Accounts receivable – related party	$9.9	$7.2
Other current assets	1.3	0.8
Total Current Assets	11.2	8.0

Investment in Kinder Morgan Energy Partners.	2,523.5	2,454.1

Total Assets	$2,534.7	$2,462.1

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$2.6	$1.3
Accrued other current liabilities	8.5	6.6
Total Current Liabilities	11.1	7.9

Deferred income taxes	146.1	122.1

Shareholders’ Equity
Voting shares - unlimited authorized; 2 voting shares issued and outstanding	0.1	0.1
Listed Shares - unlimited authorized; 85,538,261 and 77,997,904 listed shares issued and outstanding, respectively	2,966.0	2,630.1
Retained deficit	(549.3)	(272.4)
Accumulated other comprehensive loss	(39.3)	(25.7)
Total Shareholders’ Equity	2,377.5	2,332.1

Total Liabilities and Shareholders’ Equity	$2,534.7	$2,462.1

The accompanying notes are an integral part of these consolidated financial statements.

Item 8. Financial Statements and Supplementary Data. (continued)	Kinder Morgan Management, LLC Form 10-K

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash and Cash Equivalents

	Post-Acquisition Basis			Pre-Acquisition Basis
	Year Ended December 31,		Seven Months Ended December 31,	Five Months Ended
	2009	2008	2007	May 31, 2007
	(In millions)			(In millions)
Cash Flows From Operating activities
Net income (loss)	$59.0	$83.2	$50.4	$(41.3)
Adjustments to reconcile net income to net cash flows from operating activities
Deferred income taxes	31.6	59.0	15.0	(23.3)
Equity in (earnings) loss of Kinder Morgan Energy Partners.	(90.6)	(142.2)	(65.4)	64.6
Changes in components of working capital
Accounts receivable	(2.7)	21.4	(16.1)	2.2
Other current assets	(0.5)	1.5	1.0	0.7
Accounts payable	1.3	-	-	0.1
Accrued other current liabilities	1.9	(22.9)	15.1	(3.0)
Net Cash Flows Provided by Operating Activities	-	-	-	-

Cash Flows From Investing Activities
Purchase of i-units of Kinder Morgan Energy Partners	-	-	-	(297.9)
Net Cash Flows Used in Investing Activities	-	-	-	(297.9)

Cash Flows From Financing Activities
Shares issued	-	-	-	297.9
Net Cash Flows Provided by Financing Activities	-	-	-	297.9

Net Increase in Cash and Cash Equivalents	-	-	-	-
Cash and Cash Equivalents, beginning of period	-	-	-	-
Cash and Cash Equivalents, end of period	$-	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Item 8. Financial Statements and Supplementary Data. (continued)	Kinder Morgan Management, LLC Form 10-K

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Post-Acquisition Basis
	Year Ended December 31,
	2009		2008
	Shares	Amount	Shares	Amount
	(Dollars in millions)
Voting Shares
Beginning Balance	2	$0.1	2	$0.1
Ending Balance	2	0.1	2	0.1

Listed Shares
Beginning Balance	77,997,904	2,630.1	72,432,480	2,374.8
Share dividends	7,540,357	335.9	5,565,424	289.6
Purchase accounting adjustment	-	-	-	(34.3)
Ending Balance	85,538,261	2,966.0	77,997,904	2,630.1

Retained Deficit
Beginning Balance		(272.4)		(66.0)
Net income		59.0		83.2
Share dividends		(335.9)		(289.6)
Ending Balance		(549.3)		(272.4)

Accumulated other comprehensive loss (net of tax benefits)
Derivatives
Beginning Balance		3.7		(129.7)
Change in fair value of derivatives utilized for hedging purposes		(55.3)		66.4
Reclassification of change in fair value of derivatives to net income		11.6		67.0
Ending Balance		(40.0)		3.7
Foreign currency translation
Beginning Balance		(29.5)		4.1
Currency translation adjustment		30.4		(33.6)
Ending Balance		0.9		(29.5)
Employee benefit plans
Beginning Balance		0.1		(0.3)
Pension plan amortization/adjustments		(0.3)		0.4
Ending Balance		(0.2)		0.1
Total accumulated other comprehensive loss		(39.3)		(25.7)

Total Shareholders’ Equity	85,538,263	$2,377.5	77,997,906	$2,332.1

Item 8. Financial Statements and Supplementary Data. (continued)	Kinder Morgan Management, LLC Form 10-K

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (continued)

	Post-Acquisition Basis		Pre-Acquisition Basis
	Seven Months Ended December 31, 2007		Five Months Ended May 31,2007
	Shares	Amount	Shares	Amount
	(Dollars in millions)		(Dollars in millions)
Voting Shares
Beginning Balance	2	$0.1	2	$0.1
Ending Balance	2	0.1	2	0.1

Listed Shares
Beginning Balance	70,030,041	2,258.6	62,301,674	2,109.4
Listed shares issued	-	-	5,700,000	297.9
Share dividends	2,402,439	116.4	2,028,367	105.2
Share issuance costs	-	(0.2)	-	-
Ending Balance	72,432,480	2,374.8	70,030,041	2,512.5

Retained Deficit
Beginning Balance		-		(387.0)
Net income (loss)		50.4		(41.3)
Share dividends		(116.4)		(105.2)
Ending Balance		(66.0)		(533.5)

Accumulated other comprehensive loss (net of tax benefits)
Derivatives
Beginning Balance		(73.5)		(139.1)
Change in fair value of derivatives utilized for hedging purposes		(80.7)		(5.8)
Reclassification of change in fair value of derivatives to net income		24.5		6.5
Ending Balance		(129.7)		(138.4)
Foreign currency translation
Beginning Balance		-		(3.3)
Currency translation adjustment		4.1		2.2
Ending Balance		4.1		(1.1)
Employee retirement benefits
Beginning Balance		-		(0.3)
Adoption of pension plan accounting principle		(0.3)		-
Ending Balance		(0.3)		(0.3)
Total accumulated other comprehensive loss		(125.9)		(139.8)

Total Shareholders’ Equity	72,432,482	$2,183.0	70,030,043	$1,839.3

The accompanying notes are an integral part of these consolidated financial statements.

Item 8. Financial Statements and Supplementary Data. (continued)	Kinder Morgan Management, LLC Form 10-K

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      General

Kinder Morgan Management, LLC is a publicly traded Delaware limited liability company that was formed on February 14, 2001. Kinder Morgan G.P., Inc., of which Kinder Morgan, Inc. (formerly Knight Inc.) indirectly owns all of the outstanding common equity, is the general partner of Kinder Morgan Energy Partners, L.P. (“Kinder Morgan Energy Partners”) and owns all of our voting shares. Kinder Morgan G.P., Inc., pursuant to a delegation of control agreement among us, Kinder Morgan G.P., Inc. and Kinder Morgan Energy Partners, has delegated to us, to the fullest extent permitted under Delaware law and Kinder Morgan Energy Partners’ limited partnership agreement, all of its rights and powers to manage and control the business and affairs of Kinder Morgan Energy Partners, subject to the general partner’s right to approve specified actions. We are a limited partner in Kinder Morgan Energy Partners through our ownership of its i-units, and manage and control its business and affairs pursuant to the delegation of control agreement. Our success is dependent upon our operation and management of Kinder Morgan Energy Partners and its resulting performance; see Note 5. Unless the context requires otherwise, references to “we,” “us,” “our,” or the “Company” are intended to mean Kinder Morgan Management, LLC and its consolidated subsidiary, Kinder Morgan Services LLC.

2.      Significant Accounting Policies

Basis of Presentation

Our consolidated financial statements include the accounts of Kinder Morgan Management, LLC and its wholly owned subsidiary, Kinder Morgan Services LLC. All material intercompany transactions and balances have been eliminated.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could differ from these estimates. Effective September 30, 2009, the Financial Accounting Standards Boards’ Accounting Standards Codification became the single source of generally accepted accounting principles, and in this report, we refer to the Financial Accounting Standards Board as the FASB and the FASB Accounting Standards Codification as the Codification.

On May 30, 2007, Kinder Morgan, Inc. merged with a wholly owned subsidiary of Kinder Morgan Holdco LLC, with Kinder Morgan, Inc. continuing as the surviving legal entity and subsequently renamed Knight Inc. On July 15, 2009, the Company’s name was changed back to Kinder Morgan, Inc. Kinder Morgan Holdco LLC is a private company owned by Richard D. Kinder, our Chairman and Chief Executive Officer; our co-founder William V. Morgan; former Kinder Morgan, Inc. board members Fayez Sarofim and Michael C. Morgan; other members of its senior management, most of whom are also senior officers of Kinder Morgan G.P., Inc. and us; and affiliates of (i) Goldman Sachs Capital Partners, (ii) Highstar Capital, (iii) The Carlyle Group, and (iv) Riverstone Holdings LLC. This transaction is referred to in this report as the Going Private transaction. The acquisition was accounted for under the purchase method of accounting, as required by Codification topic 805, Business Combinations. The purchase price of Kinder Morgan, Inc. has been “pushed-down” and allocated to the assets and liabilities of its subsidiary companies, including us. As a result of this transaction, we have adopted a new basis of accounting for our assets and liabilities. Therefore, in the accompanying financial information, transactions and balances prior to the closing of the Going Private transaction (the amounts labeled “Pre-Acquisition Basis”) reflect the historical basis of accounting for our assets and liabilities, while the amounts subsequent to the closing (the amounts labeled “Post-Acquisition Basis”) reflect the push-down of Kinder Morgan, Inc.’s new accounting basis to our financial statements.

The purchase price of Kinder Morgan, Inc. was allocated to the assets it acquired and the liabilities it assumed based on their fair values. The push-down of this allocation of fair value to us caused a step-up in the recorded value of our investment in Kinder Morgan Energy Partners of approximately $224.1 million. The difference between the book value of our investment in Kinder Morgan Energy Partners (reflected within the caption “Investment in Kinder Morgan Energy Partners” in the accompanying Consolidated Balance Sheets) and our share of Kinder Morgan Energy Partners’ recognized net assets at book value (our ownership percentage in Kinder Morgan Energy Partners multiplied by the total partners’ capital on Kinder Morgan Energy Partners’ Consolidated Balance Sheets) consists of two pieces. First, an amount related to the difference between the recognized net assets at book value and the fair value of those net assets, and secondly, a premium in excess of the fair value of those underlying net assets referred to as equity method goodwill.

Notwithstanding the consolidation of Kinder Morgan Energy Partners and its subsidiaries into Kinder Morgan, Inc.’s financial statements, except as explicitly disclosed, Kinder Morgan, Inc. is not liable for, and its assets are not available to satisfy, the obligations of Kinder Morgan Energy Partners and/or its subsidiaries and vice versa.  Responsibility for settlements of obligations reflected in Kinder Morgan, Inc.’s or Kinder Morgan Energy Partners’ financial statements are a legal determination based on the entity that incurs the liability.

Item 8. Financial Statements and Supplementary Data. (continued)	Kinder Morgan Management, LLC Form 10-K

Cash Equivalents

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Accounting for Investment in Kinder Morgan Energy Partners

We use the equity method of accounting for our investment in Kinder Morgan Energy Partners, which investment is further described in Notes 3 and 4. Kinder Morgan Energy Partners is a publicly traded limited partnership and is traded on the New York Stock Exchange under the symbol “KMP.” We record, in the period in which it is earned, our share of the earnings of Kinder Morgan Energy Partners attributable to the i-units we own, which beginning June 1, 2007, includes an adjustment to reflect the impact of the push down of the purchase price of Kinder Morgan, Inc. on our equity investment in Kinder Morgan Energy Partners. We also record our proportionate share of Kinder Morgan Energy Partners’ accumulated other comprehensive income as an adjustment to our investment in Kinder Morgan Energy Partners. We receive distributions from Kinder Morgan Energy Partners in the form of additional i-units, which increase the number of i-units we own. We issue additional shares (or fractions thereof) of the Company to our existing shareholders in an amount equal to the additional i-units received from Kinder Morgan Energy Partners. At December 31, 2009, through our ownership of i-units, we owned approximately 28.8% of all of Kinder Morgan Energy Partners’ outstanding limited partner interests.

In addition, we perform impairment testing of the amount at which we carry the excess of cost over underlying fair value of net assets accounted for under the equity method when events or circumstances warrant such testing. The impairment test considers whether there is an inability to recover the carrying value of an investment that is other than temporary. As of December 31, 2009, we believed no such impairment had occurred on our investment in Kinder Morgan Energy Partners.

Accounting for Share Distributions

Our board of directors declares and we make additional share distributions at the same times that Kinder Morgan Energy Partners declares and makes distributions on the i-units to us, so that the number of i-units we own and the number of our shares outstanding remain equal. We account for the share distributions we make by charging retained earnings and crediting outstanding shares with amounts that equal the number of shares distributed multiplied by the closing price of the shares on the date the distribution is payable. As a result, we expect that our retained earnings will always be in a deficit position because (i) distributions per unit for Kinder Morgan Energy Partners (which serve to reduce our retained earnings) are based on “Available Cash” as defined by its partnership agreement, which amount generally exceeds the earnings per unit (which serve to increase our retained earnings) and (ii) the impact on our retained earnings attributable to our equity in the earnings of Kinder Morgan Energy Partners is recorded after a provision for income taxes.

Income Taxes

We are a limited liability company that has elected to be treated as a corporation for federal income tax purposes. Our entire income tax provision (benefit) consists of deferred income tax.  Deferred income tax assets and liabilities are recognized for temporary differences between the basis of our assets and liabilities for financial and tax reporting purposes.  Our deferred tax liabilities balance was $146.1 million and $122.1 million as of December 31, 2009 and 2008, respectively, as presented in the accompanying Consolidated Balance Sheets. Under our current basis of accounting, we have excluded nondeductible goodwill associated with our investment in Kinder Morgan Energy Partners. Prior to the Going Private transaction we recognized temporary differences between the basis of our assets and liabilities for financial reporting and tax purposes including nondeductible goodwill associated with our investment in Kinder Morgan Energy Partners. Changes in tax legislation are included in the relevant computations in the period in which such changes are effective. Currently, our only such temporary difference results from our investment in Kinder Morgan Energy Partners.

For more information on income taxes, see Note 6.

Earnings Per Share

Both basic and diluted earnings per share are computed based on the weighted-average number of shares outstanding during each period, adjusted for share splits. There are no securities outstanding that may be converted into or exercised for shares.

Noncontrolling Interests

On January 1, 2009, we and Kinder Morgan Energy Partners adopted certain provisions concerning the accounting and reporting for noncontrolling interests included within the “Consolidation” Topic of the Codification.  A noncontrolling interest, previously referred to as a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent.

Item 8. Financial Statements and Supplementary Data. (continued)	Kinder Morgan Management, LLC Form 10-K

Specifically, these provisions establish accounting and reporting standards that require (i) the ownership interests in subsidiaries held by parties other than the parent to be clearly identified, labeled, and presented in the consolidated balance sheet within equity, but separate from the parent’s equity and (ii) the equity amount of consolidated net income attributable to the parent and to the noncontrolling interests to be clearly identified and presented on the face of the consolidated statement of operations.  Accordingly, our presentation of Kinder Morgan Energy Partners’ consolidated net income is now presented without deducting amounts attributable to its noncontrolling interests.

The adopted provisions apply prospectively, with the exception of the presentation and disclosure requirements, which have been applied retrospectively for all periods presented.

Subsequent Events

We have evaluated subsequent events, which are events or transactions that occurred after December 31, 2009 through the issuance of the accompanying Consolidated Financial Statements.

3.      Capitalization

Our authorized capital structure consists of two classes of interests: (1) our listed shares and (2) our voting shares, collectively referred to in this document as our “shares.” Prior to the May 2001 initial public offering of our shares, our issued capitalization consisted of $100,000 contributed by Kinder Morgan, G.P., Inc. for two voting shares. At December 31, 2009, Kinder Morgan, Inc. owned approximately 12.2 million, or approximately 14.3% of our outstanding shares.

We have paid share distributions totaling 7,540,357, 5,565,424, 2,402,439 and 2,028,367 shares in the years ended December 31, 2009 and 2008, seven months ended December 31, 2007 and five months ended May 31, 2007, respectively.  On February 12, 2010, we paid a share distribution of 0.018430 shares per outstanding share (1,576,470 total shares) to shareholders of record as of January 29, 2010, based on the $1.05 per common unit distribution declared by Kinder Morgan Energy Partners. These distributions were paid in the form of additional shares or fractions thereof based on the average market price of a share determined for a ten-trading day period ending on the trading day immediately prior to the ex-dividend date for our shares.

4.      Business Activities and Related Party Transactions

At no time after our formation and prior to our initial public offering did we have any operations or own any interest in Kinder Morgan Energy Partners. Upon the closing of our initial public offering in May 2001, we became a limited partner in Kinder Morgan Energy Partners and, pursuant to a delegation of control agreement, we assumed the management and control of its business and affairs. Under the delegation of control agreement, Kinder Morgan G.P., Inc. delegated to us, to the fullest extent permitted under Delaware law and the Kinder Morgan Energy Partners’ partnership agreement, all of Kinder Morgan G.P., Inc.’s power and authority to manage and control the business and affairs of Kinder Morgan Energy Partners, subject to Kinder Morgan G.P., Inc.’s right to approve certain transactions. Kinder Morgan Energy Partners will either pay directly or reimburse us for all expenses we incur in performing under the delegation of control agreement and will be obligated to indemnify us against claims and liabilities provided that we have acted in good faith and in a manner we believed to be in, or not opposed to, the best interests of Kinder Morgan Energy Partners and the indemnity is not prohibited by law. Kinder Morgan Energy Partners consented to the terms of the delegation of control agreement including Kinder Morgan Energy Partners’ indemnity and reimbursement obligations. We do not receive a fee for our service under the delegation of control agreement, nor do we receive any margin or profit on the expense reimbursement. We incurred approximately $273.2 million, $263.5 million, $135.8 million and $116.9 million of expenses during the years ended December 31, 2009 and 2008, seven months ended December 31, 2007 and five months ended May 31, 2007, respectively, on behalf of Kinder Morgan Energy Partners. The expense reimbursements by Kinder Morgan Energy Partners to us are accounted for as a reduction to the expense incurred by us. The net monthly balance payable or receivable from these activities is settled in cash in the following month. At December 31, 2009, $9.9 million, primarily a receivable from Kinder Morgan Energy Partners is recorded in the caption “Accounts receivable—related party” in the accompanying Consolidated Balance Sheet.

Kinder Morgan Services LLC is our wholly owned subsidiary and provides centralized payroll and employee benefits services to us, Kinder Morgan G.P., Inc., Kinder Morgan Energy Partners, and Kinder Morgan Energy Partners’ operating partnerships and subsidiaries (collectively, the “Group”). Employees of KMGP Services Company, Inc., a subsidiary of Kinder Morgan G.P., Inc., are assigned to work for one or more members of the Group. When they do so, they remain under our ultimate management and control. The direct costs of all compensation, benefits expenses, employer taxes and other employer expenses for these employees are allocated and charged by Kinder Morgan Services LLC to the appropriate members of the Group, and the members of the Group reimburse Kinder Morgan Services LLC for their allocated shares of these direct costs. There is no profit or margin charged by Kinder Morgan Services LLC to the members of the Group. The administrative support necessary to implement these payroll and benefits services is provided by the human resource department of Kinder Morgan, Inc., and the related administrative costs are allocated to members of the Group in accordance with expense allocation procedures. The effect of these arrangements is that each member of the Group bears the direct

Item 8. Financial Statements and Supplementary Data. (continued)	Kinder Morgan Management, LLC Form 10-K

compensation and employee benefits costs of its assigned or partially assigned employees, as the case may be, while also bearing its allocable share of administrative costs. Pursuant to its limited partnership agreement, Kinder Morgan Energy Partners reimburses Kinder Morgan Services LLC for its share of these administrative costs, and such reimbursements are accounted for as described above. Additionally, Kinder Morgan Energy Partners reimburses us with respect to costs incurred or allocated to us in accordance with Kinder Morgan Energy Partners’ limited partnership agreement, the delegation of control agreement among Kinder Morgan G.P., Inc., Kinder Morgan Energy Partners, us and others, and our limited liability company agreement. During the years ended December 31, 2009 and 2008, seven months ended December 31, 2007 and five months ended May 31, 2007 expenses totaled approximately $344.6 million, $310.7 million, $163.7 million and $112.1 million, respectively.

5.      Summarized Financial Information for Kinder Morgan Energy Partners

Kinder Morgan Energy Partners’ acquisition from Kinder Morgan, Inc. of Trans Mountain pipeline system in April 2007, the one-third interest in Express and a full interest in the net assets of Jet Fuel in August 2008 were accounted for as transfers of net assets between entities under common control. The carrying amounts of net assets recognized in the balance sheets of each combining entity were carried forward to the balance sheet of the combined entity, and no other assets or liabilities were recognized as a result of the combination (that is, no recognition was made for a purchase premium or discount representing any difference between the cash consideration and the book value of the net assets acquired). Trans Mountain (included in the Kinder Morgan Canada segment) has been incorporated into Kinder Morgan Energy Partners’ financial statements beginning January 1, 2006, the date of common control. Kinder Morgan, Inc. recorded charges of $377.1 million in 2007 related to the impairment of Trans Mountain goodwill. Due to the immaterial impact of Express and Jet Fuel operations and earnings, Kinder Morgan Energy Partners and we have only included the operations and earnings of Express and Jet Fuel in our financial statements effective as of August 28, 2008.

Following is summarized income statement and balance sheet information for Kinder Morgan Energy Partners, a publicly traded limited partnership in which we own a significant interest (in millions). Additional information on Kinder Morgan Energy Partners’ results of operations and financial position are contained in its Annual Report on Form 10-K for the year ended December 31, 2009, which is included in this filing as Exhibit 99.1 and incorporated herein by reference.

Summarized Kinder Morgan Energy Partners Income Statement Information

	Year Ended December 31,
	2009	2008(a)	2007(a)
Revenues	$7,003.4	$11,740.3	$9,217.7
Operating expenses	5,488.3	10,188.8	8,410.0
Operating income	$1,515.1	$1,551.5	$807.7

Income from continuing operations	$1,283.8	$1,317.2	$423.4

Net income	$1,283.8	$1,318.5	$597.3

Net income attributable to Kinder Morgan Energy Partners, L.P.	$1,267.5	$1,304.8	$590.3

General Partner’s interest in net income	$935.8	$805.8	$611.6

Limited Partners’ interest in net income	$331.7	$499.0	$(21.3)

Summarized Kinder Morgan Energy Partners Balance Sheet Information

	As of December 31,
	2009	2008
Current assets	$1,244.7	$1,244.4
Noncurrent assets	$19,017.5	$16,641.4

Current liabilities	$2,017.6	$1,782.1
Noncurrent liabilities	$11,520.5	$9,987.4
Kinder Morgan Energy Partners’ capital	$6,644.5	$6,045.6
Noncontrolling interests(a)	$79.6	$70.7
____________

Item 8. Financial Statements and Supplementary Data. (continued)	Kinder Morgan Management, LLC Form 10-K

(a)	2008 and 2007 restated for certain provisions concerning the accounting and reporting for noncontrolling interests; see Note 2.

6.	Income Taxes

The difference between the statutory federal income taxes (and rate) and our actual income taxes (and effective tax rate) are summarized as follows (in millions, except percentages):

	Post-Acquisition Basis						Pre-Acquisition Basis
	Year Ended December 31,				Seven Months Ended December 31, 2007		Five Months Ended May 31, 2007
	2009		2008
Federal income tax rate	$31.6	35.0%	$49.8	35.0%	$23.1	35.0%	$(22.6)	35.0%
Other (a)	(0.9)	(1.1)%	7.7	5.4%	(8.6)	(13.2)%	-	-%
State income tax, net of federal benefit	0.9	1.0%	1.5	1.1%	0.5	1.1%	(0.7)	1.1%
Total	$31.6	34.9%	$59.0	41.5%	$15.0	22.9%	$(23.3)	36.1%
____________
(a)	Primarily changes in nondeductible goodwill and an out of period adjustment; See Note 7, “Out of Period Adjustment” for further discussion.

We entered into a tax indemnification agreement with Kinder Morgan, Inc. Pursuant to this tax indemnification agreement, Kinder Morgan, Inc. agreed to indemnify us for any tax liability attributable to our formation or our management and control of the business and affairs of Kinder Morgan Energy Partners and for any taxes arising out of a transaction involving the i-units we own to the extent the transaction does not generate sufficient cash to pay our taxes with respect to such transaction.

We had no unrecognized tax benefits on the balance sheet at December 31, 2009 and 2008. In the event interest or penalties are incurred with respect to income tax matters, our policy will be to include such items in income tax expense. We did not have an accrual for interest and penalties at December 31, 2009 or 2008. At December 31, 2009, tax years 2005 through 2009 remained subject to examination by the Internal Revenue Service or applicable states. We do not expect any material change in the balance of our unrecognized tax benefits over the next twelve months.

7.      Out of Period Adjustment

Effective with the closing of the Going Private transaction and our change to a new basis of accounting reflecting the push down of the purchase price to us, we now provide for deferred taxes on only the portion of the book/tax basis difference in our investment in Kinder Morgan Energy Partners that is not attributable to non-tax-deductible goodwill. We developed an estimate that was used to determine the provision for deferred income taxes and the net deferred tax balances included in our Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 Form 10-K”). Subsequent to the February 29, 2008 filing of our 2007 Form 10-K, we determined that the information used in making this estimate was deficient in some respects and, therefore, a revised estimate was developed.

Our consolidated financial statements for the year ended December 31, 2008 reflect the revised calculation, including the correction of our previously reported amounts. This change had the effects of (i) increasing our provision for deferred income taxes by $7.7 million (resulting in a reduction to net income of $7.7 million or $0.10 per diluted share) in 2008 and (ii) creating incremental deferred income tax liability of $63.8 million, of which only the $7.7 million referred to above in (i) had an effect on our results of operations due to the application of purchase accounting.  This change has not had and will not have an effect on the distributions we receive from Kinder Morgan Energy Partners in the form of additional i-units or the share distributions we declare. In addition, the deferred tax balance may not represent the taxes that we would owe in the event of liquidation of Kinder Morgan Energy Partners as our tax liabilities on liquidation may be impacted by our tax indemnification agreement with Kinder Morgan, Inc.

We evaluated the impact of the error and determined that it was not material to our consolidated financial statements in 2007 or 2008, and accordingly have recorded the related effects in our consolidated financial statements for the year ended December 31, 2008 (see Note 6).

8.      Recent Accounting Pronouncements

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, “Measuring Liabilities at Fair Value.”  This Accounting Standards Update, or ASU, amends the “Fair Value Measurements and Disclosures” Topic of the Codification to provide further guidance on how to measure the fair value of a liability.  ASU No. 2009-05 is effective for the first reporting period beginning after issuance (September 30, 2009 for us), and the adoption of this ASU did not have a material impact on our consolidated financial statements.

Item 8. Financial Statements and Supplementary Data. (continued)	Kinder Morgan Management, LLC Form 10-K

On January 6, 2010, the FASB issued ASU No. 2010-03, “Extractive Industries-Oil and Gas: Oil and Gas Reserve Estimation and Disclosure (Topic 932),” which aligns U.S. generally accepted accounting principles with the Securities and Exchange Commission’s (“SEC”) final rule on the “Modernization of Oil and Gas Reporting.”  The FASB and SEC disclosure requirements for oil and gas companies have been updated to include expanded disclosure for oil and gas activities, and certain definitions have also been changed that will impact the determination of oil and gas reserve quantities.  The provisions of the new requirements are effective for registration statements filed on or after January 1, 2010, and for annual reports for fiscal years ending on or after December 31, 2009.  We have fully adopted the provisions required pursuant to the SEC’s final rule and ASU No. 2010-03; however, we are not able to disclose the impact of these new guidelines due to the impracticability of the effort that would be required to prepare reserve reports under both the old and new rules.

9.	Selected Quarterly Financial Data (Unaudited)

Quarterly Operating Results for 2009 and 2008

	2009–Three Months Ended
	March 31	June 30	September 30	December 31
	(In millions except per share amounts)
Equity in earnings of Kinder Morgan Energy Partners	$10.4	$25.1	$34.4	$20.7
Income taxes	5.1	8.6	13.1	4.8
Net income	$5.3	$16.5	$21.3	$15.9

Earnings per share, basic and diluted	$0.07	$0.20	$0.26	$0.19

Number of shares used in computing basic and diluted earnings per share	79.0	81.0	82.9	84.7

	2008–Three Months Ended
	March 31	June 30	September 30	December 31
	(In millions except per share amounts)
Equity in earnings of Kinder Morgan Energy Partners	$46.5	$47.5	$35.8	$12.4
Income taxes	24.4	17.6	12.9	4.1
Net income	$22.1	$29.9	$22.9	$8.3

Earnings per share, basic and diluted	$0.30	$0.40	$0.30	$0.11

Number of shares used in computing basic and diluted earnings per share	73.1	74.4	75.7	77.2

10.	Supplemental Information on Oil and Gas Producing Activities (Unaudited)

At December 31, 2009, through our ownership of i-units, we owned approximately 28.8% of all of Kinder Morgan Energy Partners’ outstanding limited partner interests.  As discussed above, our results of operations are derived principally from our investment in Kinder Morgan Energy Partners.  We use the equity method of accounting for our investment in Kinder Morgan Energy Partners, and record our share of its earnings and accumulated other comprehensive income.  Though we do not directly have interests in oil and gas producing activities, our equity method investee, Kinder Morgan Energy Partners, has significant oil and gas producing activities.  Additional information on Kinder Morgan Energy Partners’ oil and gas producing activities are contained in its Annual Report on Form 10-K for the year ended December 31, 2009, which is included in this filing as Exhibit 99.1 and incorporated herein by reference.

Kinder Morgan Management, LLC Form 10-K

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2009, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required, and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009. The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their attestation report which appears herein.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position
Richard D. Kinder	65	Director, Chairman and Chief Executive Officer
C. Park Shaper	41	Director and President
Steven J. Kean	48	Executive Vice President and Chief Operating Officer
Gary L. Hultquist	66	Director
C. Berdon Lawrence	67	Director
Perry M. Waughtal	74	Director
Kimberly A. Dang	40	Vice President and Chief Financial Officer
Jeffrey R. Armstrong	41	Vice President (President, Terminals)
Thomas A. Bannigan	56	Vice President (President, Products Pipelines)
Richard T. Bradley	54	Vice President (President, CO2)
David D. Kinder	35	Vice President, Corporate Development and Treasurer
Joseph Listengart	41	Vice President, General Counsel and Secretary
Thomas A. Martin	48	Vice President (President, Natural Gas Pipelines)
James E. Street	53	Vice President, Human Resources and Administration

Richard D. Kinder is Director, Chairman and Chief Executive Officer of Kinder Morgan Management, LLC, Kinder Morgan G.P., Inc. and Kinder Morgan, Inc. Mr. Kinder has served as Director, Chairman and Chief Executive Officer of Kinder Morgan Management, LLC since its formation in February 2001. He was elected Director, Chairman and Chief Executive Officer of Kinder Morgan, Inc. in October 1999. He was elected Director, Chairman and Chief Executive Officer of Kinder Morgan G.P., Inc. in February 1997. Mr. Kinder was elected President of Kinder Morgan Management, LLC, Kinder Morgan G.P., Inc. and Kinder Morgan, Inc. in July 2004 and served as President until May 2005. He has also served as Chief Manager, and as a member of the Board of Managers, of Kinder Morgan Holdco LLC since May 2007. Mr. Kinder is the uncle of David Kinder, Vice President, Corporate Development and Treasurer of Kinder Morgan Management, LLC, Kinder Morgan G.P., Inc. and Kinder Morgan, Inc.

C. Park Shaper is Director and President of Kinder Morgan Management, LLC, Kinder Morgan G.P., Inc. and Kinder Morgan, Inc. Mr. Shaper was elected President of Kinder Morgan Management, LLC, Kinder Morgan G.P., Inc. and Kinder Morgan, Inc. in May 2005. He served as Executive Vice President of Kinder Morgan Management, LLC, Kinder Morgan G.P., Inc. and Kinder Morgan, Inc. from July 2004 until May 2005. Mr. Shaper was elected Director of Kinder Morgan Management, LLC and Kinder Morgan G.P., Inc. in January 2003 and of Kinder Morgan, Inc. in May 2007. He was elected Vice President, Treasurer and Chief Financial Officer of Kinder Morgan Management, LLC upon its formation in February 2001, and served as its Treasurer until January 2004, and its Chief Financial Officer until May 2005. He was elected Vice President, Treasurer and Chief Financial Officer of Kinder Morgan, Inc. in January 2000, and served as its Treasurer until January 2004, and its Chief Financial Officer until May 2005. Mr. Shaper was elected Vice President, Treasurer and Chief Financial Officer of Kinder Morgan G.P., Inc. in January 2000, and served as its Treasurer until January 2004 and its Chief Financial Officer until May 2005. He has also served as President, and as a member of the Board of Managers, of Kinder Morgan Holdco LLC since May 2007. He received a Masters of Business Administration degree from the J.L. Kellogg Graduate School of Management at Northwestern University. Mr. Shaper also has a Bachelor of Science degree in Industrial Engineering and a Bachelor of Arts degree in Quantitative Economics from Stanford University. Mr. Shaper is also a trust manager of Weingarten Realty Investors.

Steven J. Kean is Executive Vice President and Chief Operating Officer of Kinder Morgan Management, LLC, Kinder Morgan G.P., Inc. and Kinder Morgan, Inc. Mr. Kean was elected Executive Vice President and Chief Operating Officer of Kinder Morgan Management, LLC, Kinder Morgan G.P., Inc. and Kinder Morgan, Inc. in January 2006. He also served as President Natural Gas Pipelines of Kinder Morgan Management, LLC and Kinder Morgan G.P., Inc. from July 2008 to November 2009. He served as Executive Vice President, Operations of Kinder Morgan Management, LLC, Kinder Morgan G.P., Inc. and Kinder Morgan, Inc. from May 2005 to January 2006. He served as President, Texas Intrastate Pipeline Group from June 2002 until May 2005. He served as Vice President of Strategic Planning for the Kinder Morgan Gas Pipeline Group from January 2002 until June 2002. He has also served as Chief Operating Officer, and as a member of the Board of Managers, of Kinder Morgan Holdco LLC since May 2007. Mr. Kean received his Juris Doctor from the University of Iowa in May 1985 and received a Bachelor of Arts degree from Iowa State University in May 1982.

Item 10. Directors and Executive Officers of the Registrant. (continued)	Kinder Morgan Management, LLC Form 10-K

Gary L. Hultquist is a Director of Kinder Morgan Management, LLC and Kinder Morgan G.P., Inc. Mr. Hultquist was elected Director of Kinder Morgan Management, LLC upon its formation in February 2001. He was elected Director of Kinder Morgan G.P., Inc. in October 1999. Since 1995, Mr. Hultquist has been the Managing Director of Hultquist Capital, LLC, a San Francisco-based strategic and merger advisory firm.  Since 2009, Mr. Hultquist has also been Chairman of the board of directors of Prairie Bankers, LLC, a data center development company, and a Principal of NewCap Partners, a FINRA-registered broker-dealer and investment bank, specializing in technology, mergers and acquisitions.

C. Berdon Lawrence is a Director of Kinder Morgan Management, LLC and Kinder Morgan G.P., Inc. Mr. Lawrence was elected Director of Kinder Morgan G.P., Inc. and Kinder Morgan Management, LLC in January 2009. Since October 1999, Mr. Lawrence has served Kirby Corporation, a publicly traded inland tank barge operator, as Chairman of the Board. Prior to that, he served for 30 years as President of Hollywood Marine, an inland tank barge company of which he was the founder. Mr. Lawrence holds an M.B.A. degree and a B.B.A. degree in business administration from Tulane University.

Perry M. Waughtal is a Director of Kinder Morgan Management, LLC and Kinder Morgan G.P., Inc. Mr. Waughtal was elected Director of Kinder Morgan Management, LLC upon its formation in February 2001. Mr. Waughtal was elected Director of Kinder Morgan G.P., Inc. in April 2000. Since 1994, Mr. Waughtal has been the Chairman of Songy Partners Limited, an Atlanta, Georgia-based real estate investment company.  Mr. Waughtal was a director of HealthTronics, Inc. from 2004 to 2009.

Kimberly A. Dang is Vice President, and Chief Financial Officer of Kinder Morgan Management, LLC, Kinder Morgan G.P., Inc. and Kinder Morgan, Inc. Mrs. Dang was elected Chief Financial Officer of Kinder Morgan Management, LLC, Kinder Morgan G.P., Inc. and Kinder Morgan, Inc. in May 2005. She served as Treasurer of Kinder Morgan Management, LLC, Kinder Morgan G.P., Inc. and Kinder Morgan, Inc. from January 2004 to May 2005. She was elected Vice President, Investor Relations of Kinder Morgan Management, LLC, Kinder Morgan G.P., Inc. and Kinder Morgan, Inc. in July 2002 and served in that role until January 2009. From November 2001 to July 2002, she served as Director, Investor Relations of Kinder Morgan Management, LLC, Kinder Morgan G.P., Inc. and Kinder Morgan, Inc. She has also served as Chief Financial Officer of Kinder Morgan Holdco LLC since May 2007. Mrs. Dang received a Masters in Business Administration degree from the J.L. Kellogg Graduate School of Management at Northwestern University and a Bachelor of Business Administration degree in accounting from Texas A&M University.

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

David D. Kinder is Vice President, Corporate Development and Treasurer of Kinder Morgan Management, LLC, Kinder Morgan G.P., Inc. and Kinder Morgan, Inc. Mr. Kinder was elected Treasurer of Kinder Morgan Management, LLC, Kinder Morgan G.P., Inc. and Kinder Morgan, Inc. in May 2005. He was elected Vice President, Corporate Development of Kinder Morgan Management, LLC, Kinder Morgan G.P., Inc. and Kinder Morgan, Inc. in October 2002. He served as manager of corporate development for Kinder Morgan G.P., Inc. and Kinder Morgan, Inc. from January 2000 to October 2002. He has also served as Treasurer of Kinder Morgan Holdco LLC since May 2007. Mr. Kinder graduated cum laude with a Bachelors degree in Finance from Texas Christian University in 1996. Mr. Kinder is the nephew of Richard D. Kinder.

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

of Kinder Morgan G.P., Inc. and Vice President, General Counsel and Secretary of Kinder Morgan, Inc. in October 1999. Mr. Listengart was elected Kinder Morgan G.P., Inc.’s Secretary in November 1998 and has been an employee of Kinder Morgan G.P., Inc. since March 1998. He has also served as General Counsel and Secretary of Kinder Morgan Holdco LLC since May 2007. Mr. Listengart received his Masters in Business Administration from Boston University in January 1995, his Juris Doctor, magna cum laude, from Boston University in May 1994, and his Bachelor of Arts degree in Economics from Stanford University in June 1990.

Thomas A. Martin is Vice President (President, Natural Gas Pipelines) of Kinder Morgan Management, LLC and Kinder Morgan G.P., Inc.   Mr. Martin was elected Vice President (President, Natural Gas Pipelines) of Kinder Morgan Management, LLC and Kinder Morgan G.P., Inc. in November 2009.  Mr. Martin served as President, Texas Intrastate Pipeline Group from May 2005 until November 2009.  From April 2003 to May 2005 he served as Vice President of Storage and Optimization for our Texas Intrastate Pipeline Group.  Mr. Martin received a Bachelor of Business Administration degree from Texas A&M University.

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

Qualifications of Directors

Mr. Kinder’s experience as our Chief Executive Officer since our formation in 2001 and of Kinder Morgan G.P., Inc. since 1997, combined with his significant equity ownership of Kinder Morgan Holdco LLC, which indirectly owns all the common equity of Kinder Morgan G.P., Inc., uniquely qualify him to serve as the Chairman and a Director of us and Kinder Morgan G.P., Inc.

Mr. Shaper’s experience as our and Kinder Morgan G.P., Inc.’s President since 2005, together with his experience as an executive officer of various Kinder Morgan entities since 2000, provide him intimate knowledge of our operations, finances and strategy.

Mr. Hultquist has over 20 years of experience as an investment banker and over 15 years experience practicing law.  This combination of experience provides him an understanding of the business and legal risks applicable to us.

Mr. Lawrence has over 40 years of experience as an executive in the inland tank barge business, giving him both experience heading a publicly traded company and a thorough knowledge of the transportation business in which Kinder Morgan Energy Partners is engaged.

Mr. Waughtal served for 30 years as Vice Chairman of development and operations and as Chief Financial Officer of Hines Interests Limited Partnership, a privately owned, international real estate firm, and for the last 15 years has been Chairman of Songy Partners Limited, providing him with strategic planning, management, finance and accounting experience.

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

We have not, nor has Kinder Morgan Energy Partners, L.P. (“Kinder Morgan Energy Partners”) or its general partner, made, within the preceding three years, contributions to any tax-exempt organization in which any of our independent directors serves as an executive officer that in any single fiscal year exceeded the greater of $1.0 million or 2% of such tax-exempt organization’s consolidated gross revenues.

We make available free of charge within the “Investors” information section of our internet website, at www.kindermorgan.com, the governance guidelines, the charters of the audit committee, compensation committee and nominating and governance committee, and our code of business conduct and ethics (which applies to senior financial and accounting officers and the chief executive officer, among others). We intend to disclose any amendments to our code of business conduct and ethics that would otherwise be disclosed on Form 8-K and any waiver from a provision of that code granted to our executive officers or directors that would otherwise be disclosed on Form 8-K on our internet website within four business days following such amendment or waiver. The information contained on or connected to our internet website

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Securities Exchange Act of 1934 requires our directors and officers, and persons who own more than 10% of a registered class of our equity securities, to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

Based solely on our review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that all Section 16(a) filing requirements were met during 2009.

Item 11.	Executive Compensation

All of our individual executive officers and directors serve in the same capacities for Kinder Morgan G.P., Inc. Certain of those executive officers also serve as executive officers of Kinder Morgan, Inc. and of Kinder Morgan Holdco LLC, Kinder Morgan, Inc.’s privately owned parent company. Except as indicated otherwise, all information in this report with respect to compensation of executive officers describes the total compensation received by those persons in all capacities for services rendered to Kinder Morgan Management, LLC, Kinder Morgan G.P., Inc., Kinder Morgan, Inc. and their respective affiliates; consequently, in this Item 11 “we,” “our” or “us” refers to Kinder Morgan Management, LLC, Kinder Morgan G.P., Inc. and, where appropriate, Kinder Morgan, Inc.

Compensation Discussion and Analysis

Program Objectives

We are a publicly traded Delaware limited liability company. We are a limited partner in Kinder Morgan Energy Partners, and manage and control its business and affairs pursuant to a delegation of control agreement. We seek to attract and retain executives who will help us achieve our primary business strategy objective of growing the value of Kinder Morgan Energy Partners’ portfolio of businesses for the benefit of our shareholders and its unitholders. To help accomplish this goal, we have designed an executive compensation program that rewards individuals with competitive compensation that consists of a mix of cash, benefit plans and long-term compensation, with a majority of executive compensation tied to the “at risk” portions of the annual cash bonus.

The key objectives of our executive compensation program are to attract, motivate and retain executives who will advance our overall business strategies and objectives to create and return value to our shareholders and Kinder Morgan Energy Partners’ unitholders. We believe that an effective executive compensation program should link total compensation to financial performance and to the attainment of short- and long-term strategic, operational, and financial objectives. We also believe it should provide competitive total compensation opportunities at a reasonable cost. In designing our executive compensation program, we have recognized that our executives have a much greater portion of their overall compensation at-risk than do our other employees; consequently, we have tried to establish the at-risk portions of our executive total compensation at levels that recognize their much increased level of responsibility and their ability to influence business results.

Currently, our executive compensation program is principally comprised of the following two elements: (i) base cash salary and (ii) possible annual cash bonus (reflected in the Summary Compensation Table below as Non-Equity Incentive Plan Compensation).  In addition, we believe that the compensation of our (i) principal executive officer, (ii) principal financial officer and (iii) three most highly compensated executive officers (other than our principal executive officer and principal financial officer) serving at fiscal year end 2009 and named below (collectively referred to in this Item 11 as our “named executive officers”), should be directly and materially tied to the financial performance of Kinder Morgan, Inc. and Kinder Morgan Energy Partners, and should be aligned with the interests of Kinder Morgan Energy Partners’ unitholders. Therefore, the majority of our named executive officers’ compensation is allocated to the “at risk” portion of our compensation program—the annual cash bonus. Accordingly, for 2009, our executive compensation was weighted toward the cash bonus, payable on the basis of the achievement of (i) a free cash flow target by Kinder Morgan, Inc. (described more fully below) and (ii) a cash distribution per common unit target by Kinder Morgan Energy Partners.

Item 11. Executive Compensation. (continued)	Kinder Morgan Management, LLC Form 10-K

We pay our executive officers a base salary not to exceed $300,000.  We believe the base salaries paid to our executive officers are below the industry average for similarly positioned executives, based upon independent salary surveys in which we participate, and we periodically compare our executive compensation components with market information. The purpose of this comparison is to ensure that our total compensation package operates effectively, remains both reasonable and competitive with the energy industry, and is generally comparable to the compensation offered by companies of similar size and scope as us. We also keep abreast of current trends, developments, and emerging issues in executive compensation, and if appropriate, will obtain advice and assistance from outside legal, compensation or other advisors.

We have endeavored to design our executive compensation program and practices with appropriate consideration of all tax, accounting, legal and regulatory requirements. Section 162(m) of the Internal Revenue Code limits the deductibility of certain compensation for our executive officers to $1.0 million of compensation per year; however, if specified conditions are met, certain compensation may be excluded from consideration of the $1.0 million limit. Since the bonuses paid to our executive officers are paid under Kinder Morgan, Inc.’s Annual Incentive Plan as a result of reaching designated financial targets established by Mr. Richard D. Kinder and our compensation committee, we expect that all compensation paid to our executives would qualify for deductibility under federal income tax rules. Though we are advised that limited partnerships such as Kinder Morgan Energy Partners and private companies, such as Kinder Morgan, Inc., are not subject to section 162(m), Kinder Morgan Energy Partners and Kinder Morgan, Inc. have chosen to generally operate as if this code section does apply to Kinder Morgan Energy Partners and Kinder Morgan, Inc. as a measure of appropriate governance.

For each of the years ended December 31, 2009, 2008 and 2007, no restricted stock or options to purchase our shares or shares of Kinder Morgan, Inc. or units of Kinder Morgan Energy Partners were granted to any of our named executive officers; however, as a result of Kinder Morgan, Inc.’s 2007 Going Private transaction, Kinder Morgan Holdco LLC awarded members of Kinder Morgan, Inc.’s management Class A-1 and Class B units of Kinder Morgan Holdco LLC. While not awarded by us or Kinder Morgan Energy Partners, our compensation committee was aware of the units awarded by Kinder Morgan Holdco LLC and took these awards into account as components of the total compensation received by our executive officers in 2007.

In accordance with generally accepted accounting principles, Kinder Morgan Holdco LLC is required to recognize compensation expense in connection with the Class A-1 and Class B units over the expected life of such units. As a subsidiary of Kinder Morgan Holdco LLC, Kinder Morgan Energy Partners is, under accounting rules, allocated a portion of this compensation expense, although neither Kinder Morgan Energy Partners nor any of its subsidiaries have any obligation, nor does Kinder Morgan Energy Partners expect to pay any amounts in respect of such units. The Class A-1 and Class B units awarded to members of our management may be viewed as a replacement of restricted stock as a component of long-term executive compensation. For more information concerning the Kinder Morgan Holdco LLC units; see “Elements of Compensation—Other Compensation—Kinder Morgan Holdco LLC Units” below.

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

Unlike many companies, we have no executive perquisites, supplemental executive retirement, non-qualified supplemental defined benefit/contribution, deferred compensation or split dollar life insurance programs. Additionally, we do not have employment agreements, other than Kinder Morgan, Inc.’s agreement with its Chairman and Chief Executive Officer, Richard D. Kinder, special severance agreements or change of control agreements for our executives. Our executives are eligible for the same severance policy as our workforce, which caps severance payments at an amount equal to six months of salary. We have no executive company cars or executive car allowances nor do we pay for financial planning services. Additionally, we do not own any corporate aircraft, and we do not pay for executives to fly first class. We believe that we are currently below competitive levels for comparable companies in this area of our overall compensation package; however, we have no current plans to change our policy of not offering such executive benefits, perquisite programs or special executive severance arrangements.

At his request, Mr. Richard D. Kinder, our Chairman and Chief Executive Officer, receives $1 of base salary per year and no other compensation from Kinder Morgan, Inc. Additionally, Mr. Kinder has requested that he receive no annual bonus or other compensation from Kinder Morgan Energy Partners (other than the unit awards by Kinder Morgan Holdco LLC he received in 2007). Mr. Kinder does not have any deferred compensation, supplemental retirement or any other special benefit, compensation or perquisite arrangement with Kinder Morgan Energy Partners. Each year, Mr. Kinder reimburses us for his portion of health care premiums and parking expenses. Mr. Kinder was awarded Class B units by and in Kinder Morgan Holdco LLC in connection with Kinder Morgan, Inc.’s Going Private transaction, and while Kinder Morgan Energy Partners

Item 11. Executive Compensation. (continued)	Kinder Morgan Management, LLC Form 10-K

is, under accounting rules, allocated compensation expense attributable to such Class B units, it has no obligation, nor does it expect, to pay any amounts in connection with the Class B units.

Elements of Compensation

As outlined above, our executive compensation program currently is principally composed of two elements: (i) a base cash salary and (ii) a possible annual cash bonus. Mr. Richard D. Kinder and our compensation committee review and approve annually the financial goals and objectives of both Kinder Morgan, Inc. and Kinder Morgan Energy Partners that are relevant to the compensation of our named executive officers.

Information is solicited from relevant members of senior management regarding the performance of our named executive officers, and determinations and recommendations are made at the regularly scheduled first quarter board and compensation committee meetings. If any of our or Kinder Morgan G.P., Inc.’s executive officers is also an executive officer of Kinder Morgan, Inc., the compensation determination or recommendation (i) may be with respect to the aggregate compensation to be received by such officer from Kinder Morgan, Inc., Kinder Morgan G.P., Inc. and us that is to be allocated to Kinder Morgan, Inc., Kinder Morgan G.P. and us or alternatively (ii) may be with respect to the compensation to be received by such executive officers from Kinder Morgan, Inc., Kinder Morgan G.P., Inc. or us, as the case may be, in which case such compensation will be allocated among Kinder Morgan, Inc., on the one hand, and Kinder Morgan G.P., Inc, Kinder Morgan Energy Partners and us, on the other.

Base Salary

Base salary is paid in cash. Until October 2008, all of our named executive officers, with the exception of our Chairman and Chief Executive Officer who receives $1 of base salary per year as described above, were paid a base salary of $200,000 per year. The cap for our executive officers’ base salaries has now been raised to an annual amount not to exceed $300,000. Generally, we believe that our executive officers’ base salaries are below base salaries for executives in similar positions and with similar responsibilities at companies of comparable size and scope, based upon independent salary surveys in which we participate.

Possible Annual Cash Bonus (Non-Equity Cash Incentive)

Our possible annual cash bonuses are provided for under Kinder Morgan, Inc.’s Annual Incentive Plan, which became effective January 18, 2005. The Annual Incentive Plan ends after the 2009 bonus year; however, for the 2010 bonus year, Kinder Morgan, Inc.’s and our Boards of Directors have approved a new Annual Incentive Plan that mirrors the current plan. The overall purpose of the Annual Incentive Plan is to increase our executive officers’ and our employees’ personal stake in the continued success of Kinder Morgan, Inc. and Kinder Morgan Energy Partners by providing to them additional incentives through the possible payment of annual cash bonuses. Under the plan, annual cash bonuses are budgeted for at the beginning of each year and may be paid to our executive officers and other employees depending on whether Kinder Morgan, Inc. and its subsidiaries (including Kinder Morgan Energy Partners) meet certain performance objectives. Assuming the performance objectives are met, the budgeted pool of bonus dollars is further assessed and potentially decreased or increased based on our and our subsidiaries’ overall performance in a variety of areas, including safety and environmental goals and regulatory compliance.

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

Whether Kinder Morgan, Inc. and its subsidiaries (including Kinder Morgan Energy Partners) have met their overall performance objectives, as well as how they have performed with respect to a variety of areas such as safety and environmental goals and regulatory compliance, negatively or positively, impacts the bonuses of our named executive officers. Individual performance also impacts their bonuses. Our named executive officers have different areas of responsibility that require different skill sets. Consequently, many of the skills and aspects of performance taken into account in determining the bonus awards for the respective named executive officers differ based on their areas of responsibility. However, some skills, such as working within a budget, are applicable for all of the executive officers. While no formula is used in assessing individual performance, the process of assessing the performance of each of the named executive officers is consistent, with each such officer being assessed relative to the officer’s performance of his or her job in preceding years as well as with respect to specific matters assigned to the officer over the course of the year. Individual performance, as described above, as well as safety and environmental goals and regulatory compliance were taken into account with respect to the 2009 awards.

Item 11. Executive Compensation. (continued)	Kinder Morgan Management, LLC Form 10-K

All of Kinder Morgan, Inc.’s employees and the employees of its subsidiaries, including KMGP Services Company, Inc., are eligible to participate in the plan, except employees who are included in a unit of employees covered by a collective bargaining agreement unless such agreement expressly provides for eligibility under the plan. However, only eligible employees who are selected by our compensation committee will actually participate in the plan and receive bonuses.

The plan consists of two components: the executive plan component and the non-executive plan component. Our Chairman and Chief Executive Officer and all employees who report directly to the Chairman are eligible for the executive plan component; however, as stated elsewhere in this “Compensation Discussion and Analysis,” Mr. Richard D. Kinder, our Chairman and Chief Executive Officer, has elected to not participate under the plan. As of December 31, 2009, excluding Mr. Richard D. Kinder, eleven of our current officers were eligible to participate in the executive plan component. All other U.S. and Canadian eligible employees were eligible for the non-executive plan component.

Following recommendations and determinations, our compensation committee establishes which of our employees will be eligible to participate under the executive plan component of the plan. At or before the start of each calendar year (or later, to the extent allowed under Internal Revenue Code regulations), performance objectives for that year are identified. The performance objectives are based on one or more of the criteria set forth in the plan. A bonus opportunity is established for each executive officer, which is the bonus the executive officer could earn if the performance objectives are fully satisfied. A minimum acceptable level of achievement of each performance objective may be set, below which no bonus is payable with respect to that objective. Additional levels may be set above the minimum (which may also be above the targeted performance objective), with a formula to determine the percentage of the bonus opportunity to be earned at each level of achievement above the minimum. Performance at a level above the targeted performance objective may entitle the executive officer to earn a bonus in excess of 100% of the bonus opportunity. However, the maximum payout to any individual under the plan for any year is $2.0 million, and our compensation committee has the discretion to reduce the bonus amounts payable by Kinder Morgan Energy Partners in any performance period.

Performance objectives may be based on one or more of the following criteria:

•	Kinder Morgan, Inc.’s EBITDA less capital spending, or the EBITDA less capital spending of one of its subsidiaries or business units;
•	Kinder Morgan, Inc.’s free cash flow or the free cash flow of one of its subsidiaries or business units;
•	Kinder Morgan, Inc.’s net income or the net income of one of its subsidiaries or business units;
•	Kinder Morgan, Inc.’s revenues or the revenues of one of its subsidiaries or business units;
•	Kinder Morgan, Inc.’s unit revenues minus unit variable costs or the unit revenues minus unit variable costs of one of its subsidiaries or business units;
•
Kinder Morgan, Inc.’s return on capital, return on equity, return on assets, or return on invested capital, or the return on capital, return on equity, return on assets, or return on invested capital of one of its subsidiaries or business units;

•
Kinder Morgan, Inc.’s free cash flow, cash flow return on assets or cash flows from operating activities, or the cash flow return on assets or cash flows from operating activities of one of its subsidiaries or business units;

•	Kinder Morgan, Inc.’s capital expenditures or the capital expenditures of one of its subsidiaries or business units;
•
Kinder Morgan, Inc.’s operations and maintenance expense or general and administrative expense, or the operations and maintenance expense or general and administrative expense of one of its subsidiaries or business units;

•	Kinder Morgan, Inc.’s debt-equity ratios and key profitability ratios, or the debt-equity ratios and key profitability ratios of one of its subsidiaries or business units; or
•	Kinder Morgan Energy Partners’ distribution per unit.

Two financial performance objectives were set for 2009 under both the executive plan component and the non-executive plan component. The 2009 financial performance objectives were (i) $4.20 in cash distributions per common unit by Kinder Morgan Energy Partners, (ii) $646 million of free cash flow by Kinder Morgan, Inc., which are distributions received from Kinder Morgan Energy Partners (including value received in the form of our units) and NGPL less cash taxes, cash interest and general and administrative expenses, and (iii) improving our environmental, health, and safety performance objectives by beating industry average incident rates and improving our incident rates compared to our previous three year averages Kinder Morgan Energy Partners’ targets were the same as its previously disclosed 2009 budget expectations. At the end of 2009 the extent to which the financial performance objectives had been attained and the extent to which the bonus opportunity had been earned under the formula previously established by our compensation committee was determined.

The 2009 bonuses for our executive officers were overwhelmingly based on whether the established financial performance objectives were met. Other factors, such as individual over performance or under performance, were considered. With respect to using these other factors in assessing performance, our compensation committee did not find it practicable to, and did not, use a “score card”, or quantify or assign relative weight to the specific criteria considered. The amount of a downward or upward adjustment, subject to the maximum bonus opportunity that was established at the beginning of the

Item 11. Executive Compensation. (continued)	Kinder Morgan Management, LLC Form 10-K

year, was not subject to a formula. Specific aspects of an individual’s performance were not identified in advance. Rather, the adjustment was based on our compensation committee’s judgment, giving consideration to the totality of the record presented, including the individual’s performance, and the magnitude of any positive or negative factors.

The table below sets forth the bonus opportunities that could have been payable by Kinder Morgan Energy Partners and Kinder Morgan, Inc., collectively, to our executive officers for 100% achievement of the performance objectives established for 2009. The amount of the portion of the bonus actually paid by Kinder Morgan Energy Partners to any executive officer under the plan may be reduced from the amount of any bonus opportunity open to such executive officer. Because payments under the plan for our executive officers are determined by comparing actual performance to the performance objectives established each year for eligible executive officers chosen to participate for that year, it is not possible to accurately predict any amounts that will actually be paid under the executive plan portion of the plan over the life of the plan. Our compensation committee set bonus opportunities under the plan for 2009 for the executive officers at dollar amounts in excess of that which were expected to actually be paid under the plan. The actual payout amounts under the Non-Equity Incentive Plan Awards made for 2009 (paid in 2010) are set forth in the Summary Compensation Table included in this report in the column entitled “Non-Equity Incentive Plan Compensation.”

Kinder Morgan, Inc. Annual Incentive Plan
Bonus Opportunities for 2009

Name and Principal Position	Dollar Value

Richard D. Kinder, Chairman and Chief Executive Officer	$-	(a)

Kimberly A. Dang, Vice President and Chief Financial Officer	1,000,000	(b)

Steven J. Kean, Executive Vice President and Chief Operating Officer	1,500,000	(c)

Joseph Listengart, Vice President, General Counsel and Secretary	1,000,000	(b)

C. Park Shaper, Director and President	1,500,000	(c)
__________
(a)	Declined to participate.
(b)
Under the plan, for 2009, if neither of the targets was met, no bonus opportunities would have been provided; if one of the targets was met, $500,000 in bonus opportunities would have been available; if both of the targets had been exceeded by 10%, $1,500,000 in bonus opportunities would have been available. Our compensation committee, in its sole discretion, may reduce the award payable by Kinder Morgan Energy Partners to any participant for any reason.

(c)
Under the plan, for 2009, if neither of the targets was met, no bonus opportunities would have been provided; if one of the targets was met, $750,000 in bonus opportunities would have been available; if both of the targets had been exceeded by 10%, $2,000,000 in bonus opportunities would have been available. Our compensation committee, in its sole discretion, may reduce the award payable by Kinder Morgan Energy Partners to any participant for any reason.

Kinder Morgan, Inc. may amend the plan from time to time without our shareholder approval except as required to satisfy the Internal Revenue Code or any applicable securities exchange rules. The plan ended with the 2009 bonus , which was paid in February 2010.

Other Compensation

Kinder Morgan, Inc. Savings Plan. The Kinder Morgan, Inc. Savings Plan is a defined contribution 401(k) plan. The plan permits all full-time employees of Kinder Morgan, Inc. and KMGP Services Company, Inc., including the named executive officers, to contribute between 1% and 50% of base compensation, on a pre-tax basis, into participant accounts. For information on this plan, see Note 9 “Employee Benefits—Kinder Morgan Savings Plan” to the Notes to the Consolidated Financial Statements contained in Kinder Morgan Energy Partners’ Annual Report on Form 10-K for the year ended December 31, 2009, which is included in this filing as Exhibit 99.1 and incorporated herein by reference. As a result of a cost savings effort in 2009, all officers with the position of vice president or higher, including our named executive officers, were suspended from receiving any company contributions commencing February 15, 2009.  Company contributions for these employees were reinstated effective February 1, 2010.

Kinder Morgan, Inc. Cash Balance Retirement Plan. Employees of KMGP Services Company, Inc. and Kinder Morgan,  Inc., including the named executive officers, are also eligible to participate in a Cash Balance Retirement Plan. For more information on this plan, see Note 9 “Employee Benefits—Cash Balance Retirement Plan” to the Notes to the Consolidated Financial Statements contained in Kinder Morgan Energy Partners’ Annual Report on Form 10-K for the year ended December 31, 2009, which is included in this filing as Exhibit 99.1 and incorporated herein by reference. As a result of a cost savings effort in 2009, all company contributions to the plan were suspended from April 12, 2009 through December 31, 2009.  Company contributions were reinstated effective January 1, 2010.

Item 11. Executive Compensation. (continued)	Kinder Morgan Management, LLC Form 10-K

The following table sets forth the estimated actuarial present value of each named executive officer’s accumulated pension benefit as of December 31, 2009, under the provisions of the Cash Balance Retirement Plan. With respect to our named executive officers, the benefits were computed using the same assumptions used for financial statement purposes, assuming current remuneration levels without any salary projection, and assuming participation until normal retirement at age sixty-five. These benefits are subject to federal and state income taxes, where applicable, but are not subject to deduction for social security or other offset amounts.

Pension Benefits
Name	Plan Name	Current Credited Yrs of Service	Present Value of Accumulated Benefit(a)	Contributions During 2009(b)
Richard D. Kinder	Cash Balance	9	$-	$-
Kimberly A. Dang	Cash Balance	8	43,936	4,243
Steven J. Kean	Cash Balance	8	55,162	4,683
Joseph Listengart	Cash Balance	9	65,349	5,082
C. Park Shaper	Cash Balance	9	65,349	5,082
__________
(a)
The present values in the Pension Benefits table are based on certain assumptions, including a 6.0% discount rate, 5.0% cash balance interest crediting rate, and a lump sum calculated using the IRS 2010 Mortality Tables. We assumed benefits would commence at normal retirement age, which is 65. No death or turnover was assumed prior to retirement date.

(b)
Contributions were made from January 1, 2009 through April 12, 2009.  The plan suspended contributions for the remainder of 2009; however, individual accounts were credited with interest for the entire twelve month period.

Kinder Morgan Holdco LLC Units.  In connection with the Going Private transaction, some of our directors and executive officers received Class A-1 and Class B units of Kinder Morgan Holdco LLC, Kinder Morgan, Inc.’s parent company. None of our independent directors, Messrs. Hultquist, Lawrence and Waughtal, received Kinder Morgan Holdco LLC units. Generally, Kinder Morgan Holdco LLC has three classes of units—Class A units, Class A-1 units, and Class B units.

The Class B units were awarded by Kinder Morgan Holdco LLC to members of Kinder Morgan, Inc.’s management in consideration of their services to or for the benefit of Kinder Morgan Holdco LLC. The Class B units represent interests in the profits of Kinder Morgan Holdco LLC following the return of capital for the holders of Class A units and the achievement of predetermined performance targets over time. The Class B units will performance vest in increments of 5% of profits distributions up to a maximum of 20% of all profits distributions that would otherwise be payable with respect to the Class A units and Class A-1 units, based on the achievement of predetermined performance targets. The Class B units are subject to time based vesting, and with respect to any holder thereof, will vest 33 1/3% on each of the third, fourth and fifth year anniversary of the issuance of such Class B units to such holder. The amended and restated limited liability company agreement of Kinder Morgan Holdco LLC also includes provisions with respect to forfeiture of Class B units upon termination for cause, Kinder Morgan Holdco LLC’s call rights upon termination and other related provisions relating to an employee’s tenure. The allocation of the Class B units among Kinder Morgan, Inc.’s management was determined prior to closing by Mr. Richard D. Kinder, and approved by other, non-management investors in Kinder Morgan Holdco LLC.

The Class A-1 units were awarded by Kinder Morgan Holdco LLC to members of Kinder Morgan, Inc.’s management (other than Mr. Richard D. Kinder) who reinvested their equity interests in Kinder Morgan Holdco LLC in connection with the Going Private transaction in consideration of their services to or for the benefit of Kinder Morgan Holdco LLC. Class A-1 units entitle a holder thereof to receive distributions from Kinder Morgan Holdco LLC in an amount equal to distributions paid on Class A units (other than distributions on the Class A units that represent a return of the capital contributed in respect of such Class A units), but only after the Class A units have received aggregate distributions in an amount equal to the amount of capital contributed in respect of the Class A units.

Other Potential Post-Employment Benefits.  On October 7, 1999, Mr. Richard D. Kinder entered into an employment agreement with Kinder Morgan, Inc. pursuant to which he agreed to serve as its Chairman and Chief Executive Officer. His employment agreement provides for a term of three years and one year extensions on each anniversary of October 7th. Mr. Kinder, at his initiative, accepted an annual salary of $1 to demonstrate his belief in Kinder Morgan Energy Partners’ and Kinder Morgan, Inc.’s long term viability. Mr. Kinder continues to accept an annual salary of $1, and he receives no other compensation from Kinder Morgan Energy Partners. Mr. Kinder was awarded Class B units by and in Kinder Morgan Holdco LLC in connection with Kinder Morgan, Inc.’s Going Private transaction, and while Kinder Morgan Energy Partners, as a subsidiary of Kinder Morgan Holdco LLC, is allocated compensation expense attributable to such Class B units, it has no obligation, nor does it expect, to pay any amounts in connection with the Class B units.

Kinder Morgan, Inc. believes that Mr. Kinder’s employment agreement contains provisions that are beneficial to Kinder Morgan, Inc. and its subsidiaries and accordingly, Mr. Kinder’s employment agreement is extended annually at the request of Kinder Morgan, Inc. and our board of directors. For example, with limited exceptions, Mr. Kinder is prevented from competing in any manner with Kinder Morgan, Inc. or any of its subsidiaries, while he is employed by Kinder Morgan, Inc.

Item 11. Executive Compensation. (continued)	Kinder Morgan Management, LLC Form 10-K

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

Summary Compensation Table

The following table shows compensation paid or otherwise awarded to our “named executive officers” for services rendered to Kinder Morgan Energy Partners, its subsidiaries or its affiliates, including Kinder Morgan, Inc. and Kinder Morgan Holdco LLC (collectively referred to as the “Kinder Morgan, Inc. affiliated entities”) during fiscal years 2009, 2008 and 2007.

The amounts in the columns below, except the column entitled “Unit Awards by Kinder Morgan, Holdco LLC”, represent the total compensation paid or awarded to the named executive officers by all the Kinder Morgan, Inc. affiliated entities, and as a result the amounts are in excess of the compensation expense allocated, recognized and paid by Kinder Morgan Energy Partners for services rendered to it. The amounts in the column entitled “Unit Awards by Kinder Morgan Holdco LLC” consist of the portion of the grant date fair value of the Kinder Morgan Holdco LLC Class A-1 and Class B units received by our named executive officers that was allocated to Kinder Morgan Energy Partners for financial reporting purposes. As a subsidiary of Kinder Morgan Holdco LLC, Kinder Morgan Energy Partners is allocated a portion of the compensation expense recognized by Kinder Morgan Holdco LLC with respect to such units, although neither Kinder Morgan Energy Partners or any of its subsidiaries have any obligation, nor does it expect, to pay any amounts in respect of such units and none of our named executive officers has received any payments in respect of such units.

				(a)	(b)	(c)	(d)
Name and Principal Position	Year	Salary	Bonus	Non-Equity Incentive Plan Compensation	Change in Pension Value	All Other Compensation	Unit Awards by Kinder Morgan Holdco LLC	Total
Richard D. Kinder	2009	$1	$-	$-	$-	$-	$-	$1
Director, Chairman and	2008	1	-	-	-	-	-	1
Chief Executive Officer	2007	1	-	-	-	-	9,200,000	9,200,001

Kimberly A. Dang	2009	257,692	-	550,000	4,243	3,115	-	815,050
Vice President and	2008	223,077	-	440,000	8,285	11,863	-	683,225
Chief Financial Officer	2007	200,000	-	400,000	7,294	32,253	672,409	1,311,956

Steven J. Kean	2009	257,692	-	1,250,000	4,683	4,251	-	1,516,626
Executive Vice President	2008	223,077	-	1,150,000	8,755	13,007	-	1,394,839
and Chief Operating Officer	2007	200,000	-	1,100,000	7,767	147,130	2,708,095	4,162,992

Joseph Listengart	2009	257,692	-	925,000	5,082	2,866	-	1,190,640
Vice President, General	2008	223,077	-	900,000	9,188	11,629	-	1,143,894
Counsel and Secretary	2007	200,000	-	1,000,000	8,194	102,253	1,706,963	3,017,410

C. Park Shaper	2009	257,692	-	1,300,000	5,082	3,971	-	1,566,745
Director and President	2008	223,077	-	1,200,000	9,188	12,769	-	1,445,034
	2007	200,000	-	1,200,000	8,194	155,953	4,296,125	5,860,272
____________
(a)	Represents amounts paid according to the provisions of the Kinder Morgan, Inc. Annual Incentive Plan. Amounts were earned in the fiscal year indicated but were paid in the next fiscal year.
(b)
Represents the 2009, 2008 and 2007, as applicable, change in the actuarial present value of accumulated defined pension benefit (including unvested benefits) according to the provisions of KMI’s Cash Balance Retirement Plan.

(c)
Amounts include value of contributions to the Kinder Morgan, Inc. Savings Plan (a 401(k) plan), value of group-term life insurance exceeding $50,000, taxable parking subsidy and, for 2007 only, dividends paid on unvested restricted stock awards.  Amounts in 2009, 2008 and 2007 representing the value of contributions to the Kinder Morgan, Inc. Savings Plan are $2,308, $11,154 and $10,000, respectively.  For 2009, Mrs. Dang also has $226 in imputed income from a company provided cell phone.  Amounts in 2007 representing the value of dividends paid on unvested restricted stock awards are as follows: for Mrs. Dang $21,875; for Mr. Kean $136,500; for Mr. Listengart $91,875; and for Mr. Shaper $144,375.

(d)
Such amounts represent the grant date fair value of the Class A-1 and Class B units of Kinder Morgan Holdco LLC received by the named executive officers (a portion of which is allocated to us for financial reporting purposes).  None of our named executive officers has received any payments in connection with such units, and none of us or our subsidiaries are obligated, nor do we expect, to pay any amounts in respect of such units.  See “Elements of Compensation—Other Compensation—Kinder Morgan Holdco LLC Units” above for further discussion of these units.

Item 11. Executive Compensation. (continued)	Kinder Morgan Management, LLC Form 10-K

Grants of Plan-Based Awards

The following supplemental compensation table shows compensation details on the value of all non-guaranteed and non-discretionary incentive awards granted during 2009 to our named executive officers. The table includes awards made during or for 2009. The information in the table titled “Estimated Future Payouts Under Non-Equity Incentive Plan Awards” represents the threshold, target and maximum amounts payable under the Kinder Morgan, Inc. Annual Incentive Plan for performance in 2009. Amounts actually paid under that plan for 2009 are set forth in the Summary Compensation Table (above) under the caption “Non-Equity Incentive Plan Compensation.” There will not be any additional payouts under the Annual Incentive Plan for 2009.

	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (a)
Name	Threshold	Target	Maximum
Richard D. Kinder	$-	$-	$-
Kimberly A. Dang	500,000	1,000,000	1,500,000
Steven J. Kean	750,000	1,500,000	2,000,000
Joseph Listengart	500,000	1,000,000	1,500,000
C. Park Shaper	750,000	1,500,000	2,000,000
____________
(a)	See “Elements of Compensation—Possible Annual Cash Bonus (Non-Equity Cash Incentive)” above for further discussion of these awards.

Outstanding Equity Awards at Fiscal Year-End

The only unvested equity awards outstanding at the end of fiscal 2009 were the Class B units of Kinder Morgan Holdco LLC awarded in 2007 by Kinder Morgan Holdco LLC to the named executive officers. As a subsidiary of Kinder Morgan Holdco LLC, Kinder Morgan Energy Partners is allocated a portion of the compensation expense recognized by Kinder Morgan Holdco LLC with respect to such units, although neither Kinder Morgan Energy Partners nor any of its subsidiaries have any obligation, nor does Kinder Morgan Energy Partners expect, to pay any amounts in respect of such units.

	Stock awards
Name	Type of units	Number of units that have not vested	Market value of units of stock that have not vested(a)
Richard D. Kinder	Class B units	791,405,452	N/A
Kimberly A. Dang	Class B units	49,462,841	N/A
Steven J. Kean	Class B units	158,281,090	N/A
Joseph Listengart	Class B units	79,140,545	N/A
C. Park Shaper	Class B units	217,636,499	N/A
__________
(a)
Because the Class B units are equity interests of Kinder Morgan Holdco LLC, a private limited liability company, the market value of such interests is not readily determinable. None of the named executive officers has received any payments in connection with such units, and neither Kinder Morgan Energy Partners nor its subsidiaries is obligated, nor does Kinder Morgan Energy Partners expect, to pay any amounts in respect of such units. See “Elements of Compensation—Other Compensation—Kinder Morgan Holdco LLC Units” above for further discussion of these units.

Risks Associated with Compensation Practices

KMGP Services Company, Inc., Kinder Morgan, Inc. and Kinder Morgan Canada Inc. employ all persons necessary for the operation of our business, and in our opinion, our compensation policies and practices for all persons necessary for the operation of our business do not create risks that are reasonably likely to have a material adverse effect on our business, financial position, results of operations or cash flows.

Director Compensation

Compensation Committee Interlocks and Insider Participation. Our compensation committee, comprised of Mr. Gary L. Hultquist, Mr. C. Berdon Lawrence (since January 21, 2009) and Mr. Perry M. Waughtal, makes compensation decisions regarding our and Kinder Morgan G.P., Inc.’s executive officers. Mr. Richard D. Kinder, Mr. James E. Street, and Messrs. Shaper and Kean, who are our executive officers, participate in the deliberations of our compensation committee concerning executive officer compensation. None of the members of our compensation committee is or has been one of our officers or employees, and none of our executive officers served during 2009 on a board of directors or compensation committee of another entity which has employed any of the members of our board of directors or compensation committee.

Item 11. Executive Compensation. (continued)	Kinder Morgan Management, LLC Form 10-K

Directors Fees. Beginning in 2005, awards under Kinder Morgan Energy Partners’ Common Unit Compensation Plan for Non-Employee Directors have served as compensation for each of our three non-employee directors.  This plan is described in Note 12, “—Kinder Morgan Energy Partners, L.P. Common Unit Compensation Plan for Non-Employee Directors” of the Notes to the Consolidated Financial Statements contained in Kinder Morgan Energy Partners’ Annual Report on Form 10-K for the year ended December 31, 2009, which is included in this filing as Exhibit 99.1 and incorporated herein by reference.  Our Directors who are also employees of Kinder Morgan, Inc. (Messrs. Richard D. Kinder and C. Park Shaper) do not receive compensation in their capacity as directors.

On April 1, 2003, our compensation committee established our Directors’ Unit Appreciation Rights Plan, and pursuant to this plan, each of our then three non-employee directors received common unit appreciation rights.  During the first board meeting of 2005, the plan was terminated and replaced by the Kinder Morgan Energy Partners Common Unit Compensation Plan for Non-Employee Directors; however, all unexercised awards made under the plan remain outstanding.  For more information on this plan, see Note 12 “—Directors’ Unit Appreciation Rights Plan” of the Notes to the Consolidated Financial Statements contained in Kinder Morgan Energy Partners’ Annual Report on Form 10-K for the year ended December 31, 2009, which is included in this filing as Exhibit 99.1 and incorporated herein by reference.

The following table discloses the compensation earned by each of our three non-employee directors for board service during fiscal year 2009. In addition, directors are reimbursed for reasonable expenses in connection with board meetings. Our directors who are also employees of Kinder Morgan, Inc. do not receive compensation in their capacity as directors.

Name	Fees Earned or Paid in Cash	Common Unit Awards(a)	All Other Compensation(b)	Total
Gary L. Hultquist	$160,000	$-	$-	$160,000
C. Berdon Lawrence	864	159,136	6,720	166,720
Perry M. Waughtal	160,000	-	243,925	403,925
__________
(a)
For Mr. Lawrence, represents the value of cash compensation received in the form of Kinder Morgan Energy Partners common units according to the provisions of the Kinder Morgan Energy Partners, L.P.  Common Unit Compensation Plan for Non-Employee Directors.  Value computed as the number of common units elected to be received in lieu of cash multiplied by the closing price on date of election.  For Mr. Lawrence, 3,200 units elected on January 28, 2009 multiplied by the closing price of $49.73.

(b)
For Mr. Lawrence, amount represents distributions paid on unvested common units awarded according to the provisions of the Kinder Morgan Energy Partners, L.P. Common Unit Compensation Plan for Non-Employee Directors.  For Mr. Waughtal, amount represents the unrealized value of common unit appreciation rights earned according to the provisions of The Kinder Morgan Energy Partners, L.P. Directors’ Unit Appreciation Rights Plan for Non-Employee Directors and determined according to the share-based payment provisions of generally accepted accounting principles— for 17,500 common unit appreciation rights, equal to the increase in value of a corresponding common unit from December 31, 2008 ($45.75) to December 31, 2009 ($60.98).  Also, in 2009, Mr. Edward O. Gaylord’s estate exercised his remaining 17,500 unit appreciation rights at an aggregate fair value of $53.75 per unit and received a cash amount of $179,275.  Mr. Gaylord served as our director until his death on September 28, 2008, and the realized value of his unit appreciation rights earned for the year 2009 was $117,400.

Compensation Committee Report

Throughout fiscal 2009, the compensation committee of our board of directors was comprised of two directors (Mr. Gary L. Hultquist and Mr. Perry M. Waughtal), and effective January 28, 2009, a third director (Mr. C. Berdon Lawrence), each of whom the board of directors has determined meets the criteria for independence under our governance guidelines and the New York Stock Exchange rules.

The compensation committee has discussed and reviewed the above Compensation Discussion and Analysis for fiscal year 2009 with management. Based on this review and discussion, the compensation committee recommended to our board of directors that this Compensation Discussion and Analysis be included in this annual report on Form 10-K for the fiscal year 2009.

Compensation Committee:

Gary L. Hultquist
C. Berdon Lawrence
Perry M. Waughtal

Kinder Morgan Management, LLC Form 10-K

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth information as of January 31, 2010, regarding (a) the beneficial ownership of (i) Kinder Morgan Energy Partners’ common and Class B units, (ii) our shares and (iii) Kinder Morgan Holdco LLC units by all our directors and those of Kinder Morgan G.P., Inc., by each of the named executive officers identified in Item 11 “Executive Compensation” and by all our directors and executive officers as a group and (b) the beneficial ownership of Kinder Morgan Energy Partners’ common and Class B units and our shares by all persons known by us to own beneficially at least 5% of such shares. Unless otherwise noted, the address of each person below is c/o Kinder Morgan Energy Partners, 500 Dallas Street, Suite 1000, Houston, Texas 77002.

Amount and Nature of Beneficial Ownership(a)

	Kinder Morgan Energy Partners
	Common Units		Class B Units		Kinder Morgan Management, LLC Shares
Name	Number of Units (b)	Percent of Class	Number of Units (c)	Percent of Class	Number of Shares (d)	Percent of Class
Richard D. Kinder (e)	315,979	*	-	-	144,464	*
C. Park Shaper	4,000	*	-	-	30,652	*
Gary L. Hultquist	5,000	*	-	-	-	-
C Berdon Lawrence (f)	5,650	*	-	-	-	-
Perry M. Waughtal	46,918	*	-	-	54,531	*
Steven J. Kean	1,780	*	-	-	2,118	*
Joseph Listengart	5,498	*	-	-	1,414	*
Kimberly A. Dang	121	*	-	-	519	*
Directors and Executive Officers as a group (14 persons) (g)	398,225	*	-	-	258,120	*
Kinder Morgan, Inc. (h)	16,370,428	7.90%	5,313,400	100.00%	12,204,691	14.27%
Kayne Anderson Capital Advisors, L.P. and Richard A. Kayne (i)	-	-	-	-	6,087,460	7.12%
Janus Capital Management LLC (j)	-	-	-	-	7,381,111	8.63%
__________
*Less than 1%.

(a)
Except as noted otherwise, each beneficial owner has sole voting power and sole investment power over the units and shares listed.  On January 18, 2005, our board of directors initiated a rule requiring each director to own a minimum of 10,000 common units, Kinder Morgan Management shares, or a combination thereof by the sixth anniversary of the later to occur of (i) January 18, 2005 or (ii) the election date of the director to our board.

(b)	As of January 31, 2010, Kinder Morgan Energy Partners had 207,310,563 common units issued and outstanding.
(c)	As of January 31, 2010, Kinder Morgan Energy Partners had 5,313,400 Class B units issued and outstanding.
(d)
As of January 31, 2010, we had 85,538,263 shares issued and outstanding, including two voting shares owned by Kinder Morgan G.P., Inc.  In all cases, Kinder Morgan Energy Partners’ i-units will be voted in proportion to the affirmative and negative votes, abstentions and non-votes of owners of our shares.  Through the provisions in Kinder Morgan Energy Partners’ partnership agreement and our limited liability company agreement, the number of our outstanding shares, including voting shares owned by Kinder Morgan G.P., Inc., and the number of Kinder Morgan Energy Partners’ i-units will at all times be equal.

(e)	Includes 7,879 common units and 1,000 Kinder Morgan Management shares owned by Mr. Kinder’s spouse. Mr. Kinder disclaims any and all beneficial or pecuniary interest in these common units and shares.
(f)	Includes 2,450 restricted common units.
(g)
Includes 2,450 restricted common units.  Also includes 7,879 common units and 1,000 Kinder Morgan Management shares owned by an executive’s spouse and 786 Kinder Morgan Management shares held by one of our executives for his children.  The respective executives disclaim any beneficial ownership in 7,879 common units and 1,786 Kinder Morgan Management shares.

(h)	Includes common units owned by Kinder Morgan, Inc. and its consolidated subsidiaries, including 1,724,000 common units owned by Kinder Morgan G.P., Inc.
(i)
As reported on the Schedule 13G/A filed February 10, 2010 by Kayne Anderson Capital Advisors, L.P. and Richard A. Kayne.  Kayne Anderson Capital Advisors, L.P. reported that in regard to Kinder Morgan Management shares, it had sole voting power over 0 shares, shared voting power over 6,084,098 shares, sole disposition power over 0 shares and shared disposition power over 6,084,098  shares.  Mr. Kayne reports that in regard to Kinder Morgan Management shares, he had sole voting power over 3,362 shares, shared voting power over 6,084,098 shares, sole disposition power over 3,362 shares and shared disposition power over 6,084,098 shares.  Kayne Anderson Capital Advisors, L.P.’s and Richard A. Kayne’s address is 1800 Avenue of the Stars, Second Floor, Los Angeles, California 90067.

(j)
As reported on the Schedule 13G/A filed February 16, 2010 by Janus Capital Management LLC.  Janus Capital Management reported that in regard to Kinder Morgan Management shares, it has sole voting power over 7,322,993 shares, shared voting power over 58,118 shares, sole disposition power over 7,322,993 and shared disposition power over 58,118 shares.  Janus Capital Management LLC’s address is 151 Detroit Street, Denver, Colorado, 80206.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. (continued)	Kinder Morgan Management, LLC Form 10-K

Amount and Nature of Beneficial Ownership(a)

Name	Kinder Morgan Holdco LLC Class A Units	% of Class A Units (b)	Kinder Morgan Holdco LLC Class A-1 Units	% of Class A-1 Units (c)	Kinder Morgan Holdco LLC Class B Units	% of Class B Units (d)
Richard D. Kinder (e)	2,424,000,000	30.6%	–	–	791,405,452	40.0%
C. Park Shaper (f)	13,598,785	*	7,799,775	28.3%	217,636,499	11.0%
Gary L. Hultquist	–	–	–	–	–	–
C. Berdon Lawrence	–	–	–	–	–	–
Perry M. Waughtal	–	–	–	–	–	–
Steven J. Kean	6,684,149	*	3,833,788	13.9%	158,281,090	8.0%
Joseph Listengart	6,059,449	*	3,475,483	12.6%	79,140,545	4.0%
Kimberly A. Dang (g)	750,032	*	430,191	1.6%	49,462,841	2.5%
Directors and Executive Officers as a group (14 persons)	2,460,763,539	31.1%	21,086,247	76.5%	1,626,338,205	82.2%
____________
*Less than 1%.
(a)	Except as noted otherwise, each beneficial owner has sole voting power and sole investment power over the units listed.
(b)	As of January 31, 2010, Kinder Morgan Holdco LLC had 7,914,367,913 Class A Units issued and outstanding.
(c)
As of January 31, 2010, Kinder Morgan Holdco LLC had 27,225,694 Class A-1 Units issued and outstanding and 345,042 phantom Class A-1 Units issued and outstanding.  The phantom Class A-1 Units were issued to Canadian management employees.

(d)
As of January 31, 2010, Kinder Morgan Holdco LLC had 1,933,997,073 Class B Units issued and outstanding and 44,516,557 phantom Class B Units issued and outstanding.  The phantom Class B Units were issued to Canadian management employees.

(e)
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

(f)
Includes 217,636,499 Class B Units that Mr. Shaper transferred to a limited partnership.  Mr. Shaper may be deemed to be the beneficial owner of these transferred Class B Units because he controls the voting and disposition power of these Class B Units, but he disclaims approximately twenty-two percent of any beneficial and pecuniary interest in them.

(g)
Includes 49,462,841 Class B Units that Mrs. Dang transferred to a limited partnership.  Mrs. Dang may be deemed to be the beneficial owner of these transferred Class B Units because she has voting and disposition power of these Class B Units, but she disclaims ten percent of any beneficial and pecuniary interest in them.

Equity Compensation Plan Information

The following table sets forth information regarding Kinder Morgan Energy Partners’ equity compensation plans as of December 31, 2009. Specifically, the table provides information regarding the Kinder Morgan Energy Partners, L.P. Common Unit Compensation Plan for Non-Employee Directors, described in Item 11, “Executive Compensation—Director Compensation—Directors Fees.”

Plan category	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	-

Equity compensation plans not approved by security holders	74,682

Total	74,682

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Related Transactions

Our policy is that (i) employees must obtain authorization from the appropriate business unit president of the relevant company or head of corporate function and (ii) directors, business unit presidents, executive officers and heads of corporate functions must obtain authorization from the non-interested members of the audit committee of the applicable board of directors, for any business relationship or proposed business transaction in which they or an immediate family member has a direct or indirect interest, or from which they or an immediate family member may derive a personal benefit (a “related party transaction”).  The maximum dollar amount of related party transactions that may be approved as described above in this paragraph in any calendar year is $1.0 million.  Any related party transactions that would bring the total value of such transactions to greater than $1.0 million must be referred to the audit committee of the appropriate board of directors for approval or to determine the procedure for approval.

Item 13.	Certain Relationships and Related Transactions, and Director Independence. (continued)	Kinder Morgan Management, LLC Form 10-K

General and Administrative Expenses

KMGP Services Company, Inc., a subsidiary of Kinder Morgan G.P., Inc., provides employees, and Kinder Morgan Services LLC, our wholly owned subsidiary, provides centralized payroll and employee benefits services to us, Kinder Morgan G.P., Inc., Kinder Morgan Energy Partners and Kinder Morgan Energy Partners’ operating partnerships and subsidiaries (collectively, the “Group”). Employees of KMGP Services Company, Inc. are assigned to work for one or more members of the Group. The direct costs of all compensation, benefits expenses, employer taxes and other employer expenses for these employees are allocated and charged by Kinder Morgan Services LLC to the appropriate members of the Group, and the members of the Group reimburse Kinder Morgan Services LLC for their allocated shares of these direct costs. There is no profit or margin charged by Kinder Morgan Services LLC to the members of the Group. The administrative support necessary to implement these payroll and benefits services is provided by the human resource department of Kinder Morgan,  Inc., and the related administrative costs are allocated to members of the Group in accordance with existing expense allocation procedures. The effect of these arrangements is that each member of the Group bears the direct compensation and employee benefits costs of its assigned or partially assigned employees, as the case may be, while also bearing its allocable share of administrative costs. Pursuant to its limited partnership agreement, Kinder Morgan Energy Partners provides reimbursement for its share of these administrative costs and such reimbursements will be accounted for as described above.  Additionally, Kinder Morgan Energy Partners reimburses us with respect to costs incurred or allocated to us in accordance with Kinder Morgan Energy Partners’ limited partnership agreement, the delegation of control agreement among Kinder Morgan G.P., Inc., Kinder Morgan Energy Partners, us and others, and our limited liability company agreement.

Our named executive officers and other employees that provide management or services to both Kinder Morgan, Inc. and the Group are employed by Kinder Morgan, Inc. Additionally, other Kinder Morgan, Inc. employees assist in the operation of Kinder Morgan Energy Partners’ Natural Gas Pipeline assets. These Kinder Morgan, Inc. employees’ expenses are allocated without a profit component between Kinder Morgan, Inc. and the appropriate members of the Group.

Kinder Morgan Energy Partners’ Distributions

Kinder Morgan G.P., Inc.

Kinder Morgan G.P., Inc. serves as the sole general partner of Kinder Morgan Energy Partners. Pursuant to their partnership agreements, Kinder Morgan G.P., Inc.’s general partner interests represent a 1% ownership interest in Kinder Morgan Energy Partners, and a direct 1.0101% ownership interest in each of Kinder Morgan Energy Partners’ five operating partnerships. Collectively, Kinder Morgan G.P., Inc. owns an effective 2% interest in the operating partnerships, excluding incentive distributions rights as follows:

•	its 1.0101% direct general partner ownership interest (accounted for as noncontrolling interests in the consolidated financial statements of Kinder Morgan Energy Partners); and
•
its 0.9899% ownership interest indirectly owned via its 1% ownership interest in Kinder Morgan Energy Partners. As of December 31, 2009, Kinder Morgan G.P., Inc. owned 1,724,000 common units, representing approximately 0.58% of Kinder Morgan Energy Partners’ outstanding limited partner units.

Kinder Morgan Energy Partners’ partnership agreement requires that it distribute 100% of available cash, as defined in the partnership agreement, to its partners within 45 days following the end of each calendar quarter in accordance with their respective percentage interests. Available cash consists generally of all of Kinder Morgan Energy Partners’ cash receipts, including cash received by its operating partnerships and net reductions in reserves, less cash disbursements and net additions to reserves and amounts payable to the former general partner of SFPP, L.P. in respect of its remaining 0.5% interest in SFPP, L.P.

Kinder Morgan G.P., Inc. is granted discretion by Kinder Morgan Energy Partners’ partnership agreement, which discretion has been delegated to us, subject to the approval of Kinder Morgan G.P., Inc. in certain cases, to establish, maintain and adjust reserves for the proper conduct of its business, which might include reserves for matters such as future operating expenses, debt service, maintenance capital expenditures and rate refunds and for distributions for the next four quarters. These reserves are not restricted by magnitude, but only by type of future cash requirements with which they can be associated. When we determine Kinder Morgan Energy Partners’ quarterly distributions, we consider current and expected reserve needs along with current and expected cash flows to identify the appropriate sustainable distribution level.

Kinder Morgan G.P., Inc. and owners of Kinder Morgan Energy Partners’ common units and Class B units receive distributions in cash, while we, the sole owner of Kinder Morgan Energy Partners’ i-units, receive distributions in additional i-units. Kinder Morgan Energy Partners does not distribute cash to i-unit owners but retains the cash for use in its business. However, the cash equivalent of distributions of i-units is treated as if it had actually been distributed for purposes of determining the distributions to Kinder Morgan G.P., Inc. Each time Kinder Morgan Energy Partners makes a distribution, the number of i-units owned by us and the percentage of Kinder Morgan Energy Partners’ total units owned by us increase automatically under the provisions of Kinder Morgan Energy Partners’ partnership agreement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence. (continued)	Kinder Morgan Management, LLC Form 10-K

Kinder Morgan, Inc.

Kinder Morgan, Inc. is the sole owner of all the common equity of Kinder Morgan G.P., Inc. Also, as of December 31, 2009, Kinder Morgan, Inc. directly owned 10,852,788 common units, indirectly owned 5,313,400 Class B units and 5,517,640 common units owned by its consolidated affiliates, including Kinder Morgan G.P., Inc., and owned 12,204,694 of our shares, representing an indirect ownership interest of 12,204,694 Kinder Morgan Energy Partners’ i-units. Together, these units represent approximately 11.4% of Kinder Morgan Energy Partners’ outstanding limited partner units. At the 2009 distribution level, Kinder Morgan, Inc. received approximately 51% of all quarterly distributions from Kinder Morgan Energy Partners, of which approximately 45% was attributable to its general partner interest and the remaining 6% was attributable to its limited partner interest. The actual level of distributions Kinder Morgan, Inc. will receive in the future will vary with the level of distributions to the limited partners determined in accordance with Kinder Morgan Energy Partners’ partnership agreement.

Kinder Morgan Management, LLC

As of December 31, 2009, we as Kinder Morgan G.P., Inc.’s delegate, were the sole owner of Kinder Morgan Energy Partners’ 85,538,263 i-units.

Operations

Kinder Morgan, Inc. or its subsidiaries operate and maintain for Kinder Morgan Energy Partners the assets comprising Kinder Morgan Energy Partners’ Natural Gas Pipelines business segment. Kinder Morgan, Inc. operates Trailblazer Pipeline Company LLC’s assets under a long-term contract pursuant to which Trailblazer Pipeline Company LLC incurs the costs and expenses related to Kinder Morgan, Inc.’s operation and maintenance of the assets. Trailblazer Pipeline Company LLC provides the funds for its own capital expenditures. Kinder Morgan, Inc. does not profit from or suffer loss related to its operation of Trailblazer Pipeline Company LLC’s assets.

The remaining assets comprising Kinder Morgan Energy Partners’ Natural Gas Pipelines business segment as well as Kinder Morgan Energy Partners’ Cypress Pipeline (and Kinder Morgan Energy Partners’ North System until its sale in October 2007), which are part of Kinder Morgan Energy Partners’ Products Pipelines business segment, are operated under other agreements between Kinder Morgan, Inc. and Kinder Morgan Energy Partners. Pursuant to the applicable underlying agreements, Kinder Morgan Energy Partners pays Kinder Morgan, Inc. either a fixed amount or actual costs incurred as reimbursement for the corporate general and administrative expenses incurred in connection with the operation of these assets. The amounts paid to Kinder Morgan, Inc. for corporate general and administrative costs, including amounts related to Trailblazer Pipeline Company LLC, were $46.5 million of actual costs incurred for 2009 (and no fixed costs), $45.0 million of actual costs incurred for 2008 (and no fixed costs) and $1.0 million of fixed costs and $48.1 million of actual costs incurred for 2007.

Kinder Morgan Energy Partners believes the amounts paid to Kinder Morgan, Inc. for the services they provide each year fairly reflect the value of the services performed. However, due to the nature of the allocations, these reimbursements may not exactly match the actual time and overhead spent. Kinder Morgan Energy Partners believes the fixed amounts that were agreed upon at the time the contracts were entered into were reasonable estimates of the corporate general and administrative expenses to be incurred by Kinder Morgan, Inc. and its subsidiaries in performing such services. Kinder Morgan Energy Partners also reimburses Kinder Morgan, Inc. and its subsidiaries for operating and maintenance costs and capital expenditures incurred with respect to these assets.

Kinder Morgan, Inc. or its subsidiaries operate and maintain for Kinder Morgan Energy Partners the power plant Kinder Morgan Energy Partners constructed at the SACROC oil field unit, located in the Permian Basin area of West Texas. The power plant provides approximately half of SACROC’s current electricity needs. Kinder Morgan Power Company, a subsidiary of Kinder Morgan, Inc., operates and maintains the power plant under a five-year contract expiring in June 2010. Pursuant to the contract, Kinder Morgan, Inc. incurs the costs and expenses related to operating and maintaining the power plant for the production of electrical energy at the SACROC field. Such costs include supervisory personnel and qualified operating and maintenance personnel in sufficient numbers to accomplish the services provided in accordance with good engineering, operating and maintenance practices. Kinder Morgan Production Company fully reimburses Kinder Morgan,  Inc.’s expenses, including all agreed upon labor costs.

In addition, Kinder Morgan Production Company is responsible for processing and directly paying invoices for fuels utilized by the plant. Other materials, including but not limited to lubrication oil, hydraulic oils, chemicals, ammonia and any catalyst are purchased by Kinder Morgan, Inc. and invoiced monthly as provided by the contract, if not paid directly by Kinder Morgan Production Company. The amounts paid to Kinder Morgan, Inc. in 2009, 2008 and 2007 for operating and maintaining the power plant were $5.4 million, $3.1 million and $3.1 million, respectively. Furthermore, Kinder Morgan Energy Partners believes the amounts paid to Kinder Morgan, Inc. for the services it provides each year fairly reflect the value of the services performed.

Item 13.	Certain Relationships and Related Transactions, and Director Independence. (continued)	Kinder Morgan Management, LLC Form 10-K

KM Insurance, Ltd., referred to as KMIL, is a Bermuda insurance company and wholly owned subsidiary of Kinder Morgan, Inc. KMIL was formed during 2005 as a Class 2 Bermuda insurance company, the sole business of which is to issue policies for Kinder Morgan, Inc. and Kinder Morgan Energy Partners to secure the deductible portion of Kinder Morgan Energy Partners’ workers compensation, automobile liability, and general liability policies placed in the commercial insurance market. Kinder Morgan Energy Partners accrues for the cost of insurance, which is included in the related party general and administrative expenses and which totaled approximately $8.4 million in 2009, $7.6 million in 2008 and $3.6 million in 2007.

From time to time in the ordinary course of business, Kinder Morgan Energy Partners buys and sells pipeline and related services from Kinder Morgan, Inc. and its subsidiaries. Such transactions are conducted in accordance with all applicable laws and regulations and on an arms’ length basis consistent with Kinder Morgan Energy Partners’ policies governing such transactions.  In conjunction with Kinder Morgan Energy Partners’ acquisition of certain natural gas pipelines from Kinder Morgan, Inc., it agreed to indemnify Kinder Morgan Energy Partners with respect to approximately $733.5 million of its debt.  Kinder Morgan, Inc. would be obligated to perform under this indemnity only if Kinder Morgan Energy Partners’ assets were unable to satisfy its obligations.

As discussed in Note 2 of the accompanying Notes to Consolidated Financial Statements, as a result of the Going Private transaction, a number of individuals and entities became significant investors in Kinder Morgan Holdco LLC. By virtue of the size of their ownership interest in Kinder Morgan Holdco LLC, two of those investors became “related parties” to Kinder Morgan Energy Partners (as that term is defined in authoritative accounting literature): (i) American International Group, Inc. (“AIG”) and certain of its affiliates; and (ii) Goldman Sachs Capital Partners (“Goldman Sachs”) and certain of its affiliates. Kinder Morgan Energy Partners and/or its affiliates enter into transactions with certain AIG affiliates in the ordinary course of their conducting insurance and insurance-related activities, although no individual transaction is, and all such transactions collectively are not, material to Kinder Morgan Energy Partners’ consolidated financial statements.

Kinder Morgan Energy Partners also conducts commodity risk management activities in the ordinary course of implementing its risk management strategies in which the counterparty to certain of its derivative transactions is an affiliate of Goldman Sachs. In conjunction with these activities, Kinder Morgan Energy Partners is a party (through one of its subsidiaries engaged in the production of crude oil) to a hedging facility with J. Aron & Company/Goldman Sachs which requires Kinder Morgan Energy Partners to provide certain periodic information, but does not require the posting of margin. As a result of changes in the market value of Kinder Morgan Energy Partners’ derivative positions, Kinder Morgan Energy Partners has created both amounts receivable from and payable to Goldman Sachs affiliates.

The following table summarizes the fair values of these energy commodity derivative contracts associated with Kinder Morgan Energy Partners’ commodity price risk management activities with related parties and included on its consolidated balance sheets as of December 31, 2009 and 2008 (in millions):

	December 31,
	2009	2008
Derivatives-net Asset/(Liability)
Other current assets	$4.3	$60.4
Deferred charges and other assets	$18.4	$20.1
Accrued other current liabilities	$(96.8)	$(13.2)
Other long-term liabilities and deferred credits	$(190.8)	$(24.1)

Transactions with Kirby Corporation

Mr. C. Berdon Lawrence, a director on our board and on Kinder Morgan G.P.’s board of directors, is Chairman of the Board of Kirby Corporation.  In 2009 and 2008, Kirby Corporation received payments from Kinder Morgan Energy Partners’ subsidiaries totaling $18,878 and $430,835, respectively, and made payments to these subsidiaries totaling $144,300 in 2008 for services in the ordinary course of Kirby Corporation’s and Kinder Morgan Energy Partners’ Terminals segment’s businesses.

Other

Generally, we make all decisions relating to the management and control of Kinder Morgan Energy Partners’ business. Kinder Morgan G.P., Inc. owns all of our voting securities. Kinder Morgan, Inc., through its wholly owned and controlled subsidiary Kinder Morgan (Delaware), Inc., owns all the common stock of Kinder Morgan G.P., Inc. Certain conflicts of interest could arise as a result of the relationships among Kinder Morgan Energy Partners, Kinder Morgan G.P., Inc., Kinder Morgan, Inc. and us. The officers of Kinder Morgan, Inc. have fiduciary duties to manage Kinder Morgan, Inc., including selection and management of its investments in its subsidiaries and affiliates, in a manner beneficial to themselves. In general, we have a fiduciary duty to manage Kinder Morgan Energy Partners in a manner beneficial to Kinder Morgan Energy Partners’ unitholders. The partnership agreements for Kinder Morgan Energy Partners and its operating partnerships

Item 13.	Certain Relationships and Related Transactions, and Director Independence. (continued)	Kinder Morgan Management, LLC Form 10-K

contain provisions that allow us to take into account the interests of parties in addition to Kinder Morgan Energy Partners in resolving conflicts of interest, thereby limiting our fiduciary duty to Kinder Morgan Energy Partners’ unitholders, as well as provisions that may restrict the remedies available to Kinder Morgan Energy Partners’ unitholders for actions taken that might, without such limitations, constitute breaches of fiduciary duty.

The partnership agreements provide that in the absence of bad faith by us, the resolution of a conflict by us will not be a breach of any duties. The duty of the officers of Kinder Morgan, Inc. may, therefore, come into conflict with our duties and the duties of our directors and officers to Kinder Morgan Energy Partners’ unitholders. The audit committee of our board of directors will, at our request, review (and is one of the means for resolving) conflicts of interest that may arise between Kinder Morgan, Inc. or its subsidiaries, on the one hand, and Kinder Morgan Energy Partners, on the other hand.

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

For more information regarding other related party transactions, see Note 4 of the accompanying Notes to Consolidated Financial Statements.

Director Independence

Pursuant to a delegation of control agreement among Kinder Morgan Energy Partners, its general partner, us and others, we manage and control the business and affairs of Kinder Morgan Energy Partners, except that we cannot take certain specified actions without the approval of Kinder Morgan Energy Partners’ general partner. The limited partnership agreement of Kinder Morgan Energy Partners provides for a general partner of the Partnership rather than a board of directors. Through the operation of Kinder Morgan Energy Partners’ limited partnership agreement and the delegation of control agreement, our board of directors performs the functions of and is the equivalent of a board of directors of Kinder Morgan Energy Partners. Similarly, the standing committees of our board function as standing committees of the board of Kinder Morgan Energy Partners. Our board of directors is comprised of the same persons who comprise Kinder Morgan Energy Partners’ general partner’s board of directors. References in this report to the board mean our board acting as the delegate of and as the board of directors of Kinder Morgan Energy Partners’ general partner, and references to committees mean committees of the board acting as the delegate of and as the committees of the board of directors of Kinder Morgan Energy Partners’ general partner.

The board has adopted governance guidelines for the board and charters for the audit committee, nominating and governance committee and compensation committee. The governance guidelines and the rules of the New York Stock Exchange require that a majority of the directors be independent, as described in those guidelines, the committee charters and rules, respectively. Copies of the guidelines and committee charters are available on our internet website at www.kindermorgan.com. To assist in making determinations of independence, the board has determined that the following categories of relationships are not material relationships that would cause the affected director not to be independent:

•
If the director was an employee, or had an immediate family member who was an executive officer, of us or Kinder Morgan Energy Partners or any of our or its affiliates, but the employment relationship ended more than three years prior to the date of determination (or, in the case of employment of a director as an interim chairman, interim chief executive officer or interim executive officer, such employment relationship ended by the date of determination);

•
If during any twelve month period within the three years prior to the determination the director received no more than, and has no immediate family member that received more than, $100,000 in direct compensation from Kinder Morgan Energy Partners or its affiliates, other than (i) director and committee fees and pension or other forms of deferred compensation for prior service (provided such compensation is not contingent in any way on continued service), (ii) compensation received by a director for former service as an interim chairman, interim chief executive officer or interim executive officer, and (iii) compensation received by an immediate family member for service as an employee (other than an executive officer);

•
If the director is at the date of determination a current employee, or has an immediate family member that is at the date of determination a current executive officer, of another company that has made payments to, or received payments from, Kinder Morgan Energy Partners and its affiliates for property or services in an amount which, in each of the three fiscal years prior to the date of determination, was less than the greater of $1.0 million or 2% of such other company’s annual consolidated gross revenues. Contributions to tax-exempt organizations are not considered payments for purposes of this determination;

Item 13.	Certain Relationships and Related Transactions, and Director Independence. (continued)	Kinder Morgan Management, LLC Form 10-K

•
If the director is also a director, but is not an employee or executive officer, of Kinder Morgan Energy Partners’ general partner or another affiliate or affiliates of us or Kinder Morgan Energy Partners, so long as such director is otherwise independent; and

•	If the director beneficially owns less than 10% of each class of voting securities of us, Kinder Morgan Energy Partners or its general partner.

The board has affirmatively determined that Messrs. Hultquist, Lawrence and Waughtal, who constitute a majority of the directors, are independent as described in our governance guidelines and the New York Stock Exchange rules. Each of them meets the standards above and has no other relationship with us. In conjunction with all regular quarterly and certain special board meetings, these three non-management directors also meet in executive session without members of management. In January 2010, Mr. Waughtal was elected for a one year term to serve as lead director to develop the agendas for and preside at these executive sessions of independent directors.

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

The following sets forth fees billed for the audit and other services provided by PricewaterhouseCoopers LLP for the fiscal years ended December 31, 2009 and 2008:

	Year Ended December 31,
	2009	2008
Audit fees (a)	$262,139	$226,000
Total	$262,139	$226,000
__________
(a)
Includes fees for integrated audit of annual financial statements and internal control over financial reporting, reviews of the related quarterly financial statements and reviews of documents filed with the Securities and Exchange Commission.

All services rendered by PricewaterhouseCoopers LLP are permissible under applicable laws and regulations, and were pre-approved by our audit committee and our general partner.  Pursuant to the charter of our audit committee, the delegate of our general partner, the committee’s primary purposes include the following: (i) to select, appoint, engage, oversee, retain, evaluate and terminate our external auditors, (ii) to pre-approve all audit and non-audit services, including tax services, to be provided, consistent with all applicable laws, to us by our external auditors and (iii) to establish the fees and other compensation to be paid to our external auditors.  The audit committee has reviewed the external auditors’ fees for audit and non audit services for fiscal year 2009.  The audit committee has also considered whether such non audit services are compatible with maintaining the external auditors’ independence and has concluded that they are compatible at this time.

Furthermore, the audit committee will review the external auditors’ proposed audit scope and approach as well as the performance of the external auditors.  It also has direct responsibility for and sole authority to resolve any disagreements between our management and our external auditors regarding financial reporting, will regularly review with the external auditors any problems or difficulties the auditors encountered in the course of their audit work, and will, at least annually, use its reasonable efforts to obtain and review a report from the external auditors addressing the following (among other items): (i) the auditors’ internal quality-control procedures, (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the external auditors, (iii) the independence of the external auditors and (iv) the aggregate fees billed by our external auditors for each of the previous two fiscal years.

Kinder Morgan Management, LLC Form 10-K

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) 1.	Financial Statements

Reference is made to the index of financial statements and supplementary data under Item 8 in Part II.

2.	Financial Statement Schedules

The financial statements of Kinder Morgan Energy Partners, L.P., our equity method investee, are incorporated herein by reference from pages 112 through 195 of Kinder Morgan Energy Partners L.P.’s Annual Report on Form 10-K for the year ended December 31, 2009, which is included in this filing as Exhibit 99.1 and incorporated herein by reference.

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
Amendment No. 1, dated as of July 20, 2007, to Delegation of Control Agreement dated May 18, 2001, among Kinder Morgan Management, LLC, Kinder Morgan G.P., Inc., and Kinder Morgan Energy Partners and its operating limited partnership subsidiaries, attached as Annex C to the Second Amended and Restated Limited Liability Company Agreement of Kinder Morgan Management, LLC, as amended (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 20, 2007 and incorporated by reference herein).

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
Registration Rights Agreement dated May 18, 2001 among the Company, Kinder Morgan Energy Partners and Kinder Morgan, Inc. (filed as Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (Commission File No. 1-16459) and incorporated by reference herein).

10.1	—
Form of Tax Indemnity Agreement between the Company and Kinder Morgan, Inc. (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-55868) and incorporated by reference herein).

10.2	—
Delegation of Control Agreement among Kinder Morgan Management, LLC, Kinder Morgan G.P., Inc. and Kinder Morgan Energy Partners and its operating partnerships (filed as Exhibit 10.1 to the Kinder Morgan Energy Partners June 30, 2001 Form 10-Q (Commission File No. 1-11234) and incorporated by reference herein).

10.3	—
Amendment No. 1, dated as of July 20, 2007, to Delegation of Control Agreement dated May 18, 2001, among Kinder Morgan Management, LLC, Kinder Morgan G.P., Inc., and Kinder Morgan Energy Partners and its operating limited partnership subsidiaries (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 20, 2007 and incorporated by reference herein).

10.4	—	2005 Annual Incentive Plan of Kinder Morgan, Inc. (filed as Appendix D to Kinder Morgan, Inc.’s 2006 Proxy Statement on Schedule 14A and incorporated by reference herein).

Kinder Morgan Management, LLC Form 10-K

Exhibit
Number                                                                     Description

21.1*	—	List of Subsidiaries.
23.1*	—	Consent of PricewaterhouseCoopers LLP.
31.1*	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	—	Kinder Morgan Energy Partners, L.P. Annual Report on Form 10-K for the year ended December 31, 2009.
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
Date: February 25, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities set forth below and as of the date set forth above.

/s/ Richard D. Kinder	Director, Chairman and Chief Executive Officer
Richard D. Kinder	(Principal Executive Officer)

/s/ Kimberly A. Dang	Vice President and Chief Financial Officer (Principal
Kimberly A. Dang	Financial Officer and Principal Accounting Officer)

/s/ Gary L. Hultquist	Director
Gary L. Hultquist

/s/ C. Berdon Lawrence	Director
C. Berdon Lawrence

/s/ C. Park Shaper	Director and President
C. Park Shaper

/s/ Perry M. Waughtal	Director
Perry M. Waughtal