Form 10-Q
period 2010-06-30
KINDER MORGAN MANAGEMENT LLC
filed 2010-08-03
CIK 1135017

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

F O R M 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010
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

The number of shares outstanding for each of the registrant’s classes of common equity, as of July 30, 2010 was two voting shares and 88,670,861 listed shares.

Kinder Morgan Management, LLC Form 10-Q

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY

Kinder Morgan Management, LLC Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(In Millions Except Per Share Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Equity in earnings of Kinder Morgan Energy Partners, L.P.	$76.1	$25.1	$67.2	$35.5
Income taxes	27.7	8.6	24.4	13.7

Net Income	$48.4	$16.5	$42.8	$21.8

Earnings per Share
Basic	$0.55	$0.20	$0.49	$0.27
Diluted	$0.55	$0.20	$0.49	$0.27

Number of shares used in computing Earnings per Share
Basic	87.9	81.0	87.2	80.0
Diluted	87.9	81.0	87.2	80.0

The accompanying notes are an integral part of these consolidated financial statements.

Kinder Morgan Management, LLC Form 10-Q

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In Millions Except Shares)

	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS

Current assets
Accounts receivable, related party	$7.3	$9.9
Other current assets	0.7	1.3
Total current assets	8.0	11.2

Investment in Kinder Morgan Energy Partners, L.P.	2,625.8	2,523.5

Total Assets	$2,633.8	$2,534.7

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$1.2	$2.6
Accrued other current liabilities	6.7	8.5
Total current liabilities	7.9	11.1

Deferred income taxes	183.1	146.1

Shareholders’ Equity
Voting shares - unlimited authorized; 2 voting shares issued and outstanding	0.1	0.1
Listed shares - unlimited authorized; 88,670,861 and 85,538,261 listed shares issued and outstanding, respectively	3,140.1	2,966.0
Retained deficit	(680.6)	(549.3)
Accumulated other comprehensive loss	(16.8)	(39.3)
Total Shareholders’ Equity	2,442.8	2,377.5

Total Liabilities and Shareholders’ Equity	$2,633.8	$2,534.7

The accompanying notes are an integral part of these consolidated financial statements.

Kinder Morgan Management, LLC Form 10-Q

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Millions)
(Unaudited)

	Six Months Ended June 30,
	2010	2009
Cash Flows From Operating Activities
Net income	$42.8	$21.8
Adjustments to reconcile net income to net cash flows from operating activities
Deferred income taxes	24.4	13.7
Equity in earnings of Kinder Morgan Energy Partners, L.P.	(67.2)	(35.5)
Changes in components of working capital
Accounts receivable, related party	2.6	1.7
Other current assets	0.6	(1.7)
Accounts payable	(1.4)	0.1
Accrued other current liabilities	(1.8)	(0.1)
Net Cash Provided by Operating Activities	-	-

Cash Flows From Investing Activities
Purchase of i-units of Kinder Morgan Energy Partners, L.P.	-	-
Net Cash Used In Investing Activities	-	-

Cash Flows From Financing Activities
Shares issued	-	-
Net Cash Provided by Financing Activities	-	-

Increase in Cash and Cash Equivalents	-	-
Cash and Cash Equivalents, beginning of period	-	-
Cash and Cash Equivalents, end of period	$-	$-

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

The consolidated financial statements reflect normal adjustments, and also recurring adjustments that are, in the opinion of management, necessary for a fair presentation of our financial results for the interim periods.  You should read these interim consolidated financial statements in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2009 (“2009 Form 10-K”) and KMP’s Annual Report on Form 10-K for the year ended December 31, 2009 (“KMP 2009 Form 10-K”) and KMP’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

Accounting for Investments in Kinder Morgan Energy Partners, L.P.

We use the equity method of accounting for our investment in KMP, a publicly traded limited partnership and its common units are traded on the New York Stock Exchange under the symbol “KMP.” We record, in the period in which it is earned, our share of the earnings of KMP attributable to the i-units we own.  We receive distributions from KMP in the form of additional i-units, which increase the number of i-units we own.  We issue additional shares (or fractions thereof) to our existing shareholders in an amount equal to the additional i-units received from KMP.  At June 30, 2010, through our ownership of KMP i-units, we owned approximately 28.8% of all of KMP’s outstanding limited partner interests.

2.   Earnings per Share

Both basic and diluted earnings per share are computed based on the weighted-average number of shares outstanding during each period, adjusted for share splits.  There are no securities outstanding that may be converted into or exercised for shares.

3.   Share Distributions

On February 12, 2010, we paid a share distribution of 0.018430 shares per outstanding share (1,576,470 total shares) to shareholders of record as of January 29, 2010, based on the $1.05 per common unit distribution declared by KMP.  On May 14, 2010, we paid a share distribution of 0.017863 shares per outstanding share (1,556,130 total shares) to shareholders of record as of April 30, 2010, based on the $1.07 per common unit distribution declared by KMP.  On August 13, 2010, we will pay a share distribution of 0.018336 shares per outstanding share (1,625,869 total shares) to shareholders of record as of July 30, 2010, based on the $1.09 per common unit distribution declared by KMP. These distributions are paid in the form of additional shares or fractions thereof calculated by dividing

Kinder Morgan Management, LLC Form 10-Q

KMP’s cash distribution per common unit by the average market price of a share determined for a ten-trading day period ending on the trading day immediately prior to the ex-dividend date for our shares.

4.   Business Activities and Related Party Transactions

We do not receive a fee for our services under the delegation of control agreement, nor do we receive any margin or profit when we are reimbursed for expenses incurred.  We incurred, on behalf of KMP, approximately $74.2 million and $151.0 million of expenses during the three and six months ended June 30, 2010, respectively, and approximately $65.8 million and $139.4 million of expenses during the three and six months ended June 30, 2009, respectively.  The expense reimbursements by KMP to us are accounted for as a reduction to the expense incurred by us.  At June 30, 2010 and December 31, 2009, $7.3 million and $9.9 million, respectively, primarily receivables from KMP, are recorded in the caption “Accounts receivable, related party” in the accompanying interim Consolidated Balance Sheets.

One of our affiliates provides, and incurs expense with respect to, payroll services to KMP.  These expenses are reimbursed by KMP at cost.  These expenses totaled approximately $79.7 million and $194.6 million during the three and six months ended June 30, 2010, respectively, and $69.0 million and $174.7 million during the three and six months ended June 30, 2009, respectively.

5.   Summarized Income Statement Information for KMP

Following is summarized income statement information for KMP (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues	$1,961.5	$1,645.3	$4,091.1	$3,431.8
Operating costs, expenses and other(a)	1,517.9	1,273.3	3,359.6	2,719.8
Operating income	$443.6	$372.0	$731.5	$712.0

Net income	$365.1	$328.6	$592.5	$595.4

Net income attributable to KMP	$361.2	$323.8	$586.5	$587.7

General Partner’s interest in net income(b)	$92.5	$232.8	$341.7	$456.5

Limited Partners’ interest in net income	$268.7	$91.0	$244.8	$131.2
____________
(a)	Six months ended June 30, 2010 amount includes a $158.0 million increase in expense associated with rate case liability adjustments.
(b)	Three and six months ended June 30, 2010 amounts include a reduction of incentive of $168.3 million from the ICT Distribution (see following).

Our net income for the three and six months ended June 30, 2010 was $48.4 million and $42.8 million, respectively, and $16.5 million and $21.8 million for the three and six months ended June 30, 2009, respectively. Our net income for the six months ended June 30, 2010 includes a reduction of $29.0 million, representing our share of KMP’s $158.0 million expense associated with rate case liability adjustments, net of income taxes. Our net income for the three and six months ended June 30, 2010 includes a $30.8 million after-tax increase due to higher KMP limited partners net income as a result of the $168.3 million decrease in the general partners incentive from an interim capital transaction (ICT Distribution). Under an ICT Distribution, KMP’s general partner receives no incentive distribution. Please see Note 5 of the accompanying Notes to Consolidated Financial Statements in KMP’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 for a further description of this ICT Distribution. This information should be read in conjunction with the KMP 2009 Form 10-K and KMP’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

Notwithstanding the consolidation of KMP and its subsidiaries into KMI’s financial statements, except as explicitly disclosed, KMI is not liable for, and its assets are not available to satisfy, the obligations of KMP and/or

Kinder Morgan Management, LLC Form 10-Q

its subsidiaries and vice versa.  Responsibility for settlements of obligations reflected in KMI’s or KMP’s financial statements are a legal determination based on the entity that incurs the liability.

6.   Comprehensive Income

Our comprehensive income, which differs from our net income solely due to our equity in the other comprehensive income (loss) of KMP is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income	$48.4	$16.5	$42.8	$21.8
Other comprehensive income (loss), net of tax
Change in fair value of derivatives utilized for hedging purposes (net of tax expense (benefit) of $8.3, $(21.0), $9.7 and $(18.3), respectively)	14.7	(35.8)	17.1	(31.6)
Reclassification of change in fair value of derivatives to net income (net of tax expense of $2.2, $1.9, $4.8 and $0.6, respectively)	4.0	3.3	8.6	1.1
Foreign currency translation adjustments (net of tax expense (benefit) of $(5.0), $8.3, $(1.7) and $4.5, respectively)	(8.9)	14.1	(3.0)	7.7
Adjustments to pension and other postretirement benefit plan liabilities (net of tax benefit of $-, $-, $0.1 and $0.2, respectively)	-	-	(0.2)	(0.3)
Total other comprehensive income (loss)	9.8	(18.4)	22.5	(23.1)
Comprehensive income (loss)	$58.2	$(1.9)	$65.3	$(1.3)

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

Income taxes included in our interim Consolidated Statements of Income are as follows (in millions, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Income taxes	$27.7	$8.6	$24.4	$13.7
Effective tax rate	36.4%	34.3%	36.3%	38.6%

For the three and six months ended June 30, 2010, our effective tax rate was higher than the statutory federal income tax rate of 35% primarily due to state income taxes and a decrease in our share of non-deductible goodwill associated with our investment in KMP. For the three months ended June 30, 2009, our effective tax rate was lower than the statutory federal rate primarily due to an increase in our share of non-deductible goodwill associated with our investment in KMP, which was partially offset by state income taxes. For the six months ended June 30, 2009, our effective tax rate was higher than the statutory federal rate due to state income taxes as well as a decrease in our share of non-deductible goodwill associated with our investment in KMP.

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

Results of Operations

Our results of operations consist of the offsetting expenses and receipts associated with our managing and controlling the business and affairs of KMP and our equity in the earnings of KMP attributable to the i-units we own.  At June 30, 2010, through our ownership of i-units, we owned approximately 28.8% of all of KMP’s outstanding limited partner interests.  We use the equity method of accounting for our investment in KMP and record earnings as described below.  Our percentage ownership in KMP changes over time upon the distribution of additional i-units to us or upon issuances of additional common units or other equity securities by KMP.

Our earnings, as reported in the accompanying interim Consolidated Statements of Income, represent equity in earnings of KMP attributable to the i-units we own, reduced by a deferred income tax provision and adjusted for the purchase method of accounting push-down effect on us from KMI’s Going Private transaction, further described in Note 2 of the Notes to Consolidated Financial Statements included in our 2009 Form 10-K.  The deferred income tax provision is calculated based on the book/tax basis difference created by our recognition, under GAAP, of our share of the earnings of KMP.  Our earnings per share (both basic and diluted) is our net income divided by our weighted-average number of outstanding shares during each period presented.  There are no securities outstanding that may be converted into or exercised for our shares.

For the three and six months ended June 30, 2010, KMP reported limited partners’ interest in net income of $268.7 million and $244.8 million, respectively, and of $91.0 million and $131.2 million for the three and six months ended June 30, 2009, respectively. Our net income for the three and six months ended June 30, 2010 was $48.4 million and $42.8 million, respectively, and $16.5 million and $21.8 million for the three and six months ended June 30, 2009, respectively. Following is summarized income statement information and segment earnings contribution by business segment for KMP.  This information should be read in conjunction with the KMP 2009 Form 10-K and KMP’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

Kinder Morgan Management, LLC Form 10-Q

Kinder Morgan Energy Partners, L.P.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In millions)
Segment earnings before depreciation, depletion, amortization and amortization of excess cost of equity investments(a)
Products Pipelines(b)	$165.2	$155.0	$171.6	$300.4
Natural Gas Pipelines	185.0	162.1	405.6	362.9
CO2	249.4	202.7	502.6	370.1
Terminals	165.5	142.9	316.0	277.6
Kinder Morgan Canada	43.9	46.7	88.9	66.2
Total segment earnings before DD&A	809.0	709.4	1,484.7	1,377.2
Total segment depreciation, depletion and amortization	(223.2)	(203.1)	(450.5)	(413.3)
Total segment amortization of excess cost of investments	(1.5)	(1.5)	(2.9)	(2.9)
General and administrative expenses	(93.4)	(72.6)	(194.5)	(155.1)
Unallocable interest expenses, net of interest income	(123.8)	(101.3)	(240.1)	(205.9)
Unallocable income tax expense	(2.0)	(2.3)	(4.2)	(4.6)
Net income	$365.1	$328.6	$592.5	$595.4
Net income attributable to noncontrolling interests	(3.9)	(4.8)	(6.0)	(7.7)
Net income attributable to KMP	$361.2	$323.8	$586.5	$587.7
General Partner’s interest in net income(c)	$92.5	$232.8	$341.7	$456.5
Limited Partners’ interest in net income	$268.7	$91.0	$244.8	$131.2
____________
(a)	Includes revenues, earnings from equity investments, allocable interest income and other, net, less operating expenses, allocable income taxes and other expense (income).
(b)	Six months ended June 30, 2010 amount includes a $158.0 million increase in expense associated with rate case liability adjustments.
(c)
Three and six months ended June 30, 2010 amounts include a reduction of the incentive of $168.3 million from the ICT Distribution (see Note 5 of the accompanying Notes to Consolidated Financial Statements).

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

None.

Information Regarding Forward-Looking Statements

This filing includes forward-looking statements.  These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts.  They use words such as “anticipate,” “believe,” “intend,” “plan,” “projection,” “forecast,” “strategy,” “position,” “continue,” “estimate,” “expect,” “may,” or the negative of those terms or other variations of them or comparable terminology.  In particular, statements, express or implied, concerning future actions, conditions or events, future operating results or the ability to generate sales, income or cash flow, service debt or to pay dividends or to make distributions are forward-looking statements.  Forward-looking statements are not guarantees of performance.  They involve risks, uncertainties and assumptions.  Future actions, conditions or events and future results of our operations and those of KMP may differ materially from those expressed in these forward-looking statements.  Please see “Information Regarding Forward-Looking Statements” for KMP included in its Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.  Many of the factors that will determine these results are beyond our ability to control or predict.  Specific factors that could cause actual results to differ from those in the forward-looking statements include:

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

Kinder Morgan Management, LLC Form 10-Q

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

•	engineering and mechanical or technological difficulties that KMP may experience with operational equipment, in well completions and workovers, and in drilling new wells;

•	the uncertainty inherent in estimating future oil and natural gas production or reserves that KMP may experience;

•	the ability of KMP to complete expansion projects on time and on budget;

•	the timing and success of KMP’s business development efforts; and

•	unfavorable results of litigation and the fruition of contingencies referred to in KMP’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

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

See Item 1A “Risk Factors” of our 2009 Form 10-K and Part II, Item 1A of this report for a more detailed description of these and other factors that may affect the forward-looking statements.  When considering forward-looking statements, one should keep in mind the risk factors described in our 2009 Form 10-K and the KMP 2009 Form 10-K.  The risk factors could cause our actual results to differ materially from those contained in any forward-looking statement.  We disclaim any obligation, other than as required by applicable law, to update the above list or to announce publicly the result of any revisions to any of the forward-looking statements to reflect future events or developments.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The nature of our business and operations is such that no activities or transactions of the type requiring discussion under this item are conducted or entered into.

Kinder Morgan Management, LLC Form 10-Q

Item 4.  Controls and Procedures.

As of June 30, 2010, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based upon and as of the date of the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  There has been no change in our internal control over financial reporting during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

We are not a party to any litigation.

Item 1A.  Risk Factors.

Except as set forth below, there have been no material changes in or additions to the risk factors disclosed in Item 1A “Risk Factors” in our 2009 Form 10-K.

An extended drilling moratorium in the Gulf of Mexico, or any additional regulations that cause delays or deter new drilling, could adversely affect KMP’s business.

On July 12, 2010, in response to the April 20, 2010 fire and explosion that occurred onboard the drilling rig Deepwater Horizon, leading to the oil spill currently affecting the Gulf of Mexico, the Bureau of Ocean Energy Management, Regulation and Enforcement, referred to as the BOE, issued a moratorium on drilling activities that applies to deep-water drilling operations that use subsea blowout preventers or surface blowout preventers on floating facilities. The moratorium will last until November 30, 2010, or until such earlier time that the BOE determines that deep-water drilling operations can proceed safely.  The BOE is also expected to issue new safety and environmental guidelines or regulations for drilling in the U.S. Gulf of Mexico, and potentially in other geographic regions, and may take other steps that could increase the costs of exploration and production, reduce the area of operations and result in permitting delays. These actions could cause delays or deter new drilling in the U.S. Gulf of Mexico or other areas that supply volumes to KMP’s pipelines and facilities.  As a result, future natural gas and crude oil volumes to KMP’s pipelines and facilities may decline or be lower than previously anticipated, which may adversely affect KMP’s financial position, results of operations and cash flows.

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

KINDER MORGAN MANAGEMENT, LLC (Registrant)
August 3, 2010	/s/ Kimberly A. Dang
Kimberly A. Dang Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)