Form 10-Q
period 2010-09-30
KINDER MORGAN MANAGEMENT LLC
filed 2010-11-02
CIK 1135017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

F O R M 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010
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

The number of shares outstanding for each of the registrant’s classes of common equity, as of October 29, 2010 was two voting shares and 90,296,730 listed shares.

Kinder Morgan Management, LLC Form 10-Q

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY

Kinder Morgan Management, LLC Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(In Millions Except Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Equity in earnings of Kinder Morgan Energy Partners, L.P.	$13.5	$34.4	$80.7	$69.9
Income taxes	4.7	13.1	29.1	26.8

Net Income	$8.8	$21.3	$51.6	$43.1

Earnings per Share
Basic	$0.10	$0.26	$0.59	$0.53
Diluted	$0.10	$0.26	$0.59	$0.53

Number of shares used in computing Earnings per Share
Basic	89.5	82.9	88.0	81.0
Diluted	89.5	82.9	88.0	81.0

The accompanying notes are an integral part of these consolidated financial statements.

Kinder Morgan Management, LLC Form 10-Q

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In Millions Except Shares)

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS

Current assets
Accounts receivable, related party	$5.8	$9.9
Other current assets	0.7	1.3
Total current assets	6.5	11.2

Investment in Kinder Morgan Energy Partners, L.P.	2,643.1	2,523.5

Total Assets	$2,649.6	$2,534.7

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$1.5	$2.6
Accrued other current liabilities	4.9	8.5
Total current liabilities	6.4	11.1

Deferred income taxes	189.2	146.1

Shareholders’ Equity
Voting shares - unlimited authorized; 2 voting shares issued and outstanding	0.1	0.1
Listed shares - unlimited authorized; 90,296,730 and 85,538,261 listed shares issued and outstanding, respectively	3,236.6	2,966.0
Retained deficit	(768.3)	(549.3)
Accumulated other comprehensive loss	(14.4)	(39.3)
Total Shareholders’ Equity	2,454.0	2,377.5

Total Liabilities and Shareholders’ Equity	$2,649.6	$2,534.7

The accompanying notes are an integral part of these consolidated financial statements.

Kinder Morgan Management, LLC Form 10-Q

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Millions)
(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash Flows From Operating Activities
Net income	$51.6	$43.1
Adjustments to reconcile net income to net cash flows from operating activities
Deferred income taxes	29.1	26.8
Equity in earnings of Kinder Morgan Energy Partners, L.P.	(80.7)	(69.9)
Changes in components of working capital
Accounts receivable, related party	4.1	2.5
Other current assets	0.6	(1.8)
Accounts payable	(1.1)	(0.2)
Accrued other current liabilities	(3.6)	(0.5)
Net Cash Provided by Operating Activities	-	-

Cash Flows From Investing Activities
Purchase of i-units of Kinder Morgan Energy Partners, L.P.	-	-
Net Cash Used In Investing Activities	-	-

Cash Flows From Financing Activities
Shares issued	-	-
Net Cash Provided by Financing Activities	-	-

Increase in Cash and Cash Equivalents	-	-
Cash and Cash Equivalents, beginning of period	-	-
Cash and Cash Equivalents, end of period	$-	$-

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

The consolidated financial statements reflect normal adjustments, and also recurring adjustments that are, in the opinion of management, necessary for a fair presentation of our financial results for the interim periods.  You should read these interim consolidated financial statements in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2009 (“2009 Form 10-K”) and KMP’s Annual Report on Form 10-K for the year ended December 31, 2009 (“KMP 2009 Form 10-K”) and KMP’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

Accounting for Investments in Kinder Morgan Energy Partners, L.P.

We use the equity method of accounting for our investment in KMP, a publicly traded limited partnership, and its common units are traded on the New York Stock Exchange under the symbol “KMP.” We record, in the period in which it is earned, our share of the earnings of KMP attributable to the i-units we own.  We receive distributions from KMP in the form of additional i-units, which increase the number of i-units we own.  We issue additional shares (or fractions thereof) to our existing shareholders in an amount equal to the additional i-units received from KMP.  At September 30, 2010, through our ownership of KMP i-units, we owned approximately 28.9% of all of KMP’s outstanding limited partner interests.

2.   Earnings per Share

Both basic and diluted earnings per share are computed based on the weighted-average number of shares outstanding during each period, adjusted for share splits.  There are no securities outstanding that may be converted into or exercised for shares.

3.   Share Distributions

Under the terms of our limited liability company agreement, except in connection with our liquidation, we do not pay distributions on our shares in cash but instead make distributions on our shares in additional shares or fractions of shares. At the same time Kinder Morgan Energy Partners makes a distribution on its common units and i-units, we distribute on each of our shares that fraction of a share determined by dividing the amount of the cash distribution to be made by Kinder Morgan Energy Partners on each common unit by the average closing market price of a share determined for the ten-trading day period ending on the trading day immediately prior to the ex-dividend date for our shares. The following table presents share distributions we have paid in 2010.

Kinder Morgan Management, LLC Form 10-Q

	Share Distributions
	Shares Distributed Per Outstanding Share	Equivalent Distribution Value Per Share(a)	Total Number of Additional Shares Distributed
	2010	2010	2010
Distribution Date
February 12, 2010	0.018430	$1.05	1,576,470
May 14, 2010	0.017863	$1.07	1,556,130
August 13, 2010	0.018336	$1.09	1,625,869
__________
(a)
This is the cash distribution paid to each common unit of Kinder Morgan Energy Partners during the quarter indicated and is used to calculate our distribution of shares as discussed above. Because of this calculation, the market value of the shares distributed on the date of distribution may be less or more than the cash distribution per common unit of Kinder Morgan Energy Partners.

On November 12, 2010, we will pay a share distribution of 0.017844 shares per outstanding share (1,611,255 total shares) to shareholders of record as of October 29, 2010. This distribution was determined by dividing:

▪	$1.11, the cash amount distributed per KMP common unit

by

▪
$62.207, the average of our shares’ closing market prices from October 13-26, 2010, the ten consecutive trading days preceding the date on which our shares began to trade ex-dividend under the rules of the New York Stock Exchange.

4.   Business Activities and Related Party Transactions

We do not receive a fee for our services under the delegation of control agreement, nor do we receive any margin or profit when we are reimbursed for expenses incurred. We incurred, on behalf of KMP, approximately $69.4 million and $220.4 million of expenses during the three and nine months ended September 30, 2010, respectively, and approximately $59.7 million and $199.1 million of expenses during the three and nine months ended September 30, 2009, respectively. The expense reimbursements by KMP to us are accounted for as a reduction to the expense incurred by us. At September 30, 2010 and December 31, 2009, $5.8 million and $9.9 million, respectively, primarily receivables from KMP, are recorded in the caption “Accounts receivable, related party” in the accompanying interim Consolidated Balance Sheets.

One of our affiliates provides, and incurs expense with respect to, payroll services to KMP. These expenses are reimbursed by KMP at cost. These expenses totaled approximately $96.7 million and $291.3 million during the three and nine months ended September 30, 2010, respectively, and $85.5 million and $260.2 million during the three and nine months ended September 30, 2009, respectively.

Kinder Morgan Management, LLC Form 10-Q

5.   Summarized Income Statement Information for KMP

Following is summarized income statement information for KMP (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues	$2,060.0	$1,660.7	$6,151.1	$5,092.5
Operating costs, expenses and other(a)	1,652.7	1,254.0	5,012.3	3,973.8
Operating income	$407.3	$406.7	$1,138.8	$1,118.7

Net income	$322.4	$363.7	$914.9	$959.1

Net income attributable to KMP	$320.8	$359.5	$907.3	$947.2

General Partner’s interest in net income(b)	$267.3	$236.2	$609.0	$692.7

Limited Partners’ interest in net income	$53.5	$123.3	$298.3	$254.5
____________
(a)	Nine months ended September 30, 2010 amount includes a $158.0 million increase in expense associated with rate case liability adjustments.
(b)
Three months ended September 30, 2010 amount includes a waived incentive of $5.8 million related to KMP equity issued to finance its acquisition of a 50% interest in Petrohawk Energy Corporation’s natural gas gathering and treating business (“Petrohawk”). Nine months ended September 30, 2010 amount includes a reduction of incentive of $179.4 million including (i) $168.3 million resulting from the ICT Distribution (see following) and (ii) $11.1 million of waived incentive related to Petrohawk.

Our net income for the three and nine months ended September 30, 2010 was $8.8 million and $51.6 million, respectively, and $21.3 million and $43.1 million for the three and nine months ended September 30, 2009, respectively. Our net income for the nine months ended September 30, 2010 includes a reduction of $29.0 million, representing our share of KMP’s $158.0 million expense associated with rate case liability adjustments, net of income taxes. Our net income for the nine months ended September 30, 2010 also includes a $30.8 million after-tax increase due to higher KMP limited partners net income as a result of the $168.3 million decrease in the general partners incentive resulting from an interim capital transaction (“ICT Distribution”). Under an ICT Distribution, KMP’s general partner receives no incentive distribution. Please see Note 10 of the accompanying Notes to Consolidated Financial Statements in KMP’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 for a further description of this ICT Distribution. This information should be read in conjunction with the KMP 2009 Form 10-K and KMP’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

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

Kinder Morgan Management, LLC Form 10-Q

6.   Comprehensive Income

Our comprehensive income, which differs from our net income solely due to our equity in the other comprehensive income (loss) of KMP is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income	$8.8	$21.3	$51.6	$43.1
Other comprehensive income (loss), net of tax
Change in fair value of derivatives utilized for hedging purposes (net of tax expense (benefit) of $(5.0), $2.1, $4.7 and $(25.5), respectively)	(8.7)	3.4	8.4	(47.4)
Reclassification of change in fair value of derivatives to net income (net of tax expense of $2.6, $1.2, $7.4 and $2.9, respectively)	4.5	1.9	13.1	5.4
Foreign currency translation adjustments (net of tax expense of $3.7, $8.5, $2.0 and $20.7, respectively)	6.6	13.9	3.6	38.5
Adjustments to pension and other postretirement benefit plan liabilities (net of tax benefit of $-, $-, $0.1 and $0.2, respectively)	-	-	(0.2)	(0.4)
Total other comprehensive income (loss)	2.4	19.2	24.9	(3.9)
Comprehensive income	$11.2	$40.5	$76.5	$39.2

7.   Income Taxes

We are a limited liability company that has elected to be treated as a corporation for federal income tax purposes. Our income taxes consist solely of deferred income tax. Deferred income tax assets and liabilities are recognized for temporary differences between the basis of our assets and liabilities for financial and tax reporting purposes. We have excluded non-deductible goodwill associated with our investment in KMP. Changes in tax legislation are included in the relevant computations in the period in which such changes are effective. Currently, our only such temporary difference results from our investment in KMP.

Income taxes included in our interim Consolidated Statements of Income are as follows (in millions, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Income taxes	$4.7	$13.1	$29.1	$26.8
Effective tax rate	35.4%	38.1%	36.1%	38.3%

For the three months ended September 30, 2010, our effective tax rate was higher than the statutory federal rate of 35% primarily due to state income taxes, partially offset by an increase in our share of non-deductible goodwill associated with our investment in KMP. For the nine months ended September 30, 2010, our effective tax rate was higher than the statutory federal rate primarily due to state income taxes and the impact on deferred taxes of an increase in our state tax rate.

Our effective tax rate for the three months ended September 30, 2009 was higher than the statutory federal rate of 35% primarily due to state income taxes and a decrease in our share of non-deductible goodwill associated with our investment in KMP. For the nine months ended September 30, 2009 our effective tax rate was higher than the statutory federal rate primarily due to (i) state income taxes (ii) a decrease in our share of non-deductible goodwill associated with our investment in KMP and (iii) the impact on deferred taxes of an increase in our state tax rate.

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

Results of Operations

Our results of operations consist of the offsetting expenses and receipts associated with our managing and controlling the business and affairs of KMP and our equity in the earnings of KMP attributable to the i-units we own. At September 30, 2010, through our ownership of i-units, we owned approximately 28.9% of all of KMP’s outstanding limited partner interests. We use the equity method of accounting for our investment in KMP and record earnings as described below. Our percentage ownership in KMP changes over time upon the distribution of additional i-units to us or upon issuances of additional common units or other equity securities by KMP.

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

For the three and nine months ended September 30, 2010, KMP reported limited partners’ interest in net income of $53.5 million and $298.3 million, respectively, and of $123.3 million and $254.5 million for the three and nine months ended September 30, 2009, respectively. Our net income for the three and nine months ended September 30, 2010 was $8.8 million and $51.6 million, respectively, and $21.3 million and $43.1 million for the three and nine months ended September 30, 2009, respectively. Following is summarized income statement information and segment earnings contribution by business segment for KMP. This information should be read in conjunction with the KMP 2009 Form 10-K and KMP’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

Kinder Morgan Management, LLC Form 10-Q

Kinder Morgan Energy Partners, L.P.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In millions)
Segment earnings before depreciation, depletion, amortization and amortization of excess cost of equity investments(a)
Products Pipelines(b)	$167.5	$167.9	$339.1	$468.3
Natural Gas Pipelines	187.3	197.8	592.9	560.7
CO2	221.5	193.2	724.1	563.3
Terminals	159.2	155.2	475.2	432.8
Kinder Morgan Canada	44.0	47.7	132.9	113.9
Total segment earnings before DD&A	779.5	761.8	2,264.2	2,139.0
Total segment depreciation, depletion and amortization	(224.1)	(202.9)	(674.6)	(616.2)
Total segment amortization of excess cost of investments	(1.4)	(1.4)	(4.3)	(4.3)
General and administrative expenses	(93.6)	(83.7)	(288.1)	(238.8)
Unallocable interest expenses, net of interest income	(133.8)	(107.8)	(373.9)	(313.7)
Unallocable income tax expense	(4.2)	(2.3)	(8.4)	(6.9)
Net income	$322.4	$363.7	$914.9	$959.1
Net income attributable to noncontrolling interests	(1.6)	(4.2)	(7.6)	(11.9)
Net income attributable to KMP	$320.8	$359.5	$907.3	$947.2
General Partner’s interest in net income(c)	$267.3	$236.2	$609.0	$692.7
Limited Partners’ interest in net income	$53.5	$123.3	$298.3	$254.5
____________
(a)	Includes revenues, earnings from equity investments, allocable interest income and other, net, less operating expenses, allocable income taxes and other expense (income).
(b)	Nine months ended September 30, 2010 amount includes a $158.0 million increase in expense associated with rate case liability adjustments.
(c)
Three months ended September 30, 2010 amount includes a waived incentive of $5.8 million related to KMP equity issued to finance its acquisition of a 50% interest in Petrohawk Energy Corporation’s natural gas gathering and treating business (“Petrohawk”). Nine months ended September 30, 2010 amount includes a reduction of the incentive of $179.4 million including (i) $168.3 million resulting from the ICT Distribution (see Note 5 of the accompanying Notes to Consolidated Financial Statements) and (ii) $11.1 million of waived incentive related to Petrohawk.

Liquidity and Capital Resources

Our authorized capital structure consists of two classes of interests: (1) our listed shares and (2) our voting shares, collectively referred to in this document as our “shares.” Additional classes of interests may be approved by our board and holders of a majority of our shares, excluding shares held by KMI and its affiliates. The number of our shares outstanding will at all times equal the number of i-units of KMP, all of which we own. Under the terms of our limited liability company agreement, except in connection with our liquidation, we do not pay distributions on our shares in cash but we make distributions on our shares in additional shares or fractions of shares. At the same time KMP makes a distribution on its common units and i-units, we distribute on each of our shares that fraction of a share determined by dividing the amount of the cash distribution to be made by KMP on each common unit by the average closing market price of a share determined for a ten-trading day period ending on the trading day immediately prior to the ex-dividend date for our shares. See Note 3 of the accompanying Notes to Consolidated Financial Statements for further discussion of our share distribution activity.

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

Kinder Morgan Management, LLC Form 10-Q

used to purchase additional i-units. Accordingly, we do not anticipate any other sources or needs for additional liquidity.

Recent Accounting Pronouncements

None.

Information Regarding Forward-Looking Statements

This filing includes forward-looking statements. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. They use words such as “anticipate,” “believe,” “intend,” “plan,” “projection,” “forecast,” “strategy,” “position,” “continue,” “estimate,” “expect,” “may,” or the negative of those terms or other variations of them or comparable terminology. In particular, statements, express or implied, concerning future actions, conditions or events, future operating results or the ability to generate sales, income or cash flow, service debt or to pay dividends or to make distributions are forward-looking statements. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Future actions, conditions or events and future results of our operations and those of KMP may differ materially from those expressed in these forward-looking statements. Please see “Information Regarding Forward-Looking Statements” for KMP included in its Quarterly Report on Form 10-Q for the quarter ended September 30, 2010. Many of the factors that will determine these results are beyond our ability to control or predict. Specific factors that could cause actual results to differ from those in the forward-looking statements include:

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

•	engineering and mechanical or technological difficulties that KMP may experience with operational equipment, in well completions and workovers, and in drilling new wells;

•	the uncertainty inherent in estimating future oil and natural gas production or reserves that KMP may experience;

•	the ability of KMP to complete expansion projects on time and on budget;

•	the timing and success of KMP’s business development efforts; and

•	unfavorable results of litigation and the fruition of contingencies referred to in KMP’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

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

Kinder Morgan Management, LLC Form 10-Q

Item 4.  Controls and Procedures.

As of September 30, 2010, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There has been no change in our internal control over financial reporting during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

We are not a party to any litigation.

Item 1A. Risk Factors.

Except as set forth below, there have been no material changes in or additions to the risk factors disclosed in Item 1A “Risk Factors” in our 2009 Form 10-K.

New regulations or restrictions on drilling in the Gulf of Mexico that cause delays in or deter new drilling could adversely affect KMP’s business.

In response to the recent oil spill in the Gulf of Mexico, the Bureau of Ocean Energy Management, Regulation and Enforcement has issued and is expected to issue additional, new safety and environmental guidelines and/or regulations for drilling in the U.S. Gulf of Mexico, and potentially in other geographic regions, and may take other steps that could increase the costs of exploration and production, reduce the area of operations and result in permitting delays. These actions could cause delays or deter new drilling in the U.S. Gulf of Mexico or other areas that supply hydrocarbon volumes to KMP’s pipelines and facilities.  As a result, future natural gas and crude oil volumes to KMP’s pipelines and facilities may decline or be lower than previously anticipated, which may adversely affect KMP’s financial position, results of operations and cash flows.

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

KINDER MORGAN MANAGEMENT, LLC (Registrant)
November 2, 2010	/s/ Kimberly A. Dang
Kimberly A. Dang Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)