Form 10-K
period 2010-12-31
KINDER MORGAN MANAGEMENT LLC
filed 2011-02-24
CIK 1135017

Kinder Morgan Management, LLC Form 10-K

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.  Yes ☐ No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑ No ☐

Kinder Morgan Management, LLC Form 10-K

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934)  Large accelerated filer ☑  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on closing prices in the daily composite list for transactions on the New York Stock Exchange on June 30, 2010 was approximately $4,285,759,444.  The number of shares outstanding for each of the registrant’s classes of common equity, as of January 31, 2011 was two voting shares and 91,907,985 listed shares.

DOCUMENTS INCORPORATED BY REFERENCE

Annual Report on Form 10-K of Kinder Morgan Energy Partners, L.P. for the year ended December 31, 2010.

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

We are a publicly traded Delaware limited liability company that was formed on February 14, 2001. We are a limited partner in Kinder Morgan Energy Partners, L.P (KMP), and manage and control its business and affairs pursuant to a delegation of control agreement. Our success is dependent upon our operation and management of KMP and its resulting performance. Therefore, we have included KMP’s Annual Report on Form 10-K for the year ended December 31, 2010 in this filing as Exhibit 99.1 and incorporated such Form 10-K herein by reference. Pursuant to the delegation of control agreement among Kinder Morgan G.P., Inc., KMP, KMP’s operating partnerships and us (as the agreement was amended effective May 30, 2007):

▪
Kinder Morgan G.P., Inc., as general partner of KMP, delegated to us, to the fullest extent permitted under Delaware law and the KMP partnership agreement, and we assumed, all of Kinder Morgan G.P., Inc.’s power and authority to manage and control the business and affairs of KMP and KMP’s operating partnerships; and

▪	We have agreed that we will not take any of the following actions without the approval of Kinder Morgan G.P., Inc.:

–	amend or propose an amendment to the KMP partnership agreement,

–	change the amount of the distribution made on the KMP common units,

–	allow a merger or consolidation involving KMP,

–	allow a sale or exchange of all or substantially all of the assets of KMP,

–
dissolve or liquidate KMP, or, after taking into account the creditors of KMP, SFPP, L.P. or Calnev Pipe Line, L.L.C., respectively, allow KMP, SFPP, L.P. or Calnev Pipe Line, L.L.C. to take any of the following actions: (a) instituting proceedings to be adjudicated bankrupt or insolvent, or (b) consenting in writing to the institution of bankruptcy or insolvency proceedings against it, or (c) filing a petition seeking or consenting to reorganization or relief under any applicable federal or state law relating to bankruptcy, or (d) consenting in writing to the appointment of a receiver, liquidator, assignee, trustee, sequestrator (or other similar official) of KMP, SFPP, L.P. or Calnev Pipe Line, L.L.C. or a substantial part of their respective property, or (e) making any assignment for the benefit of its creditors, or (f) except as required by law, admitting in writing its inability to pay its respective debts generally as they become due,

–	take any action requiring unitholder approval,

–	call any meetings of the KMP common unitholders,

–	take any action that, under the terms of the partnership agreement of KMP, must or should receive a special approval of the conflicts and audit committee of Kinder Morgan G.P., Inc.,

–	take any action that, under the terms of the partnership agreement of KMP, cannot be taken by the general partner without the approval of all outstanding units,

–
settle or compromise any claim or action directly against or otherwise relating to indemnification of our or the general partner’s (and respective affiliates) officers, directors, managers or members or relating to our structure or securities,

–	settle or compromise any claim or action relating to the i-units, which are a separate class of KMP’s limited partnership interests, our shares or any offering of our shares,

–	settle or compromise any claim or action involving tax matters,

Item 1A. Risk Factors. (continued)	Kinder Morgan Management, LLC Form 10-K

–	allow KMP to incur indebtedness if the aggregate amount of its indebtedness then exceeds 50% of the market value of the then outstanding units of KMP, or

–	allow KMP to issue units in one transaction, or in a series of related transactions, having a market value in excess of 20% of the market value of the then outstanding units of KMP.

▪	Kinder Morgan G.P., Inc.:

–	is not relieved of any responsibilities or obligations to KMP or its unitholders as a result of such delegation,

–	owns, or one of its affiliates owns, all of our voting shares, and

–
will not withdraw as general partner of KMP or transfer to a non-affiliate all of its interest as general partner, unless approved by both the holders of a majority of each of the i-units and the holders of a majority of all units voting as a single class, excluding common units and Class B units held by Kinder Morgan G.P., Inc. and its affiliates and excluding the number of i-units corresponding to the number of our shares owned by Kinder Morgan G.P., Inc. and its affiliates.

▪	KMP has agreed to:

–	recognize the delegation of rights and powers to us,

–	indemnify and protect us and our officers and directors to the same extent as it does with respect to Kinder Morgan G.P., Inc. as general partner, and

–	reimburse our expenses to the same extent as it does with respect to Kinder Morgan G.P., Inc. as general partner.

The delegation of control agreement will continue in effect until either Kinder Morgan G.P., Inc. has withdrawn or been removed as the general partner of KMP or all of our shares are owned by Kinder Morgan Kansas, Inc. (see discussion below on “Kinder Morgan, Inc.’s Initial Public Offering”) and its affiliates. The partnership agreement of KMP recognizes the delegation of control agreement. The delegation of control agreement also applies to the operating partnerships of KMP and their partnership agreements.

Kinder Morgan G.P., Inc. remains the sole general partner of KMP and all of its operating partnerships. Kinder Morgan G.P., Inc. retains all of its general partner interests and shares in the profits, losses and distributions from all of these partnerships.

The withdrawal or removal of Kinder Morgan G.P., Inc. as general partner of KMP will simultaneously result in the termination of our power and authority to manage and control the business and affairs of KMP. Similarly, if Kinder Morgan G.P., Inc.’s power and authority as general partner are modified in the partnership agreement of KMP, then the power and authority delegated to us will be modified on the same basis. The delegation of control agreement can be amended by all parties to the agreement, but on any amendment that would reduce the time for any notice to which owners of our shares are entitled or that would have a material adverse effect on our shares, as determined by our board of directors in its sole discretion, the approval of the owners of a majority of the shares, excluding shares owned by Kinder Morgan Kansas, Inc. and its affiliates, is required.

Through our ownership of i-units, we are a limited partner in KMP. We do not receive any cash flow attributable to our ownership of the i-units, but instead we receive quarterly distributions of additional i-units from KMP. The number of additional i-units we receive is based on the amount of cash distributed by KMP to its common unitholders. The amount of cash distributed by KMP to its common unitholders is dependent on the operations of KMP and its operating limited partnerships and their subsidiaries and investees, and is determined in accordance with its partnership agreement.

We have elected to be treated as a corporation for federal income tax purposes. Because we are treated as a corporation for federal income tax purposes, an owner of our shares will not report on its federal income tax return any of our items of income, gain, loss and deduction relating to an investment in us.

We are subject to federal income tax on our taxable income; however, the i-units owned by us generally are not entitled to allocations of income, gain, loss or deduction of KMP until such time as there is a liquidation of KMP. Therefore, we have not had, and do not expect to have material amounts of taxable income resulting from our ownership of the i-units unless we enter into a sale or exchange of the i-units or KMP is liquidated.

Item 1A. Risk Factors. (continued)	Kinder Morgan Management, LLC Form 10-K

We have no properties. Our assets consist of a small amount of working capital and the i-units that we own.

We have no employees. For more information, see Note 4 of the notes to our consolidated financial statements and KMP’s Annual Report on Form 10-K for the year ended December 31, 2010, included in this filing as Exhibit 99.1 and incorporated herein by reference.

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

Kinder Morgan, Inc.’s Initial Public Offering

On February 10, 2011, Kinder Morgan Holdco LLC converted from a Delaware limited liability company to a Delaware corporation.  Kinder Morgan Holdco LLC was renamed Kinder Morgan, Inc., and its subsidiary formerly known as Kinder Morgan, Inc. was renamed Kinder Morgan Kansas, Inc., which are referred to in these financials statements as KMI and Kinder Morgan Kansas, Inc., respectively. On February 16, 2011, KMI completed an initial public offering of its common stock.  Prior to the closing of the initial public offering its outstanding units were converted into shares of its capital stock.  All of the common stock that was sold in the offering was sold by its existing investors consisting of funds advised by or affiliated with Goldman Sachs & Co., Highstar Capital LP, The Carlyle Group and Riverstone Holdings LLC. No members of management sold shares in the offering and KMI did not receive any proceeds from the offering.

Item 1A.  Risk Factors

You should carefully consider the risks described below, in addition to the other information contained in this document. Realization of any of the following risks could have a material adverse effect on our business, financial condition, cash flows and results of operations.

Because our only significant assets are the i-units issued by KMP, our success is dependent solely upon our operation and management of KMP and its resulting performance. We are a limited partner in KMP. In the event that KMP decreases its cash distributions to its common unitholders, distributions of i-units on the i-units that we own will decrease correspondingly, and distributions of additional shares to owners of our shares will decrease as well. The risk factors that affect KMP also affect us; see “Risk Factors” within KMP’s Annual Report on Form 10-K for the year ended December 31, 2010, included in this filing as Exhibit 99.1 and incorporated herein by reference.

The value of the quarterly distribution of an additional fractional share may be less than the cash distribution on a common unit of KMP. The fraction of a Kinder Morgan Management, LLC share to be issued per share outstanding with each quarterly distribution is based on the average closing price of the shares for the ten consecutive trading days preceding the ex-dividend date for our shares. Because the market price of our shares may vary substantially over time, the market value of our shares on the date a shareholder receives a distribution of additional shares may vary substantially from the cash the shareholder would have received had the shareholder owned common units instead of our shares.

The tax treatment applied to KMP depends on its status as a partnership for U.S. federal income tax purposes, as well as KMP not being subject to a material amount of entity-level taxation by individual states. If the Internal Revenue Service treats KMP as a corporation for U.S. federal income tax purposes or if KMP becomes subject to a material amount of entity-level taxation for state tax purposes, it would substantially reduce the amount of cash available for distribution to common unitholders, the value of i-units that KMP will distribute quarterly to us and the value of our shares that we will distribute quarterly to our shareholders. The anticipated after-tax economic benefit of an investment in our shares depends largely on KMP being treated as a partnership for U.S. federal income tax purposes.  For KMP to maintain its status as a partnership for U.S. federal income tax purposes, current law requires that 90% or more of its gross income for every taxable year consist of “qualifying income,” as defined in Section 7704 of the Internal Revenue Code of 1986, as amended, which we refer to as the Code. KMP has not requested, and does not plan to request, a ruling from the Internal Revenue Service, referred to as the IRS, on this or any other matter affecting KMP.

Despite the fact that KMP is a limited partnership under Delaware law, it is possible under certain circumstances for such an entity to be treated as a corporation for U.S. federal income tax purposes.  If KMP were to be treated as a corporation

Item 1A. Risk Factors. (continued)	Kinder Morgan Management, LLC Form 10-K

for U.S. federal income tax purposes, it would pay U.S. federal income tax on its income at the corporate tax rate, which is currently a maximum of 35%, and would pay state income taxes at varying rates.  Distributions to us would generally be taxed again as corporate distributions, and no income, gains, losses or deductions would flow through to our shareholders.  Because a tax would be imposed upon KMP as a corporation, the cash available for distribution to common unitholders would be substantially reduced, which would reduce the values of i-units distributed quarterly to us and our shares distributed quarterly to our shareholders. Treatment of KMP as a corporation would result in a material reduction in the anticipated cash flows and after-tax return to us, likely causing a substantial reduction in the number of shares we distribute, and in the value of our shares.

Current law or KMP’s business may change so as to cause KMP to be treated as a corporation for U.S. federal income tax purposes or otherwise subject KMP to entity-level taxation.  Members of Congress are considering substantive changes to the existing U.S. federal income tax laws that would affect the tax treatment of certain publicly-traded partnerships.  For example, federal income tax legislation recently has been considered by Congress that would eliminate partnership tax treatment for certain publicly-traded partnerships.  Although the legislation most recently considered by Congress would not appear to affect KMP’s tax treatment as a partnership for U.S. federal income tax purposes, KMP is unable to predict whether any other proposals will ultimately be enacted.  Any such changes could negatively impact the value of an investment in our shares.

In addition, because of widespread state budget deficits and other reasons, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise or other forms of taxation.  For example, KMP is now subject to an entity-level tax on the portion of its total revenue that is generated in Texas.  Specifically, the Texas margin tax is imposed at a maximum effective rate of 0.7% of KMP’s gross income that is apportioned to Texas.  This tax reduces, and the imposition of such a tax on KMP by another state will reduce, the cash available for distribution to its unitholders, which would reduce the value of i-units distributed quarterly to us and our shares distributed quarterly to our shareholders.

KMP’s partnership agreement provides that if a law is enacted that subjects KMP to taxation as a corporation or otherwise subjects KMP to entity-level taxation for U.S. federal income tax purposes, the minimum quarterly distribution and the target distribution levels will be adjusted to reflect the impact of that law on KMP.

As an owner of i-units, we may not receive value equivalent to the common unit value for our i-unit interest in KMP if KMP is liquidated. As a result, a shareholder may receive less per share in our liquidation than is received by an owner of a common unit in a liquidation of KMP. If KMP is liquidated and Kinder Morgan Kansas, Inc. does not satisfy its obligation to purchase our shares, which is triggered by a liquidation, then the value of our shares will depend on the after-tax amount of the liquidating distribution received by us as the owner of i-units. The terms of the i-units provide that no allocations of income, gain, loss or deduction will be made in respect of the i-units until such time as there is a liquidation of KMP.  If there is a liquidation of KMP, it is intended that we will receive allocations of income and gain in an amount necessary for the capital account attributable to each i-unit to be equal to that of a common unit. As a result, we will likely realize taxable income upon the liquidation of KMP. However, there may not be sufficient amounts of income and gain to cause the capital account attributable to each i-unit to be equal to that of a common unit. If they are not equal, we, and therefore our shareholders, will receive less value than would be received by an owner of common units.

Further, the tax indemnity provided to us by Kinder Morgan Kansas, Inc. only indemnifies us for our tax liabilities to the extent we have not received sufficient cash in the transaction generating the tax liability to pay the associated tax. Prior to any liquidation of KMP, we do not expect to receive cash in a taxable transaction. If a liquidation of KMP occurs, however, we likely would receive cash which would need to be used at least in part to pay taxes. As a result, our residual value and the value of our shares likely will be less than the value of the common units upon the liquidation of KMP.

Our management and control of the business and affairs of KMP and its operating partnerships could result in our being liable for obligations to third parties who transact business with KMP and its operating partnerships and to whom we held ourselves out as a general partner. We also could be responsible for environmental costs and liabilities associated with KMP’s assets in the event that it is not able to perform all of its obligations under environmental laws. KMP may not be able to reimburse or indemnify us as a result of its insolvency or bankruptcy. The primary adverse impact of that insolvency or bankruptcy on us would be the decline in or elimination of the value of our i-units, which are our only significant assets. Assuming under these circumstances that we have some residual value in our i-units, a direct claim by creditors of KMP against us could further reduce our net asset value and cause us also to declare bankruptcy. Another risk with respect to third party claims will occur, however, under the circumstances when KMP is financially able to pay us, but for some other reason does not reimburse or indemnify us. For example, to the extent that KMP fails to

Item 1A. Risk Factors. (continued)	Kinder Morgan Management, LLC Form 10-K

satisfy any environmental liabilities for which it is responsible, we could be held liable under environmental laws. For additional information, see the following risk factor.

If we are not fully indemnified by KMP for all the liabilities we incur in performing our obligations under the delegation of control agreement, we could face material difficulties in paying those liabilities, and the net value of our assets could be adversely affected. Under the delegation of control agreement, we have been delegated management and control of the business and affairs of KMP and its operating partnerships. There are circumstances under which we may not be indemnified by KMP or Kinder Morgan G.P., Inc. for liabilities we incur in managing and controlling the business and affairs of KMP. These circumstances include:

▪	if we act in bad faith; and

▪	if we breach laws like the federal securities laws, where indemnification may not be allowed.

If in the future we cease to manage and control the business and affairs of KMP, we may be deemed to be an investment company for purposes of the Investment Company Act of 1940. In that event, we would either have to register as an investment company under the Investment Company Act, obtain exemptive relief from the Securities and Exchange Commission, or modify our organizational structure or our contract rights to fall outside the definition of an investment company. Registering as an investment company could, among other things, materially limit our ability to engage in transactions with our affiliates, including the purchase and sale of certain securities or other property to or from our affiliates, restrict our ability to borrow funds or engage in other transactions involving leverage, and require us to add directors who are independent of us or our affiliates.

KMP may issue additional common or other units and we may issue additional shares, which would dilute the ownership interest of our shareholders. The issuance of additional common or other units by KMP or shares by us other than in our quarterly distributions of shares may have the following effects:

▪	the amount available for distributions on each share may decrease;

▪	the relative voting power of each previously outstanding share may decrease; and

▪	the market price of our shares may decline.

The market price of our shares on any given day generally is less than the market price of the common units of KMP. Since our initial public offering, our shares generally have traded on the New York Stock Exchange at prices at a discount to, but in general proximity to, the prices of common units of KMP. Thus, the market price of our shares on any given day generally is less than the market price of the common units of KMP. The market price of our shares will depend, as does the market price of the common units of KMP, on many factors, including our operation and management of KMP, the future performance of KMP, conditions in the energy transportation and storage industry, general market conditions, and conditions relating to businesses that are similar to that of KMP.

Owners of our shares have limited voting rights and, therefore, have little or no opportunity to influence or change our management. Kinder Morgan G.P., Inc. owns all of our shares eligible to vote on the election of our directors and, therefore, is entitled to elect all of the members of our board of directors.

Our shares are subject to optional and mandatory purchase provisions which could result in our shareholders having to sell our shares at a time or price they do not like and could result in a taxable event to our shareholders. If either of the optional purchase rights are exercised by Kinder Morgan Kansas, Inc., or if there is a mandatory purchase event, our shareholders will be required to sell our shares at a time or price that may be undesirable, and could receive less than they paid for our shares. Any sale of our shares for cash, to Kinder Morgan Kansas, Inc. or otherwise, will be a taxable transaction to the owner of the shares sold. Accordingly, a gain or loss will be recognized on the sale equal to the difference between the cash received and the owner’s tax basis in the shares sold.

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

Item 1A. Risk Factors. (continued)	Kinder Morgan Management, LLC Form 10-K

Kinder Morgan Kansas, Inc.  may be unable to purchase shares upon the occurrence of the mandatory purchase events, resulting in a loss in value of our shares. The satisfaction of the obligation of Kinder Morgan Kansas, Inc. to purchase shares following a purchase event is dependent on Kinder Morgan Kansas, Inc.’s financial ability to meet its obligations. There is no requirement for Kinder Morgan Kansas, Inc. to secure its obligation or comply with financial covenants to ensure its performance of these obligations. If Kinder Morgan Kansas, Inc. is unable to meet its obligations upon the occurrence of a mandatory purchase event, shareholders may not receive cash for our shares.

There is a potential for change of control if Kinder Morgan Kansas, Inc. defaults on debt. KMI indirectly owns all of the outstanding common equity of the general partner of KMP. If Kinder Morgan Kansas, Inc. defaults on its debt, in exercising their rights as lenders, Kinder Morgan Kansas, Inc.’s lenders could acquire control of the general partner of KMP or otherwise influence the general partner of KMP through control of Kinder Morgan Kansas, Inc.

The interests of KMI may differ from our interests, the interests of our shareholders and the interests of unitholders of KMP. KMI owns all of the outstanding common equity of the general partner of KMP and elects all of its directors. The general partner of KMP owns all of our voting shares and elects all of our directors. Furthermore, some of our directors and officers are also directors and officers of KMI and the general partner of KMP and have fiduciary duties to manage the businesses of KMI and KMP in a manner that may not be in the best interest of our shareholders. KMI has a number of interests that differ from the interests of our shareholders and the interests of the unitholders. As a result, there is a risk that important business decisions will not be made in the best interest of our shareholders.

Our limited liability company agreement restricts or eliminates a number of the fiduciary duties that would otherwise be owed by our board of directors to our shareholders, and the partnership agreement of KMP restricts or eliminates a number of the fiduciary duties that would otherwise be owed by the general partner to the unitholders. Modifications of state law standards of fiduciary duties may significantly limit the ability of our shareholders and the unitholders to successfully challenge the actions of our board of directors and the general partner of KMP, respectively, in the event of a breach of their fiduciary duties. These state law standards include the duties of care and loyalty. The duty of loyalty, in the absence of a provision in the limited liability company agreement or the limited partnership agreement to the contrary, would generally prohibit our board of directors or the general partner of KMP from taking any action or engaging in any transaction as to which it has a conflict of interest. Our limited liability company agreement and the limited partnership agreement of KMP contain provisions that prohibit our shareholders and the limited partners, respectively, from advancing claims that otherwise might raise issues as to compliance with fiduciary duties or applicable law. For example, the limited partnership agreement of KMP provides that the general partner of KMP may take into account the interests of parties other than KMP in resolving conflicts of interest. Further, it provides that in the absence of bad faith by the general partner of KMP the resolution of a conflict by the general partner will not be a breach of any duty. The provisions relating to the general partner of KMP apply equally to us as its delegate. Our limited liability company agreement provides that none of our directors or officers will be liable to us or any other person for any acts or omissions if they acted in good faith.

A person or group owning 20% or more of the aggregate number of issued and outstanding KMP common units and our shares, other than KMI and its affiliates, may not vote common units or shares; as a result, you are less likely to receive a premium for your shares in a hostile takeover. Any common units and shares owned by a person or group that owns 20% or more of the aggregate number of issued and outstanding common units and shares cannot be voted. This limitation does not apply to KMI and its affiliates. This provision may:

▪	discourage a person or group from attempting to take over control of us or KMP; and

▪	reduce the prices at which the common units and our shares will trade under certain circumstances.

For example, a third party will probably not attempt to remove the general partner of KMP and take over our management of KMP by making a tender offer for the common units at a price above their trading market price.

Item 1B.	Unresolved Staff Comments.

None.

Item 3.	Legal Proceedings.

We are not a party to any litigation.

Item 4.	(Removed and Reserved)

Kinder Morgan Management, LLC Form 10-K

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The following table sets forth, for the periods indicated, the high and low sale prices per share, as reported on the New York Stock Exchange, the principal market in which our shares are traded, the amount of share distributions declared per outstanding share, the equivalent distribution value per share as declared, and the total number of shares distributed as declared.

	Price Range		Shares Distributed Per Outstanding	Equivalent Distribution Value	Total Number of Additional Shares
	Low	High	Share	Per Share(a)	Di{tributed
2010
First Quarter	$52.13	$58.97	0.017863	$1.07	1,556,130
Second Quarter	50.67	61.00	0.018336	1.09	1,625,869
Third Quarter	55.08	61.72	0.017844	1.11	1,611,255
Fourth Quarter	60.21	67.00	0.017393	1.13	1,598,556

2009
First Quarter	$35.33	$44.97	0.025342	$1.05	2,025,208
Second Quarter	39.77	46.67	0.022146	1.05	1,814,650
Third Quarter	43.56	48.29	0.021292	1.05	1,783,310
Fourth Quarter	46.10	55.00	0.018430	1.05	1,576,470
__________

(a)
This is the cash distribution paid or payable to each common unit of KMP for the quarter indicated and is used to calculate our distribution of shares as discussed below. Because of this calculation, the market value of the shares distributed on the date of distribution may be less or more than the cash distribution per common unit of KMP.

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

As of January 31, 2011, there were approximately 75,358 holders of our listed shares (based on the number of record holders and individual participants in security position listings).

There were no sales of unregistered equity securities during the periods covered by this report. We did not repurchase any shares during the fourth quarter of 2010.

For information regarding our equity compensation plans, please refer to Item 12, included elsewhere herein.

Kinder Morgan Management, LLC Form 10-K

Item 6.	Selected Financial Data.

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY

	Post- Acquisition Basis (a)				Pre-Acquisition Basis (a)
	Year Ended December 31,			Seven Months Ended December 31,	Five Months Ended May 31,	Year Ended December 31,
	2010	2009	2008	2007	2007	2006
	(In millions, except per share amounts)				(In millions, except per share amounts)
Equity in earnings (loss) of KMP.	$118.7	$90.6	$142.2	$65.4	$(64.6)	$131.1
Income taxes (benefit)	44.3	31.6	59.0	15.0	(23.3)	47.0
Net income (loss)	$74.4	$59.0	$83.2	$50.4	$(41.3)	$84.1
Earnings (loss) per share, basic and diluted	$0.84	$0.72	$1.11	$0.71	$(0.65)	$1.40
Number of shares used in computing basic and diluted earnings per share	88.8	81.9	75.1	71.1	63.7	60.1
Equivalent distribution value per share(b)	$4.40	$4.20	$4.02	$2.65	$0.83	$3.26
Total number of additional shares distributed	6.4	7.2	6.2	3.6	1.0	4.4
Total assets at end of period	$2,683.8	$2,534.7	$2,462.1	$2,213.8	$1,944.5	$1,707.9
__________

(a)
On May 30, 2007, Kinder Morgan Kansas, Inc. completed a merger transaction under which investors including Richard D. Kinder, Kinder Morgan Kansas, Inc.’s Chairman and Chief Executive Officer, acquired all of the outstanding shares of that company, referred to as the “Going Private transaction.” The purchase price of Kinder Morgan Kansas, Inc. has been “pushed-down” and allocated to the assets and liabilities of its subsidiary companies, including us. Accordingly, our post-acquisition selected financial data shown above for the years ended December 31, 2010, 2009, 2008 and seven months ended December 31, 2007 reflect a new basis of accounting. The selected financial data for the periods ended May 31, 2007 and December 31, 2006 reflect the operations of the Company prior to the acquisition. Hence, there is a blackline division on the selected financial data shown above, which is intended to signify that the amounts shown for periods prior to and subsequent to the acquisition are not comparable.

(b)
This is the amount of cash distributions payable to each common unit of KMP for each period shown. Under the terms of our limited liability company agreement, except in connection with our liquidation, we do not pay distributions on our shares in cash but we make distributions on our shares in additional shares or fractions of shares. At the same time KMP makes a distribution on its common units and i-units, we distribute on each of our shares that fraction of a share determined by dividing the amount of the cash distribution to be made by KMP on each common unit by the average market price of a share determined for a ten-trading day period ending on the trading day immediately prior to the ex-dividend date for our shares. Because of this calculation, the market value of the shares distributed on the date of distribution may be less or more than the cash distribution per common unit of KMP.

Kinder Morgan Management, LLC Form 10-K

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

We are a limited liability company, formed in Delaware in February 2001, which has elected to be treated as a corporation for United States federal income tax purposes.

Our shares trade on the New York Stock Exchange under the symbol “KMR.” Our voting shares are owned by Kinder Morgan G.P., Inc., of which KMI owns all the outstanding common equity. Kinder Morgan G.P., Inc. is the general partner of Kinder Morgan Energy Partners, L.P. (KMP). Kinder Morgan G.P., Inc. has delegated to us, to the fullest extent permitted under Delaware law and the KMP partnership agreement, all of its rights and powers to manage and control the business and affairs of KMP and its subsidiary operating limited partnerships and their subsidiaries, subject to Kinder Morgan G.P., Inc.’s right to approve specified actions.

On May 30, 2007, Kinder Morgan Kansas, Inc. completed a merger transaction with a wholly owned subsidiary of KMI under which investors including Richard D. Kinder, Kinder Morgan Kansas, Inc.’s Chairman and Chief Executive Officer, acquired all of the outstanding shares of Kinder Morgan Kansas, Inc., referred to as the “Going Private transaction.” The purchase price of Kinder Morgan Kansas, Inc. has been “pushed-down” and allocated to the assets and liabilities of its subsidiary companies, including us. Accordingly, the accompanying financial information, transactions and balances reflect the push-down of Kinder Morgan Kansas, Inc.’s new accounting basis to our financial statements.

On February 10, 2011, Kinder Morgan Holdco LLC converted from a Delaware limited liability company to a Delaware corporation.  Kinder Morgan Holdco LLC was renamed Kinder Morgan, Inc., and its subsidiary formerly known as Kinder Morgan, Inc. was renamed Kinder Morgan Kansas, Inc., which are referred to in these financials statements as KMI and Kinder Morgan Kansas, Inc., respectively. On February 16, 2011, KMI completed an initial public offering of its common stock.  Prior to the closing of the initial public offering its outstanding units were converted into shares of its capital stock.  All of the common stock that was sold in the offering was sold by its existing investors consisting of funds advised by or affiliated with Goldman Sachs & Co., Highstar Capital LP, The Carlyle Group and Riverstone Holdings LLC. No members of management sold shares in the offering and KMI did not receive any proceeds from the offering.  KMI’s initial public offering did not have a material impact on our consolidated financial statements.

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

KMP is one of the largest publicly traded pipeline limited partnerships in the United States in terms of market capitalization, and is a leading pipeline transportation and energy storage company in North America. KMP owns an interest in or operates approximately 28,000 miles of pipelines and approximately 180 terminals. KMP’s pipelines transport natural gas, gasoline, crude oil, carbon dioxide and other products, and its terminals store petroleum products and chemicals and handle bulk materials like coal and petroleum coke. KMP is also the leading provider of carbon dioxide for enhanced oil recovery projects in North America.

We are a limited partner in KMP and manage and control its business and affairs pursuant to a delegation of control agreement. Our success is dependent upon our operation and management of KMP, and its resulting performance. Therefore, we have included KMP’s Annual Report on Form 10-K for the year ended December 31, 2010 in this filing as Exhibit 99.1. The following discussion should be read in conjunction with the financial statements and related notes and the financial statements of KMP, which is included in this filing as Exhibit 99.1 and incorporate such Form 10-K herein by reference.

Business

Kinder Morgan G.P., Inc. has delegated to us, to the fullest extent permitted under Delaware law and KMP’s limited partnership agreement, all of its rights and powers to manage and control the business and affairs of KMP subject to Kinder Morgan G.P., Inc.’s right to approve specified actions.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)	Kinder Morgan Management, LLC Form 10-K

Results of Operations

Our results of operations consist of the offsetting expenses and receipts associated with our managing and controlling the business and affairs of KMP and our equity in the earnings of KMP attributable to the i-units we own. At December 31, 2010, through our ownership of i-units, we owned approximately 29.1% of all of KMP’s outstanding limited partner interests. We use the equity method of accounting for our investment in KMP and record earnings as described below. Our percentage ownership in KMP changes over time upon the distribution of additional i-units to us or upon issuances of additional common units or other equity securities by KMP.

Our net income for the years ended December 31, 2010, 2009 and 2008, was $74.4 million, $59.0 million and $83.2 million, respectively. Our earnings, as reported in the accompanying consolidated statements of income, represent equity in earnings of KMP, attributable to the i-units we own, reduced by a deferred income tax provision and adjusted for the push down effect of Kinder Morgan Kansas, Inc.’s purchase of us and KMP. The deferred income tax provision is calculated based on the book/tax basis difference created by our recognition, under accounting principles generally accepted in the United States of America, of our share of the earnings of KMP. Our earnings per share (both basic and diluted) is our net income divided by our weighted-average number of outstanding shares during each period presented. There are no securities outstanding that may be converted into or exercised for our shares.

Notwithstanding the consolidation of KMP and its subsidiaries into KMI’s or Kinder Morgan Kansas, Inc.’s financial statements, KMI  and Kinder Morgan Kansas, Inc. are not liable for, and their assets are not available to satisfy, the obligations of KMP and/or its subsidiaries and vice versa. Responsibility for payments of obligations reflected in KMI’s, Kinder Morgan Kansas, Inc.’s or KMP’s financial statements is a legal determination based on the entity that incurs the liability.

Following is summarized income statement information and segment earnings contribution by business segment for KMP. Additional information on KMP’s results of operation and financial position are contained in its Annual Report on Form 10-K for the year ended December 31, 2010, included in this filing as Exhibit 99.1 and incorporated herein by reference (in millions).

Kinder Morgan Energy Partners, L.P.

	Year Ended December 31,
	2010	2009	2008
Segment earnings before depreciation, depletion, amortization and amortization of excess cost of equity investments(a)
Products Pipelines(b)	$504.5	$584.5	$546.2
Natural Gas Pipelines	836.3	789.6	760.6
CO2	965.5	782.9	759.9
Terminals	641.3	599.0	523.8
Kinder Morgan Canada	181.6	154.5	141.2
Total segment earnings before DD&A	3,129.2	2,910.5	2,731.7
Total segment depreciation, depletion and amortization	(904.8)	(850.8)	(702.7)
Total segment amortization of excess cost of equity investments	(5.8)	(5.8)	(5.7)
General and administrative expenses	(375.2)	(330.3)	(297.9)
Unallocable interest expense, net of interest income	(506.4)	(431.3)	(397.6)
Unallocable income tax expense	(9.9)	(8.5)	(9.3)
Net income	1,327.1	1,283.8	1,318.5
Net income attributable to noncontrolling interests	(10.8)	(16.3)	(13.7)
Net income attributable to KMP	$1,316.3	$1,267.5	$1,304.8

General Partner’s interest in net income(c)	$884.9	$935.8	$805.8

Limited Partners’ interest in net income	$431.4	$331.7	$499.0
____________

(a)	Includes revenues, earnings from equity investments, allocable interest income, and other, net, less operating expenses, allocable income taxes, and other expense (income).
(b)	2010 amount includes a $172.0 million increase in expense associated with rate case liability adjustments.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)	Kinder Morgan Management, LLC Form 10-K

(c)
2010 amount includes a reduction of incentive of $179.4 million including (i) a waived incentive of $11.1 million related to KMP equity issued to finance its acquisition of a 50% interest in Petrohawk Energy Corporation’s natural gas gathering and treating business and (ii) $168.3 million resulting from an interim capital transaction distribution (ICT Distribution). See note 16 of the notes to consolidated financial statements in KMP’s Annual Report on Form 10-K for the year ended December 31, 2010 included in this filing as Exhibit 99.1 for a further description of this ICT Distribution.

For the years ended December 31, 2010, 2009 and 2008, KMP reported limited partner’s interest in net income of $431.4 million, $331.7 million and $499.0 million, respectively. Our net income for the years ended December 31, 2010, 2009 and 2008 was $74.4 million, $59.0 million and $83.2 million, respectively.

Income Taxes

We are a limited liability company that has elected to be treated as a corporation for financial and tax reporting purposes. Our entire income tax provision (benefit) consists of deferred income tax, and deferred income tax assets and liabilities are recognized for temporary differences between the basis of our assets and liabilities. Under our new basis of accounting, we have excluded nondeductible goodwill associated with our investment in KMP. Prior to the Going Private transaction we recognized temporary differences between the basis of our assets and liabilities for financial and tax reporting purposes including nondeductible goodwill associated with our investment in KMP. Changes in tax legislation are included in the relevant computations in the period in which such changes are effective.

We are a party to a tax indemnification agreement with Kinder Morgan Kansas, Inc. Pursuant to this tax indemnification agreement, Kinder Morgan Kansas, Inc. agreed to indemnify us for any tax liability attributable to our formation or our management and control of the business and affairs of KMP and for any taxes arising out of a transaction involving the i-units we own to the extent the transaction does not generate sufficient cash to pay our taxes with respect to such transaction.

The $12.7 million increase in tax expense to $44.3 million for 2010 as compared to $31.6 million for 2009 is primarily due to a $28.1 million increase in pretax income associated with our investment in KMP and an increase in our state tax rate.

The $27.4 million decrease in tax expense to $31.6 million for 2009 as compared to $59.0 million for 2008 is primarily due to a $51.6 million decrease in pretax income and the 2008 income tax expense associated with $7.7 million of out of period adjustments attributable to the nondeductible goodwill associated with our investment in KMP.

See Note 6 of the accompanying notes to consolidated for additional information on income taxes and the out of period adjustment.

Liquidity and Capital Resources

Our authorized capital structure consists of two classes of interests: (1) our listed shares and (2) our voting shares, collectively referred to in this document as our “shares.” Additional classes of interests may be approved by our board and holders of a majority of our shares, excluding shares held by KMI and its affiliates. Our only off-balance sheet arrangement is our equity investment in KMP.

The number of our shares outstanding will at all times equal the number of i-units of KMP, all of which we own. Under the terms of our limited liability company agreement, except in connection with our liquidation, we do not pay distributions on our shares in cash but we make distributions on our shares in additional shares or fractions of shares. At the same time KMP makes a distribution on its common units and i-units, we distribute on each of our shares that fraction of a share determined by dividing the amount of the cash distribution to be made by KMP on each common unit by the average market price of a share determined for a ten-trading day period ending on the trading day immediately prior to the ex-dividend date for our shares. We have paid share distributions totaling 6,369,724, 7,540,357 and 5,565,424 shares in the years ended December 31, 2010, 2009 and 2008, respectively. On February 14, 2011, we paid a share distribution of 0.017393 shares per outstanding share (1,598,556 total shares) to shareholders of record as of January 31, 2011, based on the $1.13 per common unit distribution declared by KMP.

KMP’s partnership agreement requires that it distribute 100% of available cash, as defined in the partnership agreement, to its partners within 45 days following the end of each calendar quarter. Available cash consists generally of all of KMP’s cash receipts, including cash received by its operating partnerships and net reductions in reserves, less cash disbursements and net additions to reserves and amounts payable to the former general partner of SFPP, L.P. in respect of its remaining 0.5% interest in SFPP, L.P.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)	Kinder Morgan Management, LLC Form 10-K

KMP’s general partner is granted discretion by the partnership agreement, which discretion has been delegated to us, subject to the approval of the general partner in certain cases, to establish, maintain and adjust reserves for the proper conduct of its business, which might include reserves for matters such as future operating expenses, debt service, sustaining capital expenditures and rate refunds and for distributions for the next four quarters. These reserves are not restricted by magnitude, but only by type of future cash requirements with which they can be associated. When we determine KMP’s quarterly distributions, we consider current and expected reserve needs along with current and expected cash flows to identify the appropriate sustainable distribution level.

The general partner and owners of KMP’s common units and Class B units receive distributions in cash, while we, the sole owner of KMP’s i-units, receive distributions in additional i-units. For each outstanding i-unit, a fraction of an i-unit will be issued. The fraction is calculated by dividing the amount of cash being distributed per KMP common unit by the average closing price of our shares over the ten consecutive trading days preceding the date on which the shares begin to trade ex-dividend under the rules of the New York Stock Exchange. The cash equivalent of distributions of i-units is treated as if it had actually been distributed for purposes of determining the distributions to the general partner, although KMP does not distribute cash to i-unit owners but retains the cash for use in its business.

Pursuant to KMP’s partnership agreement, distributions to its unitholders are characterized either as distributions of cash from operations or as distributions of cash from interim capital transactions.  This distinction affects the distributions to its owners of common units, Class B units and i-units relative to the distributions to its general partner.

Cash from Operations.  Cash from operations generally refers to KMP’s cash balance on the date it commenced operations, plus all cash generated by the operation of its business, after deducting related cash expenditures, net additions to or reductions in reserves, debt service and various other items.

Cash from Interim Capital Transactions.  Cash from interim capital transactions will generally result only from KMP’s distributions that are funded from borrowings, sales of debt and equity securities and sales or other dispositions of its assets for cash, other than inventory, accounts receivable and other current assets and assets disposed of in the ordinary course of its business.

Rule for Characterizing Distributions.  Generally, all available cash distributed by KMP from any source will be treated as distributions of cash from operations until the sum of all available cash distributed equals the cumulative amount of cash from operations actually generated from the date it commenced operations through the end of the calendar quarter prior to that distribution.  Any distribution of available cash which, when added to the sum of all prior distributions, is in excess of the cumulative amount of cash from operations, will be considered a distribution of cash from interim capital transactions until the initial common unit price is fully recovered as described under “—Allocation of Distributions from Interim Capital Transactions.”  For purposes of calculating the sum of all distributions of available cash, the total equivalent cash amount of all distributions of i-units to us, as the holder of all i-units, will be treated as distributions of available cash, even though the distributions to us are made in additional i-units rather than cash.  KMP retains this cash and uses it in its business.  To date, all of KMP’s available cash distributions, other than a $177.1 million distribution of cash from interim capital transactions for the second quarter of 2010 (paid in the third quarter of 2010), have been treated as distributions of cash from operations.

Allocation of Distributions from Operations.  KMP will distribute cash from operations for each quarter effectively as follows:

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

Allocation of Distributions from Interim Capital Transactions.  Any distribution by KMP of available cash that would constitute cash from interim capital transactions would be distributed effectively as follows:

▪	98% to all owners of common units and Class B units pro rata in cash and to us in equivalent i-units; and

▪
2% to the general partner, until KMP has distributed cash from this source in respect of a common unit outstanding since its original public offering in an aggregate amount per unit equal to the initial common unit price of $5.75, as adjusted for splits.

As cash from interim capital transactions is distributed, it would be treated as if it were a repayment of the initial public offering price of the common units.  To reflect that repayment, the first three distribution target levels of cash from operations would be adjusted downward proportionately by multiplying each distribution target level amount by a fraction, the numerator of which is the unrecovered initial common unit price immediately after giving effect to that distribution and the denominator of which is the unrecovered initial common unit price immediately prior to giving effect to that distribution.  When the initial common unit price is fully recovered, then each of the first three distribution target levels will have been reduced to zero. Thereafter all distributions of available cash from all sources will be treated as if they were cash from operations and available cash will be distributed 50% to all classes of units pro rata with the distribution to i-units being made instead in the form of i-units and 50% to the general partner.  With respect to the portion of KMP’s distribution of available cash for the second quarter of 2010 that was from interim capital transactions, the general partner waived this resetting of the distribution target levels.

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

Recent Accounting Pronouncements

None of the Accounting Standards Updates that we adopted and that became effective January 1, 2010 had a material impact on our consolidated financial statements.

Information Regarding Forward-looking Statements

This filing includes forward-looking statements. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. They use words such as “anticipate,” “believe,” “intend,” “plan,” “projection,” “forecast,” “strategy,” “position,” “continue,” “estimate,” “expect,” “may,” or the negative of those terms or other variations of them or comparable terminology. In particular, statements, express or implied, concerning future actions, conditions or events, future operating results or the ability to generate sales, income or cash flow or to pay dividends or make distributions are forward-looking statements. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Future actions, conditions or events and future results of our operations and those of KMP may differ materially from those expressed in these forward-looking statements. Please see “Information Regarding Forward-Looking Statements” for KMP included in Exhibit 99.1 of this filing and incorporated herein by reference. Many of the factors that will determine these results are beyond our ability to control or predict. Specific factors that could cause actual results to differ from those in the forward-looking statements include:

▪	price trends and overall demand for natural gas liquids, refined petroleum products, oil, carbon dioxide, natural gas, electricity, coal, steel and other bulk materials and chemicals in North America;

▪	economic activity, weather, alternative energy sources, conservation and technological advances that may affect price trends and demand;

▪	changes in tariff rates charged by KMP’s pipeline subsidiaries implemented by the Federal Energy Regulatory Commission, other regulatory agency or the California Public Utilities Commission;

▪	KMP’s ability to acquire new businesses and assets and integrate those operations into its existing operations, as well as the ability to expand its facilities;

▪	difficulties or delays experienced by railroads, barges, trucks, ships or pipelines in delivering products to or from KMP’s terminals or pipelines;

▪	KMP’s ability to successfully identify and close acquisitions and make cost-saving changes in operations;

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)	Kinder Morgan Management, LLC Form 10-K

▪	shut-downs or cutbacks at major refineries, petrochemical or chemical plants, ports, utilities, military bases or other businesses that use KMP’s services or provide services or products to it;

▪
changes in crude oil and natural gas production from exploration and production areas that KMP serves, such as the Permian Basin area of West Texas, the U.S. Rocky Mountains and the Alberta, Canada oil sands;

▪	changes in laws or regulations, third-party relations and approvals and decisions of courts, regulators and governmental bodies that may adversely affect KMP’s business or its ability to compete;

▪
changes in accounting pronouncements that impact the measurement of KMP’s or our results of operations, the timing of when such measurements are to be made and recorded, and the disclosures surrounding these activities;

▪
our ability to offer and sell equity securities, and KMP’s ability to offer and sell equity securities and debt securities or obtain debt financing in sufficient amounts to implement that portion of KMP’s business plan that contemplates growth through acquisitions of operating businesses and assets and expansions of its facilities;

▪
KMP’s indebtedness, which could make it vulnerable to general adverse economic and industry conditions, limit its ability to borrow additional funds and/or place it at competitive disadvantages compared to its competitors that have less debt or have other adverse consequences;

▪	interruptions of electric power supply to KMP’s facilities due to natural disasters, power shortages, strikes, riots, terrorism, war or other causes;

▪	our or KMP’s ability to obtain insurance coverage without significant levels of self-retention of risk;

▪	acts of nature, accidents, sabotage, terrorism or other similar acts causing damage greater than KMP’s insurance coverage limits;

▪	capital and credit markets conditions, inflation and interest rates;

▪	the political and economic stability of the oil producing nations of the world;

▪	national, international, regional and local economic, competitive and regulatory conditions and developments;

▪	KMP’s ability to achieve cost savings and revenue growth;

▪	foreign exchange fluctuations;

▪	the timing and extent of changes in commodity prices for oil, natural gas, electricity and certain agricultural products;

▪
the extent of KMP’s success in discovering, developing and producing oil and gas reserves, including the risks inherent in exploration and development drilling, well completion and other development activities;

▪	engineering and mechanical or technological difficulties that KMP may experience with operational equipment, in well completions and workovers, and in drilling new wells;

▪	the uncertainty inherent in estimating future oil and natural gas production or reserves that KMP may experience;

▪	the ability of KMP to complete expansion projects on time and on budget;

▪	the timing and success of KMP’s business development efforts; and

▪
unfavorable results of litigation and the fruition of contingencies referred to in KMP’s Annual Report on Form 10-K for the year ended December 31, 2010, included in this filing as Exhibit 99.1 and incorporated herein by reference.

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

Kinder Morgan Management, LLC Form 10-K

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

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of comprehensive income, of shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of Kinder Morgan Management, LLC and its subsidiary (the “Company”) at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A of the Company’s 2010 Annual Report on Form 10-K.  Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Houston, Texas
February 23, 2011

Item 8. Financial Statements and Supplementary Data. (continued)	Kinder Morgan Management, LLC Form 10-K

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2010	2009	2008
	(In millions except per share amounts)
Equity in earnings of Kinder Morgan Energy Partners, L.P.	$118.7	$90.6	$142.2
Income taxes	44.3	31.6	59.0

Net Income	$74.4	$59.0	$83.2

Earnings per Share
Basic	$0.84	$0.72	$1.11
Diluted	$0.84	$0.72	$1.11

Number of shares used in computing Earnings per Share
Basic	88.8	81.9	75.1
Diluted	88.8	81.9	75.1

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2010	2009	2008
	(In millions)
Net Income	$74.4	$59.0	$83.2
Other comprehensive income (loss), net of tax:
Change in fair value of derivatives utilized for hedging purposes (net of tax benefit (expense) of $4.1, $30.9 and $(37.6), respectively)	(7.2)	(55.3)	66.4
Reclassification of change in fair value of derivatives to net income (net of tax expense of $10.0, $6.5 and $38.0, respectively)	17.6	11.6	67.0
Foreign currency translation adjustments (net of tax benefit (expense) of $(5.5), $(17.0) and $19.0, respectively)	9.6	30.4	(33.6)
Adjustments to pension and other postretirement benefit plan liabilities (net of tax benefit (expense) of $0.1, $0.2 and $(0.2), respectively)	(0.2)	(0.3)	0.4
Total Other Comprehensive Income (Loss)	19.8	(13.6)	100.2

Comprehensive Income	$94.2	$45.4	$183.4

The accompanying notes are an integral part of these consolidated financial statements.

Item 8. Financial Statements and Supplementary Data. (continued)	Kinder Morgan Management, LLC Form 10-K

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	(Dollars in millions)
ASSETS

Current Assets
Accounts receivable – related party	$10.1	$9.9
Other current assets	0.4	1.3
Total current assets	10.5	11.2

Investment in Kinder Morgan Energy Partners, L.P.	2,673.3	2,523.5

Total Assets	$2,683.8	$2,534.7

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$2.8	$2.6
Accrued other current liabilities	7.6	8.5
Total current liabilities	10.4	11.1

Deferred income taxes	201.7	146.1

Shareholders’ Equity
Voting shares - unlimited authorized; 2 voting shares issued and outstanding	0.1	0.1
Listed shares - unlimited authorized; 91,907,985 and 85,538,261 listed shares issued and outstanding, respectively	3,339.7	2,966.0
Retained deficit	(848.6)	(549.3)
Accumulated other comprehensive loss	(19.5)	(39.3)
Total Shareholders’ Equity	2,471.7	2,377.5

Total Liabilities and Shareholders’ Equity	$2,683.8	$2,534.7

The accompanying notes are an integral part of these consolidated financial statements.

Item 8. Financial Statements and Supplementary Data. (continued)	Kinder Morgan Management, LLC Form 10-K

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
	(In millions)
Cash Flows From Operating Activities
Net income	$74.4	$59.0	$83.2
Adjustments to reconcile net income to net cash flows from operating activities
Deferred income taxes	44.3	31.6	59.0
Equity in earnings of Kinder Morgan Energy Partners, L.P.	(118.7)	(90.6)	(142.2)
Changes in components of working capital
Accounts receivable – related party	(0.2)	(2.7)	21.4
Other current assets	0.9	(0.5)	1.5
Accounts payable	0.2	1.3	-
Accrued other current liabilities	(0.9)	1.9	(22.9)
Net Cash Provided by Operating Activities	-	-	-

Cash Flows From Investing Activities
Purchase of i-units of Kinder Morgan Energy Partners, L.P.	-	-	-
Net Cash Used in Investing Activities	-	-	-

Cash Flows From Financing Activities
Shares issued	-	-	-
Net Cash Provided by Financing Activities	-	-	-

Net increase in Cash and Cash Equivalents	-	-	-
Cash and Cash Equivalents, beginning of period	-	-	-
Cash and Cash Equivalents, end of period	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Item 8. Financial Statements and Supplementary Data. (continued)	Kinder Morgan Management, LLC Form 10-K

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2010		2009		2008
	Shares	Amount	Shares	Amount	Shares	Amount
	(Dollars in millions)
Voting Shares
Beginning Balance	$2	$0.1	$2	$0.1	$2	$0.1
Ending Balance	2	0.1	2	0.1	2	0.1

Listed Shares
Beginning Balance	85,538,261	2,966.0	77,997,904	2,630.1	72,432,480	2,374.8
Share distributions	6,369,724	373.7	7,540,357	335.9	5,565,424	289.6
Share issuance costs		-		-	-	(34.3)
Ending Balance	91,907,985	3,339.7	85,538,261	2,966.0	77,997,904	2,630.1

Retained Deficit
Beginning Balance		(549.3)		(272.4)		(66.0)
Net income		74.4		59.0		83.2
Share distributions		(373.7)		(335.9)		(289.6)
Ending Balance		(848.6)		(549.3)		(272.4)

Accumulated other comprehensive loss (net of tax benefits)

Beginning Balance		(39.3)		(25.7)		(125.9)
Change in fair value of derivatives utilized for hedging purposes		(7.2)		(55.3)		66.4
Reclassification of change in fair value of derivatives to net income		17.6		11.6		67.0
Foreign currency translation adjustments		9.6		30.4		(33.6)
Adjustments to pension and other postretirement benefit plan liabilities		(0.2)		(0.3)		0.4
Ending Balance		(19.5)		(39.3)		(25.7)

Total Shareholders’ Equity	91,907,987	$2,471.7	85,538,263	$2,377.5	77,997,906	$2,332.1

The accompanying notes are an integral part of these consolidated financial statements.

Item 8. Financial Statements and Supplementary Data. (continued)	Kinder Morgan Management, LLC Form 10-K

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      General

Kinder Morgan Management, LLC is a publicly traded Delaware limited liability company that was formed on February 14, 2001.

On February 10, 2011, Kinder Morgan Holdco LLC converted from a Delaware limited liability company to a Delaware corporation.  Kinder Morgan Holdco LLC was renamed Kinder Morgan, Inc., and its subsidiary formerly known as Kinder Morgan, Inc. was renamed Kinder Morgan Kansas, Inc., which are referred to in these financials statements as KMI and Kinder Morgan Kansas, Inc., respectively. On February 16, 2011, KMI completed an initial public offering of its common stock.  Prior to the closing of the initial public offering its outstanding units were converted into shares of its capital stock.  All of the common stock that was sold in the offering was sold by its existing investors consisting of funds advised by or affiliated with Goldman Sachs & Co., Highstar Capital LP, The Carlyle Group and Riverstone Holdings LLC. No members of management sold shares in the offering and KMI did not receive any proceeds from the offering.  KMI’s initial public offering did not have a material impact on our consolidated financial statements.

Kinder Morgan G.P., Inc., of which KMI indirectly owns all of the outstanding common equity, is the general partner of Kinder Morgan Energy Partners, L.P. (KMP) and owns all of our voting shares. Kinder Morgan G.P., Inc., pursuant to a delegation of control agreement among us, Kinder Morgan G.P., Inc. and KMP, has delegated to us, to the fullest extent permitted under Delaware law and KMP’s limited partnership agreement, all of its rights and powers to manage and control the business and affairs of KMP, subject to the general partner’s right to approve specified actions. We are a limited partner in KMP through our ownership of its i-units, and manage and control its business and affairs pursuant to the delegation of control agreement. Our success is dependent upon our operation and management of KMP and its resulting performance; see Note 5. Unless the context requires otherwise, references to “we,” “us,” “our,” or the “Company” are intended to mean Kinder Morgan Management, LLC and its consolidated subsidiary, Kinder Morgan Services LLC.

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

On May 30, 2007, Kinder Morgan Kansas, Inc. completed a merger transaction with a wholly owned subsidiary of KMI under which investors including Richard D. Kinder, Kinder Morgan Kansas, Inc.’s Chairman and Chief Executive Officer, acquired all of the outstanding shares of Kinder Morgan Kansas, Inc., referred to as the “Going Private transaction.” The purchase price of Kinder Morgan Kansas, Inc. has been “pushed-down” and allocated to the assets and liabilities of its subsidiary companies, including us. Accordingly, the accompanying financial information, transactions and balances reflect the push-down of Kinder Morgan Kansas, Inc.’s new accounting basis arising from the 2007 Going Private transaction to our financial statements.

Notwithstanding the consolidation of KMP and its subsidiaries into KMI’s and Kinder Morgan Kansas, Inc.’s financial statements, except as explicitly disclosed, KMI and Kinder Morgan Kansas, Inc. are not liable for, and their assets are not available to satisfy, the obligations of KMP and/or its subsidiaries and vice versa.  Responsibility for settlements of obligations reflected in KMI’s , Kinder Morgan Kansas, Inc.’s or KMP’s financial statements are a legal determination based on the entity that incurs the liability.

Cash Equivalents

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Item 8. Financial Statements and Supplementary Data. (continued)	Kinder Morgan Management, LLC Form 10-K

Accounting for Investment in KMP

We use the equity method of accounting for our investment in KMP, which investment is further described in Notes 3 and 4. KMP is a publicly traded limited partnership and is traded on the New York Stock Exchange under the symbol “KMP.” We record, in the period in which it is earned, our share of the earnings of KMP attributable to the i-units we own, which includes an adjustment to reflect the impact of the push down of the purchase price of Kinder Morgan Kansas, Inc. on our equity investment in KMP. We also record our proportionate share of KMP’s accumulated other comprehensive income as an adjustment to our investment in KMP. We receive distributions from KMP in the form of additional i-units, which increase the number of i-units we own. We issue additional shares (or fractions thereof) of the Company to our existing shareholders in an amount equal to the additional i-units received from KMP. At December 31, 2010, through our ownership of i-units, we owned approximately 29.1% of all of KMP’s outstanding limited partner interests.

In addition, we perform impairment testing of the amount at which we carry the excess of cost over underlying fair value of net assets accounted for under the equity method when events or circumstances warrant such testing. The impairment test considers whether there is an inability to recover the carrying value of an investment that is other than temporary. As of December 31, 2010, we believed no such impairment had occurred on our investment in KMP.

Accounting for Share Distributions

Our board of directors declares and we make additional share distributions at the same time that KMP declares and makes distributions on the i-units to us, so that the number of i-units we own and the number of our shares outstanding remain equal. We account for the share distributions we make by charging retained earnings and crediting outstanding shares with amounts that equal the number of shares distributed multiplied by the closing price of the shares on the date the distribution is payable. As a result, we expect that our retained earnings will always be in a deficit position because (i) distributions per unit for KMP (which serve to reduce our retained earnings) are based on “Available Cash” as defined by its partnership agreement, which amount generally exceeds the earnings per unit (which serve to increase our retained earnings) and (ii) the impact on our retained earnings attributable to our equity in the earnings of KMP is recorded after a provision for income taxes.

Income Taxes

We are a limited liability company that has elected to be treated as a corporation for federal income tax purposes. Our entire income tax provision consists of deferred income tax.  Deferred income tax assets and liabilities are recognized for temporary differences between the basis of our assets and liabilities for financial and tax reporting purposes.  Our deferred tax liabilities balance was $201.7 million and $146.1 million as of December 31, 2010 and 2009, respectively, as presented in the accompanying consolidated balance sheets. Under our current basis of accounting, we have excluded nondeductible goodwill associated with our investment in KMP. Prior to the Going Private transaction we recognized temporary differences between the basis of our assets and liabilities for financial reporting and tax purposes including nondeductible goodwill associated with our investment in KMP. Changes in tax legislation are included in the relevant computations in the period in which such changes are effective. Currently, our only such temporary difference results from our investment in KMP.

For more information on income taxes, see Note 6.

Earnings Per Share

Both basic and diluted earnings per share are computed based on the weighted-average number of shares outstanding during each period, adjusted for share splits. There are no securities outstanding that may be converted into or exercised for shares.

3.      Capitalization

Our authorized capital structure consists of two classes of interests: (1) our listed shares and (2) our voting shares, collectively referred to in this document as our “shares.” Prior to the May 2001 initial public offering of our shares, our issued capitalization consisted of $100,000 contributed by Kinder Morgan, G.P., Inc. for two voting shares. At December 31, 2010, KMI owned approximately 13.1 million, or approximately 14.3% of our outstanding shares.

We have paid share distributions totaling 6,369,724, 7,540,357 and 5,565,424 shares in the years ended December 31, 2010, 2009 and 2008, respectively.  On February 14, 2011, we paid a share distribution of 0.017393 shares per outstanding share (1,598,556 total shares) to shareholders of record as of January 31, 2011, based on the $1.13 per

Item 8. Financial Statements and Supplementary Data. (continued)	Kinder Morgan Management, LLC Form 10-K

common unit distribution declared by KMP. These distributions were paid in the form of additional shares or fractions thereof based on the average market price of a share determined for a ten-trading day period ending on the trading day immediately prior to the ex-dividend date for our shares.

4.      Business Activities and Related Party Transactions

At no time after our formation and prior to our initial public offering did we have any operations or own any interest in KMP. Upon the closing of our initial public offering in May 2001, we became a limited partner in KMP and, pursuant to a delegation of control agreement; we assumed the management and control of its business and affairs. Under the delegation of control agreement, Kinder Morgan G.P., Inc. delegated to us, to the fullest extent permitted under Delaware law and the KMP’s partnership agreement, all of Kinder Morgan G.P., Inc.’s power and authority to manage and control the business and affairs of KMP, subject to Kinder Morgan G.P., Inc.’s right to approve certain transactions. KMP will either pay directly or reimburse us for all expenses we incur in performing under the delegation of control agreement and will be obligated to indemnify us against claims and liabilities provided that we have acted in good faith and in a manner we believed to be in, or not opposed to, the best interests of KMP and the indemnity is not prohibited by law. KMP consented to the terms of the delegation of control agreement including KMP’s indemnity and reimbursement obligations. We do not receive a fee for our service under the delegation of control agreement, nor do we receive any margin or profit on the expense reimbursement. We incurred approximately $289.6 million, $273.2 million and $263.5 million of expenses during the years ended December 31, 2010, 2009 and 2008, respectively, on behalf of KMP. The expense reimbursements by KMP to us are accounted for as a reduction to the expense incurred by us. The net monthly balance payable or receivable from these activities is settled in cash in the following month. At December 31, 2010, $10.1 million, primarily a receivable from KMP is recorded in the caption “Accounts receivable—related party” in the accompanying consolidated balance sheet.

Kinder Morgan Services LLC is our wholly owned subsidiary and provides centralized payroll and employee benefits services to us, Kinder Morgan G.P., Inc., KMP, and KMP’s operating partnerships and subsidiaries (collectively, the “Group”). Employees of KMGP Services Company, Inc., a subsidiary of Kinder Morgan G.P., Inc., are assigned to work for one or more members of the Group. When they do so, they remain under our ultimate management and control. The direct costs of all compensation, benefits expenses, employer taxes and other employer expenses for these employees are allocated and charged by Kinder Morgan Services LLC to the appropriate members of the Group, and the members of the Group reimburse Kinder Morgan Services LLC for their allocated shares of these direct costs. There is no profit or margin charged by Kinder Morgan Services LLC to the members of the Group. The administrative support necessary to implement these payroll and benefits services is provided by the human resource department of Kinder Morgan Kansas, Inc., and the related administrative costs are allocated to members of the Group in accordance with expense allocation procedures. The effect of these arrangements is that each member of the Group bears the direct compensation and employee benefits costs of its assigned or partially assigned employees, as the case may be, while also bearing its allocable share of administrative costs. Pursuant to its limited partnership agreement, KMP reimburses Kinder Morgan Services LLC for its share of these administrative costs, and such reimbursements are accounted for as described above. Additionally, KMP reimburses us with respect to costs incurred or allocated to us in accordance with KMP’s limited partnership agreement, the delegation of control agreement among Kinder Morgan G.P., Inc., KMP, us and others, and our limited liability company agreement. During the years ended December 31, 2010, 2009 and 2008, expenses totaled approximately $383.4 million, $344.6 million and $310.7 million, respectively.

Item 8. Financial Statements and Supplementary Data. (continued)	Kinder Morgan Management, LLC Form 10-K

5.      Summarized Financial Information for KMP

Following is summarized income statement and balance sheet information for KMP (in millions). Additional information on KMP’s results of operations and financial position are contained in its Annual Report on Form 10-K for the year ended December 31, 2010, which is included in this filing as Exhibit 99.1 and incorporated herein by reference.

Summarized Kinder Morgan Energy Partners, L.P. Income Statement Information

	Year Ended December 31,
	2010	2009	2008
Revenues	$8,077.7	$7,003.4	$11,740.3
Operating costs, expenses and other(a)	6,472.6	5,488.3	10,188.8
Operating income	$1,605.1	$1,515.1	$1,551.5

Income from continuing operations	$1,327.1	$1,283.8	$1,317.2

Net income	$1,327.1	$1,283.8	$1,318.5

Net income attributable to KMP.	$1,316.3	$1,267.5	$1,304.8

General Partner’s interest in net income(b)	$884.9	$935.8	$805.8

Limited Partners’ interest in net income	$431.4	$331.7	$499.0

Summarized Kinder Morgan Energy Partners, L.P. Balance Sheet Information

	As of December 31,
	2010	2009
Current assets	$1,286.7	$1,244.7
Noncurrent assets	$20,574.4	$19,017.5

Current liabilities	$2,764.2	$2,017.6
Noncurrent liabilities	$11,804.4	$11,520.5
KMP’s capital	$7,210.7	$6,644.5
Noncontrolling interests	$81.8	$79.6
____________

(a)	2010 amount includes a $172.0 million increase in expense associated with rate case liability adjustments.
(b)
2010 amount includes a reduction of incentive of $179.4 million including (i) waived incentive of $11.1 million related to KMP equity issued to finance its acquisition of a 50% interest in Petrohawk Energy Corporation’s natural gas gathering and treating business and (ii) $168.3 million resulting from an interim capital transaction (ICT Distribution). Under an ICT Distribution, KMP’s general partner receives no incentive distribution, see Note 16 of the notes to consolidated financial statements in KMP’s Annual Report on Form 10-K for the year ended December 31, 2010, which is included in this filing as Exhibit 99.1 and incorporated herein by reference for a further description of this ICT Distribution.

Item 8. Financial Statements and Supplementary Data. (continued)	Kinder Morgan Management, LLC Form 10-K

6.	Income Taxes

The difference between the statutory federal income taxes (and rate) and our actual income taxes (and effective tax rate) are summarized as follows (in millions, except percentages):

	Year Ended December 31,
	2010		2009			2008
Federal income tax rate	$41.5	35.0%	$31.6	35.0%		$49.8	35.0%
Other (a)	1.2	1.0%	(0.9)	(1.1	) %	7.7	5.4%
State income tax, net of federal benefit	1.6	1.3%	0.9	1.0%		1.5	1.1%
Total	$44.3	37.3%	$31.6	34.9%		$59.0	41.5%
____________

(a)	Primarily the impact on deferred taxes of an increase in our state tax rate in 2010, changes in nondeductible goodwill in 2009 and an out of period adjustment in 2008 discussed below.

We entered into a tax indemnification agreement with Kinder Morgan Kansas, Inc. Pursuant to this tax indemnification agreement, Kinder Morgan Kansas, Inc. agreed to indemnify us for any tax liability attributable to our formation or our management and control of the business and affairs of KMP and for any taxes arising out of a transaction involving the i-units we own to the extent the transaction does not generate sufficient cash to pay our taxes with respect to such transaction.

We had no unrecognized tax benefits on the balance sheet at December 31, 2010 and 2009. In the event interest or penalties are incurred with respect to income tax matters, our policy will be to include such items in income tax expense. We did not have an accrual for interest and penalties at December 31, 2010 or 2009. At December 31, 2010, tax years 2006 through 2010 remained subject to examination by the Internal Revenue Service or applicable states. We do not expect any material change in the balance of our unrecognized tax benefits over the next twelve months.

Out of Period Adjustment

Effective with the closing of the Going Private transaction and our change to a new basis of accounting reflecting the push down of the purchase price to us, we now provide for deferred taxes on only the portion of the book/tax basis difference in our investment in KMP that is not attributable to non-tax-deductible goodwill. We developed an estimate that was used to determine the provision for deferred income taxes and the net deferred tax balances included in our Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 Form 10-K”). Subsequent to the February 29, 2008 filing of our 2007 Form 10-K, we determined that the information used in making this estimate was deficient in some respects and, therefore, a revised estimate was developed.

Our consolidated financial statements for the year ended December 31, 2008 reflect the revised calculation, including the correction of our previously reported amounts. This change had the effects of (i) increasing our provision for deferred income taxes by $7.7 million (resulting in a reduction to net income of $7.7 million or $0.10 per diluted share) in 2008 and (ii) creating incremental deferred income tax liability of $63.8 million, of which only the $7.7 million referred to above in (i) had an effect on our results of operations due to the application of purchase accounting.  This change has not had and will not have an effect on the distributions we receive from KMP in the form of additional i-units or the share distributions we declare. In addition, the deferred tax balance may not represent the taxes that we would owe in the event of liquidation of KMP as our tax liabilities on liquidation may be impacted by our tax indemnification agreement with Kinder Morgan Kansas, Inc. We evaluated the impact of the error and determined that it was not material to our consolidated financial statements in 2007 or 2008, and accordingly have recorded the related effects in our consolidated financial statements for the year ended December 31, 2008.

Item 8. Financial Statements and Supplementary Data. (continued)	Kinder Morgan Management, LLC Form 10-K

7.	Quarterly Financial Data (Unaudited)

Quarterly Operating Results for 2010 and 2009

	2010–Three Months Ended
	March 31	June 30	September 30	December 31
	(In millions except per share amounts)
Equity in earnings (loss) of KMP	$(8.9)	$76.1	$13.5	$38.0
Income taxes (benefit)	(3.3)	27.7	4.7	15.2
Net income (loss)	$(5.6)	$48.4	$8.8	$22.8

Earnings (loss) per share, basic and diluted	$(0.06)	$0.55	$0.10	$0.25

Number of shares used in computing basic and diluted earnings per share	86.4	87.9	89.5	91.2

	2009–Three Months Ended
	March 31	June 30	September 30	December 31
	(In millions except per share amounts)
Equity in earnings of KMP	$10.4	$25.1	$34.4	$20.7
Income taxes	5.1	8.6	13.1	4.8
Net income	$5.3	$16.5	$21.3	$15.9

Earnings per share, basic and diluted	$0.07	$0.20	$0.26	$0.19

Number of shares used in computing basic and diluted earnings per share	79.0	81.0	82.9	84.7

8.	Supplemental Information on Oil and Gas Producing Activities (Unaudited)

At December 31, 2010, through our ownership of i-units, we owned approximately 29.1% of all of KMP’s outstanding limited partner interests.  As discussed above, our results of operations are derived principally from our investment in KMP.  We use the equity method of accounting for our investment in KMP, and record our share of its earnings and accumulated other comprehensive income.  Though we do not directly have interests in oil and gas producing activities, our equity method investee, KMP, has significant oil and gas producing activities.  Additional information on KMP’s oil and gas producing activities are contained in its Annual Report on Form 10-K for the year ended December 31, 2010, which is included in this filing as Exhibit 99.1 and incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2010, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required, and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

Item 9A. Controls and Procedures. (continued)	Kinder Morgan Management, LLC Form 10-K

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010. The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their attestation report which appears herein.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None

Kinder Morgan Management, LLC Form 10-K

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Set forth below is information concerning our directors and executive officers. All directors are elected annually by, and may be removed by, Kinder Morgan G.P., Inc. as the sole holder of our voting shares. All officers serve at the discretion of our board of directors.

Name	Age	Position
Richard D. Kinder	66	Director, Chairman and Chief Executive Officer
C. Park Shaper	42	Director and President
Steven J. Kean	49	Executive Vice President and Chief Operating Officer
Gary L. Hultquist	67	Director
C. Berdon Lawrence	68	Director
Perry M. Waughtal	75	Director
Kimberly A. Dang	41	Vice President and Chief Financial Officer
Jeffrey R. Armstrong	42	Vice President (President, Terminals)
Thomas A. Bannigan	57	Vice President (President, Products Pipelines)
Richard T. Bradley	55	Vice President (President, CO2)
David D. Kinder	36	Vice President, Corporate Development and Treasurer
Joseph Listengart	42	Vice President, General Counsel and Secretary
Thomas A. Martin	49	Vice President (President, Natural Gas Pipelines)
James E. Street	54	Vice President, Human Resources and Administration

Richard D. Kinder is Director, Chairman and Chief Executive Officer of KMR, Kinder Morgan G.P., Inc., KMI and Kinder Morgan Kansas, Inc.  Mr. Kinder has served as Director, Chairman and Chief Executive Officer of KMR since its formation in February 2001.  He was elected Director, Chairman and Chief Executive Officer of Kinder Morgan Kansas, Inc. in October 1999.  He was elected Director, Chairman and Chief Executive Officer of Kinder Morgan G.P., Inc. in February 1997.  Mr. Kinder was elected President of KMR, Kinder Morgan G.P., Inc. and Kinder Morgan Kansas, Inc. in July 2004 and served as President until May 2005.  He also served as Chief Manager, and as a member of the Board of Managers, of Kinder Morgan Holdco LLC from May 2007 until February 2011, and continued in the role of Chairman and Chief Executive Officer of KMI upon its conversion.  Mr. Kinder is the uncle of David Kinder, Vice President, Corporate Development and Treasurer of KMR, Kinder Morgan G.P., Inc., KMI and Kinder Morgan Kansas, Inc. Mr. Kinder’s experience as Chief Executive Officer of KMR and of Kinder Morgan G.P., Inc., provide him with a familiarity with our strategy, operations and finances that can be matched by no one else. In addition, we believe that with Mr. Kinder’s significant direct and indirect equity ownership in us, his economic interests are aligned with those of our other equity investors.

C. Park Shaper is Director and President of KMR, Kinder Morgan G.P., Inc., KMI and Kinder Morgan Kansas, Inc.  Mr. Shaper was elected President of KMR, Kinder Morgan G.P., Inc. and Kinder Morgan Kansas, Inc. in May 2005.  He served as Executive Vice President of KMR, Kinder Morgan G.P., Inc. and Kinder Morgan Kansas, Inc. from July 2004 until May 2005.  Mr. Shaper was elected Director of KMR and Kinder Morgan G.P., Inc. in January 2003 and of Kinder Morgan Kansas, Inc. in May of 2007.  He was elected Vice President, Treasurer and Chief Financial Officer of KMR upon its formation in February 2001, and served as its Treasurer until January 2004, and its Chief Financial Officer until May 2005.  He was elected Vice President, Treasurer and Chief Financial Officer of Kinder Morgan Kansas, Inc. in January 2000, and served as its Treasurer until January 2004, and its Chief Financial Officer until May 2005.  Mr. Shaper was elected Vice President, Treasurer and Chief Financial Officer of Kinder Morgan G.P., Inc. in January 2000, and served as its Treasurer until January 2004 and its Chief Financial Officer until May 2005.  He also served as President, and as a member of the Board of Managers, of Kinder Morgan Holdco LLC from May 2007 until February 2011, and continued in the role of Director and President of KMI upon its conversion.  He received a Masters of Business Administration degree from the J.L. Kellogg Graduate School of Management at Northwestern University.  Mr. Shaper also has a Bachelor of Science degree in Industrial Engineering and a Bachelor of Arts degree in Quantitative Economics from Stanford University.  Mr. Shaper is also a trust manager of Weingarten Realty Investors. Mr. Shaper’s experience as President of KMR and Kinder Morgan G.P., Inc., together with his experience as an executive officer of various Kinder Morgan entities, provide him valuable management and operational expertise and intimate knowledge of our business operations, finances and strategy.

Item 10.	Directors, Executive Officers and Corporate Governance. (continued)	Kinder Morgan Management, LLC Form 10-K

Steven J. Kean is Executive Vice President and Chief Operating Officer of KMR, Kinder Morgan G.P., Inc., KMI and Kinder Morgan Kansas, Inc.  Mr. Kean was elected Executive Vice President and Chief Operating Officer of KMR, Kinder Morgan G.P., Inc. and Kinder Morgan Kansas, Inc. in January 2006.  He also served as President, Natural Gas Pipelines of KMR and Kinder Morgan G.P., Inc. from July 2008 to November 2009.  He served as Executive Vice President, Operations of KMR, Kinder Morgan G.P., Inc. and Kinder Morgan Kansas, Inc. from May 2005 to January 2006.  He served as President, Texas Intrastate Pipeline Group from June 2002 until May 2005.  He served as Vice President of Strategic Planning for the Kinder Morgan Gas Pipeline Group from January 2002 until June 2002.  He also served as Chief Operating Officer, and as a member of the Board of Managers, of Kinder Morgan Holdco LLC from May 2007 until February 2011, and continued in the role of Director, Executive Vice President and Chief Operating Officer upon its conversion.  Mr. Kean received his Juris Doctor from the University of Iowa in May 1985 and received a Bachelor of Arts degree from Iowa State University in May 1982.

Gary L. Hultquist is a Director of KMR and Kinder Morgan G.P., Inc.  Mr. Hultquist was elected Director of KMR upon its formation in February 2001.  He was elected Director of Kinder Morgan G.P., Inc. in October 1999.  Since 1995, Mr. Hultquist has been the Managing Director of Hultquist Capital, LLC, a San Francisco-based strategic and merger advisory firm.  Since 2009, Mr. Hultquist has also been Chairman of the board of directors of Prairie Bankers, LLC, a data center development company, and a Principal of NewCap Partners Inc., a FINRA-registered broker-dealer and investment bank, specializing in technology, mergers and acquisitions. Mr. Hultquist has over 20 years of experience as an investment banker and over 15 years experience practicing law.  This combination of experience provides him an understanding of the business and legal risks applicable to us.

C. Berdon Lawrence is a Director of KMR and Kinder Morgan G.P., Inc.  Mr. Lawrence was elected Director of KMR and Kinder Morgan G.P., Inc. in January 2009.  Since October 1999, Mr. Lawrence has served Kirby Corporation, a publicly traded inland tank barge operator, as Chairman of the Board.  Prior to that, he served for 30 years as President of Hollywood Marine, an inland tank barge company of which he was the founder.  Mr. Lawrence holds an M.B.A. degree and a B.B.A. degree in business administration from Tulane University. Mr. Lawrence has over 40 years of experience as an executive in the inland tank barge business, giving him both experience heading a publicly traded company and a thorough knowledge of the transportation business in which we are engaged.

Perry M. Waughtal is a Director of KMR and Kinder Morgan G.P., Inc.  Mr. Waughtal was elected Director of KMR upon its formation in February 2001.  Mr. Waughtal was elected Director of Kinder Morgan G.P., Inc. in April 2000.  Since 1994, Mr. Waughtal has been the Chairman of Songy Partners Limited, an Atlanta, Georgia based real estate investment company.  Mr. Waughtal was a director of HealthTronics, Inc. from 2004 to 2009. We believe Mr. Waughtal’s 30 years of experience with Hines Interests Limited Partnership, a privately owned, international real estate firm, including as Vice Chairman of development and operations and Chief Financial Officer, and 15 years of experience as Chairman of Songy Partners Limited provide him with planning, management, finance and accounting experience with and an understanding of large organizations with capital-intensive projects analogous to the types in which we typically engage, thereby qualifying him to serve as a director.

Kimberly A. Dang is Vice President and Chief Financial Officer of KMR, Kinder Morgan G.P., Inc., KMI and Kinder Morgan Kansas, Inc.  Mrs. Dang was elected Chief Financial Officer of KMR, Kinder Morgan G.P., Inc. and Kinder Morgan Kansas, Inc. in May 2005.  She served as Treasurer of KMR, Kinder Morgan G.P., Inc. and Kinder Morgan Kansas, Inc. from January 2004 to May 2005.  She was elected Vice President, Investor Relations of KMR, Kinder Morgan G.P., Inc. and Kinder Morgan Kansas, Inc. in July 2002 and served in that role until January 2009.  From November 2001 to July 2002, she served as Director, Investor Relations of KMR, Kinder Morgan G.P., Inc., and Kinder Morgan Kansas, Inc.  She also served as Chief Financial Officer of Kinder Morgan Holdco LLC from May 2007 until February 2011, and continued in the role of Vice President and Chief Financial Officer upon its conversion.  Mrs. Dang received a Masters in Business Administration degree from the J.L. Kellogg Graduate School of Management at Northwestern University and a Bachelor of Business Administration degree in accounting from Texas A&M University.

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

Item 10.	Directors, Executive Officers and Corporate Governance. (continued)	Kinder Morgan Management, LLC Form 10-K

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

David D. Kinder is Vice President, Corporate Development and Treasurer of KMR, Kinder Morgan G.P., Inc., KMI and Kinder Morgan Kansas, Inc.  Mr. Kinder was elected Treasurer of KMR, Kinder Morgan G.P., Inc. and Kinder Morgan Kansas, Inc. in May 2005.  He was elected Vice President, Corporate Development of KMR, Kinder Morgan G.P., Inc. and Kinder Morgan Kansas, Inc. in October 2002.  He served as manager of corporate development for Kinder Morgan Kansas, Inc. and Kinder Morgan G.P., Inc. from January 2000 to October 2002.  He also served as Treasurer of Kinder Morgan Holdco LLC from May 2007 until February 2011, and continued in the role of Vice President, Corporate Development and Treasurer upon its conversion.  Mr. Kinder graduated cum laude with a Bachelors degree in Finance from Texas Christian University in 1996.  Mr. Kinder is the nephew of Richard D. Kinder.

Joseph Listengart is Vice President, General Counsel and Secretary of KMR, Kinder Morgan G.P., Inc., KMI and Kinder Morgan Kansas, Inc.  Mr. Listengart was elected Vice President, General Counsel and Secretary of KMR upon its formation in February 2001.  He was elected Vice President and General Counsel of Kinder Morgan G.P., Inc. and Vice President, General Counsel and Secretary of Kinder Morgan Kansas, Inc. in October 1999.  Mr. Listengart was elected Secretary of Kinder Morgan G.P., Inc. in November 1998 and has been an employee of Kinder Morgan G.P., Inc. since March 1998.  He also served as General Counsel and Secretary of Kinder Morgan Holdco LLC from May 2007 until February 2011, and continued in the role of Vice President, General Counsel and Secretary upon its conversion.  Mr. Listengart received his Masters in Business Administration from Boston University in January 1995, his Juris Doctor, magna cum laude, from Boston University in May 1994, and his Bachelor of Arts degree in Economics from Stanford University in June 1990.

Thomas A. Martin is Vice President (President, Natural Gas Pipelines) of KMR and Kinder Morgan G.P., Inc.   Mr. Martin was elected Vice President (President, Natural Gas Pipelines) of KMR and Kinder Morgan G.P., Inc. in November 2009.  Mr. Martin served as President, Texas Intrastate Pipeline Group from May 2005 until November 2009.  From April 2003 to May 2005 he served as Vice President of Storage and Optimization for our Texas Intrastate Pipeline Group.  Mr. Martin received a Bachelor of Business Administration degree from Texas A&M University.

James E. Street is Vice President, Human Resources and Administration of KMR, Kinder Morgan G.P., Inc., KMI and Kinder Morgan Kansas, Inc.  Mr. Street was elected Vice President, Human Resources and Administration of KMR upon its formation in February 2001.  He was elected Vice President, Human Resources and Administration of Kinder Morgan G.P., Inc. and Kinder Morgan Kansas, Inc. in August 1999.  He has been Vice President, Human Resources and Administration of KMI since February 2011.  Mr. Street received a Masters of Business Administration degree from the University of Nebraska at Omaha and a Bachelor of Science degree from the University of Nebraska at Kearney.

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

We have not, nor has KMP, or Kinder Morgan G.P., Inc. made, within the preceding three years, contributions to any tax-exempt organization in which any of our independent directors serves as an executive officer that in any single fiscal year exceeded the greater of $1.0 million or 2% of such tax-exempt organization’s consolidated gross revenues.

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

Item 10.	Directors, Executive Officers and Corporate Governance. (continued)	Kinder Morgan Management, LLC Form 10-K

within four business days following such amendment or waiver. The information contained on or connected to our internet website is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that we file with or furnish to the SEC.

Interested parties may contact our lead director (Mr. Lawrence, discussed in Item 13), the chairpersons of any of the board’s committees, the independent directors as a group or the full board by mail to Kinder Morgan Management, LLC, 500 Dallas Street, Suite 1000, Houston, Texas 77002, Attention: General Counsel, or by e-mail within the “Contact Us” section of our internet website, at www.kindermorgan.com. Any communication should specify the intended recipient.

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

Based solely on our review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that all Section 16(a) filing requirements were met during 2010.

Item 11.	Executive Compensation.

All of our individual executive officers and directors serve in the same capacities for Kinder Morgan G.P., Inc. and certain of those executive officers also serve as executive officers of KMI and of Kinder Morgan Kansas, Inc. Except as indicated otherwise, all information in this report with respect to compensation of executive officers describes the total compensation received by those persons in all capacities for services rendered to us, Kinder Morgan G.P., Inc., KMI, Kinder Morgan Kansas, Inc. and their respective affiliates; consequently, in this Item 11 “we,” “our” or “us” refers to Kinder Morgan Management, LLC, Kinder Morgan G.P., Inc. and, where appropriate, KMI and Kinder Morgan Kansas, Inc.

Compensation Discussion and Analysis

Program Objectives

We are a publicly traded Delaware limited liability company. We are a limited partner in KMP, and manage and control its business and affairs pursuant to a delegation of control agreement. We seek to attract and retain executives who will help us achieve our primary business strategy objective of growing the value of KMP’s portfolio of businesses for the benefit of our shareholders and its unitholders. To help accomplish this goal, we have designed an executive compensation program that rewards individuals with competitive compensation that consists of a mix of cash, benefit plans and long-term compensation, with a majority of executive compensation tied to the “at risk” portions of the annual cash bonus.

The key objectives of our executive compensation program are to attract, motivate and retain executives who will advance our overall business strategies and objectives to create and return value to our shareholders and KMP’s unitholders. We believe that an effective executive compensation program should link total compensation to financial performance and to the attainment of short- and long-term strategic, operational, and financial objectives. We also believe it should provide competitive total compensation opportunities at a reasonable cost. In designing our executive compensation program, we have recognized that our executives have a much greater portion of their overall compensation at-risk than do our other employees. Consequently, we have tried to establish the at-risk portions of our executive total compensation at levels that recognize their much increased level of responsibility and their ability to influence business results.

Our executive compensation program is principally composed of the following two elements: (i) base cash salary and (ii) possible annual cash bonus (reflected in the Summary Compensation Table below as Non-Equity Incentive Plan Compensation). We pay our executive officers a base salary not to exceed $300,000, which we believe is below annual base salaries for comparable positions in the marketplace.  In addition, we believe that the compensation of our Chief Executive Officer, Chief Financial Officer and the executives named in the Summary Compensation Table below (collectively referred to in this Item 11 as our named executive officers), should be directly and materially tied to the financial performance of Kinder Morgan Kansas, Inc. and KMP, and should be aligned with the interests of KMP unitholders and our

Item 11	Executive Compensation. (continued)	Kinder Morgan Management, LLC Form 10-K

shareholders.  Therefore, the majority of our named executive officers’ compensation is allocated to the “at risk” portion of our compensation program—the annual cash bonus.  Accordingly, for 2010, our executive compensation was weighted toward the cash bonus, payable on the basis of the achievement of (i) a free cash flow target (described more fully below) by Kinder Morgan Kansas, Inc.; and (ii) a cash distribution per common unit target by KMP.

Our compensation is determined independently without the use of any compensation surveys.  Nevertheless, we annually compare our executive compensation components with market information, consisting of third-party surveys in which we participate.  The surveys we use in reviewing our executive compensation consist of the Towers Executive Survey, in which approximately 300 to 400 companies participate, the Hewitt Executive Survey, in which approximately 400 companies participate, and the Natural Gas Transmission Industries Survey, in which companies in the natural gas industry participate.  The purpose of this comparison is to ensure that our total compensation package operates effectively, remains both reasonable and competitive with the energy industry, and is generally comparable to the compensation offered by companies of similar size and scope as us.  We also keep abreast of current trends, developments, and emerging issues in executive compensation, and if appropriate, will obtain advice and assistance from outside legal, compensation or other advisors.

We have endeavored to design our executive compensation program and practices with appropriate consideration of all tax, accounting, legal and regulatory requirements.  Section 162(m) of the Internal Revenue Code limits the deductibility of certain compensation for executive officers to $1.0 million of compensation per year; however, if specified conditions are met, certain compensation may be excluded from consideration of the $1.0 million limit.  Since the bonuses paid to our executive officers were paid under Kinder Morgan Kansas, Inc.’s Annual Incentive Plan as a result of reaching designated financial targets established by Richard D. Kinder and our compensation committee, we expect that all compensation paid to our executives would qualify for deductibility under federal income tax rules.  Though we are advised that limited partnerships, such as KMP and private companies such as Kinder Morgan Kansas, Inc. prior to KMI’s initial public offering, are not subject to section 162(m), KMP and Kinder Morgan Kansas, Inc. have chosen to generally operate as if this code section does apply to KMP and Kinder Morgan Kansas, Inc. as a measure of appropriate governance.

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

Unlike many companies, we have no executive perquisites, supplemental executive retirement, non-qualified supplemental defined benefit/contribution, deferred compensation or split dollar life insurance programs for our executive officers.  We have no executive company cars or executive car allowances nor do we pay for financial planning services.  Additionally, we do not own any corporate aircraft, and we do not pay for executives to fly first class.  We believe that this area of our existing executive compensation package is below competitive levels for comparable companies; however, we have no current plans to change our policy of not offering such executive benefits or perquisite programs.

We do not have employment agreements (other than with Richard D. Kinder) or change of control agreements with our executive officers, although the KMI Class B shares held by our executive officers will fully vest upon a change of control.  In connection with KMI’s initial public offering, one of our affiliated companies entered into severance agreements with each of our executive officers. See “—Other Compensation—Other Potential Post-Employment Benefits.”

At his request, Richard D. Kinder receives $1 of base salary per year from Kinder Morgan Kansas, Inc.  Additionally, Mr. Kinder has requested that he receive no annual bonus or other compensation from us or any of our affiliates (other than the KMI Class B unit awards that he received in 2007 in connection with the going-private transaction).  Mr. Kinder does not have any deferred compensation, supplemental retirement or any other special benefit, compensation or perquisite arrangement with us, and each year, Mr. Kinder reimburses us for his portion of health care premiums and parking expenses.

Item 11	Executive Compensation. (continued)	Kinder Morgan Management, LLC Form 10-K

Elements of Compensation

As outlined above, our executive compensation program is principally composed of the following two elements: (i) a base cash salary; and (ii) a possible annual cash bonus.  With respect to our named executive officers other than our Chief Executive Officer, our compensation committee and Richard D. Kinder review and approve annually the financial goals and objectives of both KMP and Kinder Morgan Kansas, Inc. that are relevant to the compensation of our named executive officers.

Our compensation committee solicits information from Richard D. Kinder and James E. Street (Vice President, Human Resources and Administration), with respect to the performance of C. Park Shaper (President) and Steven J. Kean (Executive Vice President and Chief Operating Officer).  Similarly, the compensation committee solicits information from Messrs. Kinder, Shaper, Kean and Street with respect to the performance of the other named executive officers.  The compensation committee also obtains information from Mr. Street with respect to compensation of comparable positions of responsibility at comparable companies.  All of this information is taken into account by the compensation committee, which makes final determinations regarding compensation of the named executive officers.  No named executive officer reviews his or her own performance or approves his or her own compensation.

Additionally, if any of Kinder Morgan G.P., Inc. or our executive officers is also an executive officer of Kinder Morgan Kansas, Inc., the compensation determination or recommendation (i) may be with respect to the aggregate compensation to be received by such officer from Kinder Morgan Kansas, Inc., us and Kinder Morgan G.P., Inc. that is to be allocated among them; or alternatively (ii) may be with respect to the compensation to be received by such executive officers from Kinder Morgan Kansas, Inc., us or Kinder Morgan G.P., Inc., as the case may be, in which case such compensation will be allocated among Kinder Morgan Kansas, Inc., on the one hand, and us and Kinder Morgan G.P., Inc., on the other hand.

Base Salary

Base salary is paid in cash.  The base salary cap for our executive officers, with the exception of our Chairman and Chief Executive Officer who receives $1 of base salary per year as described above, is an annual amount not to exceed $300,000.  Prior to October 2008, the salary cap was $200,000 per year.  Generally, we believe that our executive officers’ base salaries are below base salaries for executives in similar positions and with similar responsibilities at companies of comparable size and scope, based upon independent salary surveys in which we participate.

Possible Annual Cash Bonus (Non-Equity Cash Incentive)

For the 2009 and 2008 bonus years, our possible annual cash bonuses were provided for under Kinder Morgan Kansas, Inc.’s Annual Incentive Plan, which became effective January 18, 2005.  For the 2010 bonus year, Kinder Morgan Kansas, Inc.’s Board of Directors approved a new Annual Incentive Plan (referred to in this Item 11 as the plan) mirroring the previous plan.  The overall purpose of the plan is to increase our executive officers’ and our employees’ personal stake in the continued success of Kinder Morgan Kansas, Inc., and KMP, by providing to them additional incentives through the possible payment of annual cash bonuses.  Under the plan, a budget amount is established for annual cash bonuses at the beginning of each year that may be paid to our executive officers and other employees depending on whether Kinder Morgan Kansas, Inc. and its subsidiaries (including KMP) meet certain financial performance objectives (as discussed below).  The amount included in our budget for bonuses is not allocated between our executive officers and non-executive officers.  Assuming the financial performance objectives are met, the budgeted pool of bonus dollars is further assessed and potentially increased if we exceed the financial performance objectives.  The budget for bonuses also may be adjusted upward or downward based on Kinder Morgan Kansas, Inc.’s and its subsidiaries’ overall performance in other areas, including but not limited to safety and environmental goals and regulatory compliance.

All of Kinder Morgan Kansas, Inc.’s employees and the employees of its subsidiaries, including KMGP Services Company, Inc., are eligible to participate in the plan, except employees who are included in a unit of employees covered by a collective bargaining agreement unless such agreement expressly provides for eligibility under the plan.  However, only eligible employees who are selected by our compensation committee will actually participate in the plan and receive bonuses.

The plan consists of two components: the executive plan component and the non-executive plan component.  Our Chairman and Chief Executive Officer, and all employees who report directly to the Chairman, including all of the named executive officers are eligible for the executive plan component; however, as stated elsewhere in this “Compensation Discussion and Analysis,” Richard D. Kinder has elected to not participate under the plan.  As of December 31, 2010,

Item 11	Executive Compensation. (continued)	Kinder Morgan Management, LLC Form 10-K

excluding Mr. Kinder, eleven of our executive officers were eligible to participate in the executive plan component.  All other U.S. and Canadian eligible employees were eligible for the non-executive plan component.

 At or before the start of the calendar year (or later, to the extent allowed under Internal Revenue Code regulations), financial performance objectives based on one or more of the criteria set forth in the plan are established by our compensation committee.  Two financial performance objectives were set for 2010 under both the executive plan component and the non-executive plan component.  The two financial performance objectives were:

▪	$4.40 in cash distributions per common unit by KMP (the same as its previously disclosed 2010 budget expectations); and

▪
$757 million of free cash flow for Kinder Morgan Kansas, Inc., which consists of distributions received from KMP (including value received in the form of our shares) and NGPL less cash taxes, cash interest, general and administrative expenses and capital expenditures.

A third objective which could potentially decrease or increase the budgeted pool of bonus dollars for 2010 was a goal to improve our environmental, health, and safety performance by (i) beating industry average incident rates; and (ii) improving our incident rates compared to our previous three year averages.  At the end of 2010, the extent to which the financial performance objectives had been attained and the extent to which the bonus opportunity had been earned under the formula previously established by our compensation committee was determined.  For 2010:

▪
KMP distributed $4.40 in cash per common unit—generating enough cash from operations in 2010 to fully cover its cash distributions; however, KMP fell short (approximately $23 million) of meeting its budgeted excess cash coverage above that distribution target; and

▪
Kinder Morgan Kansas, Inc. generated $795.7 million in free cash flow—not including a $170.0 million reduction in cash ($109.0 million reduction after tax) due to a portion of KMP’s partnership distributions for the second quarter of 2010 being a distribution of cash from interim capital transactions, rather than a distribution of cash from operations. KMP’s partnership distributions are discussed further in Notes 10 and 11 to the consolidated financial statements contained in KMP’s Annual Report on Form 10-K for the year ended December 31, 2010, which is included in this filing as Exhibit 99.1.

Based on the above, our compensation committee recommended that 93.65% of the 2010 budgeted cash bonus opportunity be earned and funded under the plan.  Notwithstanding, the named executive officers were awarded less than 93.65% of what they otherwise would have been awarded for 2010 had 100% of the budgeted cash bonus opportunity been earned and funded.

In addition to determining the financial performance objectives under the plan, at or before the start of each calendar year, the compensation committee sets the bonus opportunities available to each executive officer.  The table below sets forth the maximum bonus opportunities that could have been payable by Kinder Morgan Kansas, Inc. and KMP collectively to the named executive officers for achievement of the threshold, target and maximum 2010 financial performance objectives established under the plan.  If neither of the financial performance objectives was met, no bonus opportunity would be available to the named executive officers.  The maximum payout to any individual under the plan for any year is $3.0 million.  The compensation committee may reduce the amount of the bonus actually paid to any executive officer from the amount of any bonus opportunity open to such executive officer.  Because payments under the plan for our executive officers are determined by comparing actual performance to the performance objectives established each year for eligible executive officers chosen to participate for that year, it is not possible to accurately predict any amounts that will actually be paid under the executive portion of the plan over the life of the plan.  The compensation committee set maximum bonus opportunities under the plan for 2010 for the executive officers at dollar amounts in excess of that which were expected to actually be paid under the plan.  In fact, while achievement of the financial performance objectives sets the maximum bonus opportunity for each executive officer, the compensation committee has never awarded the maximum bonus opportunity to a current named executive officer.  The actual payout amounts under the Non-Equity Incentive Plan Awards made for 2010 (paid in 2011) are set forth in the Summary Compensation Table in the column entitled “Non-Equity Incentive Plan Compensation.”

Item 11	Executive Compensation. (continued)	Kinder Morgan Management, LLC Form 10-K

Kinder Morgan Kansas, Inc. Annual Incentive Plan Bonus Opportunities for 2010

Name	Threshold (a)	Target (b)	Maximum (c)
Richard D. Kinder(d)	$-	$-	$-
Kimberly A. Dang	500,000	1,000,000	1,500,000
Steven J. Kean	750,000	1,500,000	3,000,000
Joseph Listengart	500,000	1,000,000	1,500,000
C. Park Shaper	750,000	1,500,000	3,000,000
__________

(a)	Represents the maximum bonus opportunity available to the executive officer if one of the financial performance objectives was met.
(b)	Represents the maximum bonus opportunity available to the executive officer if both of the financial performance objectives were met.
(c)	Represents the maximum bonus opportunity available to the executive officer if both of the financial performance objectives were exceeded by 10% or more.
(d)	Declined to participate.

The 2010 bonuses for our executive officers were overwhelmingly based on whether the established financial performance objectives were met.  The compensation committee also considered, in a purely subjective manner, how well the executive officer performed his or her duties during the year.  Information was solicited from relevant members of senior management regarding the performance of our named executive officers (described following), and determinations and recommendations were made at the regularly scheduled first quarter board and compensation committee meetings held in January 2011.  Other factors considered by the compensation committee primarily consisted of the amount of the bonus paid to the executive officer in the prior year and market data about compensation of comparable positions of responsibility at comparable companies, consisting of the compensation surveys referred to above.  With respect to using these other factors in assessing performance, our compensation committee did not find it practicable to, and did not, use a “score card,” or quantify or assign relative weight to the specific criteria considered.  The amount of a downward adjustment, subject to the maximum bonus opportunity that was established at the beginning of the year, was not subject to a formula.  Specific aspects of an individual’s performance were not identified in advance.  Rather, adjustments were based on our compensation committee’s judgment, giving consideration to the totality of the record presented, including the individual’s performance and the magnitude of any other positive or negative factors.

Compensation Related to the Going Private Transaction

In connection with Kinder Morgan Kansas, Inc.’s Going Private Transaction, members of our management were awarded Kinder Morgan Holdco LLC Class A-1 and Class B units.  In accordance with generally accepted accounting principles, KMP is required to recognize compensation expense in connection with the Class A-1 and Class B units over the expected life of such units.  The Class A-1 and Class B units awarded to members of our management may be viewed as a replacement of restricted stock awards made by Kinder Morgan Kansas, Inc. prior to the going private transaction as a component of long-term executive compensation.

Comparison of Class B Units to Class B Shares. The Class B units were converted into Class B shares in connection with KMI’s initial public offering.  The Class B Shares are intended to substantially preserve the economic rights of the Class B units in Kinder Morgan Holdco LLC but differ from the Class B units in certain respects, including the following:

▪
Class B units were subject to time vesting, with one-third vesting on the third, fourth and fifth anniversaries of the date of their issuance.  All distributions with respect to the non-vested portion of such Class B units were held in escrow pending the vesting or forfeiture of such Class B units.  Class B shares are not subject to time vesting.  As a result, holders of Class B shares will be entitled to receive and retain any distributions on, and shares of KMI common stock issued upon conversion of, such Class B shares;

▪
the amount of Class B units forfeited upon termination of a holder’s employment depended on the reason for such termination and other factors such as time vesting and the level of cumulative distributions made by KMI as of a relevant date.  Prior to a change of control, all non-time-vested Class B units were forfeited upon termination of a holder’s employment for any reason.  With respect to time-vested Class B units, all such Class B units were forfeited upon termination of a holder’s employment for cause, no Class B units were forfeited upon termination of a holder’s employment for death or disability and all or a portion of Class B units were forfeited upon termination of a holder’s employment for other reasons based on the level of cumulative distributions made by KMI as of the

Item 11	Executive Compensation. (continued)	Kinder Morgan Management, LLC Form 10-K

date of termination.  The amount of Class B shares forfeited will be based solely on the reason for the termination of employment.  No Class B shares will be forfeited upon termination of a holder’s employment for death or disability.  Half of a holder’s Class B shares will be forfeited upon termination of a holder’s employment by such holder for good reason or termination of a holder’s employment by us without cause.  All Class B shares will be forfeited upon termination of a holder’s employment for any other reason, including termination for cause;

▪
amounts in respect of forfeited Class B units were transferred to an incentive pool and could be paid to other members of management (excluding Mr. Kinder) in the discretion of the chief manager and subject to certain unitholder approvals.  Forfeited Class B shares will automatically become treasury shares, and KMI will transfer the forfeited Class B shares into a trust.  Any property in the trust, including dividends, proceeds or earnings received with respect to such Class B shares, may be distributed to new or existing members of management (excluding Mr. Kinder) in any proportion at the election of KMI’s chief executive officer and subject to approval by certain of KMI’s directors;

▪
holders of forfeited Class B units that were time-vested could receive certain levels of distributions even after such holder’s termination of employment depending on the level of cumulative distributions made by KMI as of the date of termination.  Under specified circumstances, a holder of Class B shares who otherwise would forfeit such Class B shares upon such holder’s termination of employment will retain his or her Class B shares until such holder has received a specified amount of total value, even if distributed after such holder’s termination;

▪
if a holder of Class B units was terminated for any reason, KMI could repurchase his or her Class B units generally at fair market value.  KMI does not have a right of repurchase with respect to the Class B shares; and

▪	Class B units would fully vest upon a change of control. Class B shares are not subject to forfeiture after a change of control.

Comparison of Class A-1 Units to Class C Shares. The Class A-1 units converted into the Class C shares in connection with KMI’s initial public offering.  The Class C shares are intended to substantially preserve the economic rights of the Class A-1 units in Kinder Morgan Holdco LLC but differ from the Class A-1 units in certain respects, including the following:

▪	Class A-1 units were subject to forfeiture if a holder was terminated for cause. Class C shares are not subject to forfeiture; and

▪
if the employment of a holder of Class A-1 units was terminated for any reason, KMI could repurchase his or her Class A-1 units generally at fair market value.  KMI does not have a right of repurchase with respect to the Class C shares.

Class B Share Plan and Class B Share Trust. The Class B shares may be forfeited by our management under the circumstances described above.  All forfeited Class B shares will automatically become treasury shares, and KMI will transfer the forfeited Class B shares to a trust established solely to hold these Class B shares, together with any dividends, proceeds received in respect of these Class B shares, shares of KMI common stock issued in connection with the conversion of these Class B shares or earnings with respect to such property.  KMI has established the Class B share plan, which is a long-term compensation plan, to govern the terms of awards in respect of forfeited Class B shares and related property in the Class B share trust.  Pursuant to the Class B share plan and KMI’s shareholders agreement, each item of property in the trust may be distributed separately from the underlying Class B shares to members of new or existing management (other than Richard D. Kinder), as designated by KMI’s chief executive officer and approved by certain members of KMI’s board of directors.  All property held in the trust on May 31, 2015 will be distributed proportionally to the holders of Class B shares as of May 31, 2015.  KMI has agreed to pay the costs of the Class B share trust, including the fees of the independent trustee.  KMI does not expect these costs to be material.

Other Compensation

Kinder Morgan Kansas, Inc. Savings Plan.  The Kinder Morgan Kansas, Inc. Savings Plan is a defined contribution 401(k) plan.  The savings plan permits all full-time employees of Kinder Morgan Kansas, Inc. and those of KMGP Services Company, Inc., including the named executive officers, to contribute between 1% and 50% of base compensation, on a pre-tax basis, into participant accounts.  For more information on this savings plan, see Note 9 “Employee Benefits—Kinder Morgan Savings Plan” to the consolidated financial statements contained in KMP’s Annual Report on Form 10-K for the year ended December 31, 2009, which is included in this filing as Exhibit 99.1.  As a result

Item 11	Executive Compensation. (continued)	Kinder Morgan Management, LLC Form 10-K

of a cost savings effort in 2009, all officers with the position of vice president or higher, including our named executive officers, were suspended from receiving any company contributions commencing February 15, 2009.  Company contributions for these employees were reinstated effective February 1, 2010.

Kinder Morgan Kansas, Inc. Cash Balance Retirement Plan.  Employees of Kinder Morgan Kansas, Inc. and KMGP Services Company, Inc., including the named executive officers, are also eligible to participate in the Kinder Morgan Kansas, Inc. Retirement Plan, referred to as the Cash Balance Retirement Plan, a cash balance plan.  Employees accrue benefits through a Personal Retirement Account, referred to as the PRA, in the Cash Balance Retirement Plan. We allocate contribution credits equivalent to 3% of eligible compensation every pay period to participants’ PRA. For plan years prior to 2011, interest was credited to the PRA at the 30-year U.S. Treasury bond rate published in the Internal Revenue Bulletin for the November of the prior year. Beginning January 1, 2011, interest is credited to the PRA at the 5-year U.S. Treasury bond rate published in the Internal Revenue Bulletin for the November of the prior year, plus 0.25%. Employees become 100% vested in the plan after three years and may take a lump sum distribution upon termination of employment or retirement. As a result of a cost savings effort in 2009, all company contributions to the plan were suspended from April 12, 2009 through December 31, 2009.  Company contributions were reinstated effective January 1, 2010.

The following table sets forth the estimated actuarial present value of each named executive officer’s accumulated pension benefit as of December 31, 2010, under the provisions of the Cash Balance Retirement Plan.  With respect to our named executive officers, the benefits were computed using the same assumptions used for financial statement purposes, assuming current remuneration levels without any salary projection, and assuming participation until normal retirement at age 65.  These benefits are subject to federal and state income taxes, where applicable, but are not subject to deduction for social security or other offset amounts.

Pension Benefits
Name	Plan Name	Current Credited Yrs of Service	Present Value of Accumulated Benefit (a)	Contributions During 2010
Richard D. Kinder	Cash Balance	10	$-	$-
Kimberly A. Dang	Cash Balance	9	53,480	7,350
Steven J. Kean	Cash Balance	9	65,220	7,350
Joseph Listengart	Cash Balance	10	75,873	7,350
C. Park Shaper	Cash Balance	10	75,873	7,350
__________

(a)
The present values in the Pension Benefits table are based on certain assumptions including a 5.0% discount rate, 5.0% cash balance interest crediting rate, and a lump sum calculated using the IRS 2010 Mortality Tables. We assumed benefits would commence at normal retirement age, which is 65. No death or turnover was assumed prior to retirement date.

Potential Payments Upon Termination or Change-in-Control.  Our named executive officers (excluding Richard D. Kinder) are entitled to certain benefits in the event their employment is terminated by KMI without cause or by them with good reason, whether or not related to a change in control. See “—Other Potential Post-Employment Benefits—Severance Agreements” below for a description of the terms.  Mr. Kinder is also entitled to certain benefits under his employment agreement upon his termination by us without cause or by him with good reason, whether or not related to a change in control. See “—Other Potential Post-Employment Benefits—Employment Agreement” below for a description of the terms.  Upon termination of employment of a named executive officer due to death or disability (as determined in accordance with our long-term disability plan covering such employee), all of his or her unvested KMI Class B shares will no longer be subject to forfeiture.  In the event of a termination of employment of a named executive officer by us without “cause” or by a named executive officer with “good reason” (as each such term is defined in KMI’s shareholders agreement and described under “—Severance Agreements”), 50% of his or her KMI Class B shares will no longer be subject to forfeiture. In addition, all unvested KMI Class B shares will no longer be subject to forfeiture upon a change of control (as defined in KMI’s shareholders agreement).

The following tables list separately the potential payments and benefits upon a change in control of KMI and the potential payments and benefits upon a termination of employment for our named executive officers.  The tables assume the triggering event for the payments or provision of benefits occurred on December 31, 2010.  Actual amounts payable to each executive listed below upon termination can only be determined definitively at the time of each executive’s actual departure.  Amounts in the tables for the acceleration of the vesting of KMI Class B shares are calculated based on the estimated value of a KMI Class B share as of December 31, 2010.  In addition to the amounts shown in the tables below,

Item 11	Executive Compensation. (continued)	Kinder Morgan Management, LLC Form 10-K

each executive would receive payments for amounts of base salary and vacation time accrued through the date of termination and payment for any reimbursable business expenses incurred prior to the date of termination.

Potential Payments Upon Termination of Employment or Change in Control for Richard D. Kinder

	Termination Payment	Benefit Continuation	Acceleration of Vesting of KMI Class B Shares
Termination without “cause” or due to “change in duties”(a)(c)	$2,250,000	$34,896	$-
Termination due to death or “disability”(a)(b)	750,000	-	-
Upon a change in control	N/A	N/A	-
__________

(a)	As such terms are defined in Mr. Kinder’s employment agreement and described under “—Other Potential Post-Employment Benefits—Employment Agreement.”
(b)	If Mr. Kinder becomes disabled, he is eligible for the same medical benefits as most other employees.
(c)
With respect to KMI Class B shares, as the terms “cause” and “good reason” are defined in KMI’s shareholders agreement and described under “—Other Potential Post-Employment Benefits—Severance Agreements.”

Potential Payments Upon Termination of Employment or Change in Control for Other Named Executive Officers

	Termination Without Cause or Good Reason		Acceleration of Vesting of KMI Class B Shares
Name	Salary Continuation	Benefit Continuation	Upon Change in Control or Termination due to Death or Disability	Upon Termination Without Cause or for Good Reason
Kimberly A. Dang	$300,000	$14,818	$-	$-
Steven J. Kean	300,000	18,190	-	-
Joseph Listengart	300,000	18,410	-	-
C. Park Shaper	600,000	18,410	-	-

Other Potential Post-Employment Benefits

Employment Agreement.  On October 7, 1999, Richard D. Kinder entered into an employment agreement with Kinder Morgan Kansas, Inc. pursuant to which he agreed to serve as its Chairman and Chief Executive Officer.  His employment agreement provides for a term of three years and one year extensions on each anniversary of October 7th.  Mr. Kinder, at his initiative, accepted an annual salary of $1 to demonstrate his belief in KMP’s, our and Kinder Morgan Kansas, Inc.’s long-term viability.  Mr. Kinder continues to accept an annual salary of $1, and he receives no other compensation from us.

Kinder Morgan Kansas, Inc. believes that Mr. Kinder’s employment agreement contains provisions that are beneficial to Kinder Morgan Kansas, Inc. and its subsidiaries and accordingly, Mr. Kinder’s employment agreement is extended annually at the request of Kinder Morgan Kansas, Inc.’s and our Boards of Directors.  For example, with limited exceptions, Mr. Kinder is prevented from competing in any manner with Kinder Morgan Kansas, Inc. or any of its subsidiaries, while he is employed by Kinder Morgan Kansas, Inc. and for 12 months following the termination of his employment with Kinder Morgan Kansas, Inc.  The employment agreement provides that he will receive a severance payment equal to $2.25 million in the event his employment is terminated without “cause”(as defined in the employment agreements) or in the event he is subject to a “change in duties” (as defined in the employment agreements) without his consent.  His employment agreement also provides that in the event of his death or termination due to his total and permanent disability, he or his estate will receive an amount equal to the greater of his annual salary ($1) or $750,000, and in the case of his total and permanent disability, such amount will be an annual amount until the effective date of termination of employment.  In addition, under the terms of KMI’s shareholders agreement, Mr. Kinder also has agreed not to compete with KMI or any of its subsidiaries for an additional period of one year and not to solicit KMI’s or any of its subsidiaries’ employees or interfere with certain of its business relationships during the term of his employment and for two years thereafter.

Upon a change in control and a termination of Mr. Kinder’s employment by KMI or by Mr. Kinder, certain payments made to him could be subject to the excise tax imposed on “excess parachute payments” by the Internal Revenue Code.

Item 11	Executive Compensation. (continued)	Kinder Morgan Management, LLC Form 10-K

Pursuant to his employment agreement, Mr. Kinder is entitled to have his compensation “grossed up” for all such excise taxes and any federal, state and local taxes applicable to such gross-up payment (including any penalties and interest).  We estimate the amount of such gross up payment for Mr. Kinder’s termination payment and benefits to be approximately $1.05 million.  The estimate of “excess parachute payments” for purposes of these calculations does not take into account any mitigation for payments which could be shown (under the facts and circumstances) not to be contingent on a change in control or for any payments being made in consideration of non-competition agreements or as reasonable compensation.  The gross-up calculations assume an excise tax rate of 20%, a statutory federal income tax rate of 35%, and a Medicare tax rate of 1.45%.  If upon a change in control Mr. Kinder’s employment does not terminate, he would only be entitled to the immediate vesting of any KMI Class B shares.

Severance Agreements. In connection with the going-private transaction, KMI established a severance policy covering some of its employees, including our executive officers, that provides salary and benefits during a non-compete period ranging up to two years depending on the reason for such employee’s termination of employment.  All of our executive officers who are subject to this policy continue to be employed by KMI or its subsidiaries as of the date of this report.   In connection with KMI’s initial public offering, a subsidiary of KMI entered into severance agreements with respect to 11 of our executive officers (including our named executive officers other than Richard D. Kinder) that provide severance in the amount of the executive’s salary plus benefits during the executive’s non-compete period, ranging from one to two years following the executive’s termination of employment, if the executive voluntarily terminates his or her employment for “good reason” (as defined in the severance agreements) or the executive’s employment with KMI and its subsidiaries is terminated “without cause”(as defined in the severance agreements).  The other employees who did not enter into severance agreements with KMI are eligible for the same severance policy as all regular full time U.S.-based employees not covered by a bargaining agreement, which caps severance payments at an amount equal to six months of salary.

Summary Compensation Table

The following table shows compensation paid or otherwise awarded to (i) our principal executive officer; (ii) our principal financial officer; and (iii) our three most highly compensated executive officers (other than our principal executive officer and principal financial officer) serving at fiscal year end 2010 (collectively referred to as the “named executive officers”) for services rendered to us, our subsidiaries or our affiliates, including KMP, KMI and Kinder Morgan Kansas, Inc. (collectively referred to as the KMI affiliated entities), during fiscal years 2010, 2009 and 2008.  The amounts in the columns below represent the total compensation paid or awarded to the named executive officers by all the KMI affiliated entities, and as a result, the amounts are in excess of the compensation expense allocated to, recognized and paid by KMP for services rendered to it.

				(a)	(b)	(c)
Name and Principal Position	Year	Salary	Bonus	Non-Equity Incentive Plan Compensation	Change in Pension Value	All Other Compensation	Total
Richard D. Kinder	2010	$1	$-	$-	$-	$-	$1
Director, Chairman and	2009	1	-	-	-	-	1
Chief Executive Officer	2008	1	-	-	-	-	1

Kimberly A. Dang	2010	294,444	-	500,000	9,544	11,704	815,692
Vice President and	2009	257,692	-	550,000	4,243	3,115	815,050
Chief Financial Officer	2008	223,077	-	440,000	8,285	11,863	683,225

Steven J. Kean	2010	294,444	-	1,000,000	10,058	13,247	1,317,749
Executive Vice President	2009	257,692	-	1,250,000	4,683	4,251	1,516,626
and Chief Operating Officer	2008	223,077	-	1,150,000	8,755	13,007	1,394,839

Joseph Listengart	2010	294,444	-	749,000	10,524	11,665	1,065,633
Vice President, General	2009	257,692	-	925,000	5,082	2,866	1,190,640
Counsel and Secretary	2008	223,077	-	900,000	9,188	11,629	1,143,894

C. Park Shaper	2010	294,444	-	1,040,000	10,524	12,925	1,357,893
Director and President	2009	257,692	-	1,300,000	5,082	3,971	1,566,745
	2008	223,077	-	1,200,000	9,188	12,769	1,445,034
__________

(a)	Represents amounts paid according to the provisions of the Kinder Morgan Kansas, Inc. Annual Incentive Plan. Amounts were earned in the fiscal year indicated but were paid in the next fiscal year.
(b)
Represents the 2010, 2009 and 2008, as applicable, change in the actuarial present value of accumulated defined pension benefit (including unvested benefits) according to the provisions of Kinder Morgan Kansas, Inc.’s Cash Balance Retirement Plan.

Item 11	Executive Compensation. (continued)	Kinder Morgan Management, LLC Form 10-K

(c)
Amounts include value of contributions to the Kinder Morgan Kansas, Inc. Savings Plan (a 401(k) plan), value of group-term life insurance exceeding $50,000, and taxable parking subsidy.  For 2010 and 2009, Mrs. Dang also had imputed income from a company provided cell phone.  Amounts in 2010, 2009 and 2008 representing the value of contributions to the Kinder Morgan Kansas, Inc. Savings Plan are $11,022, $2,308 and $11,154, respectively.

Grants of Plan-Based Awards

The following supplemental compensation table shows compensation details on the value of all non-guaranteed and non-discretionary incentive awards granted during 2010 to our named executive officers.  The table includes awards made during or for 2010.  The information in the table under the caption “Estimated Future Payouts Under Non-Equity Incentive Plan Awards” represents the threshold, target and maximum amounts payable under the Kinder Morgan Kansas, Inc. Annual Incentive Plan for performance in 2010.  Amounts actually paid under that plan for 2010 are set forth in the Summary Compensation Table (above) under the caption “Non-Equity Incentive Plan Compensation.”  There will not be any additional payouts under the Annual Incentive Plan for 2010.

	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (a)
Name	Threshold	Target	Maximum
Richard D. Kinder	$-	$-	$-
Kimberly A. Dang	500,000	1,000,000	1,500,000
Steven J. Kean	750,000	1,500,000	3,000,000
Joseph Listengart	500,000	1,000,000	1,500,000
C. Park Shaper	750,000	1,500,000	3,000,000
____________

(a)	See “Elements of Compensation—Possible Annual Cash Bonus (Non-Equity Cash Incentive)” above for further discussion of these awards.

Outstanding Equity Awards at Fiscal Year-End

The only unvested equity awards outstanding at the end of fiscal 2010 were the Class B units of Kinder Morgan Holdco LLC, which we refer to as the “KMI Class B units.”  The KMI Class B units were awarded in 2007, in connection with KMI’s Going Private transaction, by Kinder Morgan Holdco LLC to members of Kinder Morgan Kansas, Inc.’s management in consideration of their services to or for the benefit of Kinder Morgan Holdco LLC, now KMI.  As a subsidiary of KMI, KMP was allocated a portion of the compensation expense recognized by KMI with respect to such units, although none of KMP or any of its subsidiaries have any obligation, nor does it expect, to pay any amounts in respect of such units.

Stock Awards
Name	Type of Units	Number of units vested during 2010(a)	Number of units that have not vested(a)	Market value of units of stock that have not vested(b)
Richard D. Kinder	Class B units	263,801,817	527,603,635	N/A
Kimberly A. Dang	Class B units	16,487,614	32,975,227	N/A
Steven J. Kean	Class B units	52,760,363	105,520,727	N/A
Joseph Listengart	Class B units	26,380,182	52,760,363	N/A
C. Park Shaper	Class B units	72,545,500	145,090,999	N/A
__________

(a)
As reflected in “Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” pursuant to the plan of conversion, effective February 10, 2011, the KMI Class B units reflected in this table were converted to KMI Class B shares.  The KMI Class B units were subject to time based vesting only (not performance based), and with respect to any holder thereof, vested 33 1/3% on each of the third, fourth and fifth year anniversary of the issuance of such Class B units to such holder.

(b)
Because as of December 31, 2010 the Class B units were equity interests of Kinder Morgan Holdco LLC, a private limited liability company, the market value of such interests was not readily determinable.  None of our named executive officers has received any payments in connection with such units, and none of KMP or its subsidiaries are obligated, nor does it expect, to pay any amounts in respect of such units.

Item 11	Executive Compensation. (continued)	Kinder Morgan Management, LLC Form 10-K

Risks Associated with Compensation Practices

KMGP Services Company, Inc., Kinder Morgan Kansas, Inc. and Kinder Morgan Canada Inc. employ all persons necessary for the operation of our business, and in our opinion, our compensation policies and practices for all persons necessary for the operation of our business do not create risks that are reasonably likely to have a material adverse effect on our business, financial position, results of operations or cash flows.  Our belief is based on the fact that our employee compensation—primarily consisting of annual salaries and cash bonuses—is based on performance that does not reward risky behavior and is not tied to entering into transactions that pose undue risks to us.

Director Compensation

Compensation Committee Interlocks and Insider Participation. Our compensation committee, comprised of Mr. Gary L. Hultquist, Mr. C. Berdon Lawrence and Mr. Perry M. Waughtal, makes compensation decisions regarding our and Kinder Morgan G.P., Inc.’s executive officers. Mr. Richard D. Kinder, Mr. James E. Street, and Mr. C. Park Shaper and Mr. Steven J. Kean, who are our executive officers, participate in the deliberations of our compensation committee concerning executive officer compensation. None of the members of our compensation committee is or has been one of our officers or employees, and none of our executive officers served during 2010 on a board of directors or compensation committee of another entity which has employed any of the members of our board of directors or compensation committee.

Directors Fees. Awards under Kinder Morgan Energy Partners, L.P.’s Common Unit Compensation Plan for Non-Employee Directors serve as compensation for each of our three non-employee directors.  This plan is described in Note 12, “—Kinder Morgan Energy Partners, L.P. Common Unit Compensation Plan for Non-Employee Directors” of the notes to the consolidated financial statements contained in KMP’s Annual Report on Form 10-K for the year ended December 31, 2010, which is included in this filing as Exhibit 99.1 and incorporated herein by reference.  Our Directors who are also employees of Kinder Morgan Kansas, Inc. (Messrs. Richard D. Kinder and C. Park Shaper) do not receive compensation in their capacity as directors.

On April 1, 2003, our compensation committee established Kinder Morgan Energy Partners, L.P.’s Directors’ Unit Appreciation Rights Plan, and pursuant to this plan, each of our then three non-employee directors received common unit appreciation rights.  During the first board meeting of 2005, the plan was terminated and replaced by the Kinder Morgan Energy Partners, L.P. Common Unit Compensation Plan for Non-Employee Directors; however, all unexercised awards made under the plan remain outstanding.  For more information on this plan, see Note 12 “—Directors’ Unit Appreciation Rights Plan” of the notes to the consolidated financial statements contained in KMP’s Annual Report on Form 10-K for the year ended December 31, 2010, which is included in this filing as Exhibit 99.1 and incorporated herein by reference.

The following table discloses the compensation earned by each of our three non-employee directors for board service during fiscal year 2010. In addition, directors are reimbursed for reasonable expenses in connection with board meetings. Our directors who are also employees of Kinder Morgan Kansas, Inc. do not receive compensation in their capacity as directors.

Name	Fees Earned or Paid in Cash	Common Unit Awards(a)	All Other Compensation(b)	Total
Gary L. Hultquist	$160,000	$-	$-	$160,000
C. Berdon Lawrence	505	159,495	5,194	165,194
Perry M. Waughtal	160,000	-	162,400	322,400
_________

(a)
For Mr. Lawrence, represents the value of cash compensation received in the form of Kinder Morgan Energy Partners, L.P.’s common units according to the provisions of Kinder Morgan Energy Partners, L.P.’s Common Unit Compensation Plan for Non-Employee Directors.  Value computed as the number of common units elected to be received in lieu of cash (2,450) multiplied by the closing price on the day cash compensation is approved ($65.10 on January 19, 2010).

(b)
For Mr. Lawrence, amount represents distributions paid on unvested common units awarded according to the provisions of Kinder Morgan Energy Partners, L.P.’s Common Unit Compensation Plan for Non-Employee Directors.  For Mr. Waughtal, amount represents the unrealized value of common unit appreciation rights earned according to the provisions of Kinder Morgan Energy Partners, L.P.’s Directors’ Unit Appreciation Rights Plan for Non- Employee Directors and determined according to the share-based payment provisions of generally accepted accounting principles— for 17,500 common unit appreciation rights, equal to the increase in value of a corresponding common unit from December 31, 2009 ($60.98) to December 31, 2010 ($70.26).

Item 11	Executive Compensation. (continued)	Kinder Morgan Management, LLC Form 10-K

Compensation Committee Report

Throughout fiscal 2010, the compensation committee of our board of directors was comprised of Mr. Gary L. Hultquist, Mr. C. Berdon Lawrence, and Mr. Perry M. Waughtal, each of whom our board of directors has determined meets the criteria for independence under our governance guidelines and the New York Stock Exchange rules.

The compensation committee has discussed and reviewed the above Compensation Discussion and Analysis for fiscal year 2010 with management.  Based on this review and discussion, the compensation committee recommended to our board of directors, that this Compensation Discussion and Analysis be included in this annual report on Form 10-K for the fiscal year 2010.

Compensation Committee:

Gary L. Hultquist
C. Berdon Lawrence
Perry M. Waughtal

Kinder Morgan Management, LLC Form 10-K

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth information as of February 11, 2011, regarding (a) the beneficial ownership of (i) KMP’s common and Class B units, (ii) our shares and (iii) Kinder Morgan Holdco LLC units (prior to the conversion of Kinder Morgan Holdco LLC to Kinder Morgan, Inc., a Delaware corporation) by all our directors and those of Kinder Morgan G.P., Inc., by each of the named executive officers identified in Item 11 “Executive Compensation” and by all our directors and executive officers as a group and (b) the beneficial ownership of KMP’s common and Class B units and our shares by all persons known by us to own beneficially at least 5% of such units or shares. Unless otherwise noted, the address of each person below is c/o Kinder Morgan Energy Partners, L.P., 500 Dallas Street, Suite 1000, Houston, Texas 77002.

Amount and Nature of Beneficial Ownership(a)

	KMP
	Common Units		Class B Units		KMR Shares
Name	Number of Units(b)	Percent of Class	Number of Units(c)	Percent of Class	Number of Shares(d)	Percent of Class
Richard D. Kinder(e)	315,979	*	-	-	217,324	*
C. Park Shaper	4,000	*	-	-	33,632	*
Gary L. Hultquist	2,000	*	-	-	-	-
C. Berdon Lawrence(f)	9,664	*	-	-	-	-
Perry M. Waughtal	46,918	*	-	-	58,590	*
Steven J. Kean	1,780	*	-	-	2,274	*
Joseph Listengart	5,498	*	-	-	2,546	*
Kimberly A. Dang	121	*	-	-	558	*
Directors and Executive Officers as a group (14 persons)(g)	399,239	*	-	-	341,158	*
Kinder Morgan, Inc.(h)	16,370,428	7.48%	5,313,400	100.00%	13,113,531	14.27%
Kayne Anderson Capital Advisors, L.P. and Richard A. Kayne(i)	-	-	-	-	6,751,569	7.35%
Janus Capital Management LLC(j)	-	-	-	-	5,843,116	6.36%
Tortoise Capital Advisors, L.L.C.(k)	-	-	-	-	4,930,629	5.36%
__________
*Less than 1%.

(a)	Except as noted otherwise, each beneficial owner has sole voting power and sole investment power over the units and shares listed.
(b)	As of February 11, 2011, KMP had 218,993,455 common units issued and outstanding.
(c)	As of February 11, 2011, KMP had 5,313,400 Class B units issued and outstanding.
(d)
As of February 11, 2011, we had 91,907,987 shares issued and outstanding, including two voting shares owned by Kinder Morgan G.P., Inc.  In all cases, KMP i-units will be voted in proportion to the affirmative and negative votes, abstentions and non-votes of owners of our shares.  Through the provisions in KMP’s partnership agreement and our limited liability company agreement, the number of our outstanding shares, including voting shares owned by Kinder Morgan G.P., Inc., and the number of KMP i-units will at all times be equal.

(e)	Includes 7,879 KMP common units and 1,072 of our shares owned by Mr. Kinder’s spouse. Mr. Kinder disclaims any and all beneficial or pecuniary interest in these common units and shares.
(f)	Includes 2,450 KMP restricted common units.
(g)
Includes 2,450 KMP restricted common units.  Also includes 9,090 KMP common units and 1,072 of our shares owned by executives’ spouses and 842 of our shares held by an executive for his children.  The respective executives disclaim any beneficial ownership in 9,090 KMP common units and 1,914 of our shares.

(h)	Includes common units owned by KMI and its consolidated subsidiaries, including 1,724,000 KMP common units owned by Kinder Morgan G.P., Inc.
(i)
As reported on the Schedule 13G/A filed February 14, 2011 by Kayne Anderson Capital Advisors, L.P. and Richard A. Kayne.  Kayne Anderson Capital Advisors, L.P. reported that in regard to KMR shares, it had sole voting power over 0 shares, shared voting power over 6,751,134 shares, sole disposition power over 0 shares and shared disposition power over 6,751,134 shares.  Mr. Kayne reports that in regard to KMR shares, he had sole voting power over 435 shares, shared voting power over 6,751,134 shares, sole disposition power over 435 shares and shared disposition power over 6,751,134 shares.  Kayne Anderson Capital Advisors, L.P.’s and Richard A. Kayne’s address is 1800 Avenue of the Stars, Second Floor, Los Angeles, California 90067.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. (continued)	Kinder Morgan Management, LLC Form 10-K

(j)
As reported on the Schedule 13G/A filed February 14, 2011 by Janus Capital Management LLC.  Janus Capital Management reported that in regard to KMR shares, it has sole voting power over 5,749,019 shares, shared voting power over 94,097 shares, sole disposition power over 5,749,019 shares and shared disposition power over 94,097 shares.  Janus Capital Management LLC’s address is 151 Detroit Street, Denver, Colorado, 80206.

(k)
As reported on the Schedule 13G/A filed February 11, 2011 by Tortoise Capital Advisors, L.L.C.  Tortoise Capital Advisors reported that in regard to KMR shares, it has sole voting power over 0 shares, shared voting power over 4,813,902 shares, sole disposition power over 0 shares and shared disposition power over 4,930,629 shares.  Tortoise Capital Advisors, L.L.C.’s address is 11550 Ash Street, Suite 300, Leawood, Kansas, 66211.

Amount and Nature of Beneficial Ownership(a)

Name	KMI Common Shares(b)	% of Common Shares(b)	KMI Class B Shares	% of Class B Shares(c)	KMI Class C Shares	% of Class C Shares(d)
Richard D. Kinder(e)	216,538,834	30.6	40,000,000	40.0	–	–
C. Park Shaper(f)	1,214,796	*	11,000,000	11.0	696,763	28.3
Gary L. Hultquist	–	-	–	-	–	-
C. Berdon Lawrence	–	-	–	-	–	-
Perry M. Waughtal	–	-	–	-	–	-
Steven J. Kean	597,103	*	8,000,000	8.0	342,477	13.9
Joseph Listengart	541,298	*	4,000,000	4.0	310,469	12.6
Kimberly A. Dang(g)	67,001	*	2,500,000	2.5	38,429	1.6
Directors and Executive Officers as a group (14 persons)	219,853,478	31.1	83,200,000	83.2	1,901,162	77.2
____________
*Less than 1%.

(a)	Except as noted otherwise, each beneficial owner has sole voting power and sole investment power over the shares listed.
(b)
As of February 11, 2011, KMI had 707,000,000 shares of common stock issued and outstanding on a fully-converted basis.  As of that date, none of our directors or executive officers owned any shares of KMI common stock.  However, they do own KMI Class A shares, which initially are convertible on a one-for-one basis into shares of common stock.  Therefore, the amounts in this column represent the number of shares of KMI common stock of which the individuals have beneficial ownership, assuming the Class A shares are converted into the maximum number of shares of KMI common stock and that the KMI Class B shares and Class C shares are converted into zero shares of common stock.

(c)	As of February 11, 2011, KMI had 100,000,000 Class B shares issued and outstanding.
(d)	As of February 11, 2011, KMI had 2,462,927 Class C shares issued and outstanding.
(e)
Includes 46,664 Class A shares owned by Mr. Kinder’s wife.  Mr. Kinder disclaims any and all beneficial or pecuniary interest in the Class A units held by his wife.  Also includes 13,333,333 Class B shares that Mr. Kinder transferred to a limited partnership.  Mr. Kinder may be deemed to be the beneficial owner of these transferred Class B shares because he controls the voting and disposition power of these Class B shares, but he disclaims 99% of any beneficial and pecuniary interest in them.

(f)
Includes 11,000,000 Class B shares that Mr. Shaper transferred to a limited partnership.  Mr. Shaper may be deemed to be the beneficial owner of these transferred Class B shares because he controls the voting and disposition power of these Class B shares, but he disclaims 21% of any beneficial and pecuniary interest in them.

(g)
Includes 2,500,000 Class B shares that Mrs. Dang transferred to a limited partnership.  Mrs. Dang may be deemed to be the beneficial owner of these transferred Class B shares because she has voting and disposition power of these Class B shares, but she disclaims 10% of any beneficial and pecuniary interest in them.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. (continued)	Kinder Morgan Management, LLC Form 10-K

Equity Compensation Plan Information

The following table sets forth information regarding KMP’s equity compensation plans as of December 31, 2010. Specifically, the table provides information regarding the Kinder Morgan Energy Partners, L.P. Common Unit Compensation Plan for Non-Employee Directors, described in Item 11, “Executive Compensation—Director Compensation—Directors Fees.”

Plan category	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	-

Equity compensation plans not approved by security holders	72,232

Total	72,232

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Related Transactions

Our policy is that (i) employees must obtain authorization from the appropriate business unit president of the relevant company or head of corporate function and (ii) directors, business unit presidents, executive officers and heads of corporate functions must obtain authorization from the non-interested members of the audit committee of the applicable board of directors, for any business relationship or proposed business transaction in which they or an immediate family member has a direct or indirect interest, or from which they or an immediate family member may derive a personal benefit (a “related party transaction”).  When deciding whether to authorize a related party transaction, our business unit presidents and the non-interested members of the audit committee of the applicable board of directors, consider, among other things, the nature of the transaction and the relationship, the dollar amount involved, and the availability of reasonable alternatives.

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

General and Administrative Expenses

KMGP Services Company, Inc., a subsidiary of Kinder Morgan G.P., Inc., provides employees, and Kinder Morgan Services LLC, our wholly owned subsidiary, provides centralized payroll and employee benefits services to us, Kinder Morgan G.P., Inc., KMP and KMP’s operating partnerships and subsidiaries (collectively, the “Group”). Employees of KMGP Services Company, Inc. are assigned to work for one or more members of the Group. The direct costs of all compensation, benefits expenses, employer taxes and other employer expenses for these employees are allocated and charged by Kinder Morgan Services LLC to the appropriate members of the Group, and the members of the Group reimburse Kinder Morgan Services LLC for their allocated shares of these direct costs. There is no profit or margin charged by Kinder Morgan Services LLC to the members of the Group. The administrative support necessary to implement these payroll and benefits services is provided by the human resource department of Kinder Morgan Kansas, Inc., and the related administrative costs are allocated to members of the Group in accordance with existing expense allocation procedures. The effect of these arrangements is that each member of the Group bears the direct compensation and employee benefits costs of its assigned or partially assigned employees, as the case may be, while also bearing its allocable share of administrative costs. Pursuant to its limited partnership agreement, KMP provides reimbursement for its share of these administrative costs and such reimbursements will be accounted for as described above.  Additionally, KMP reimburses us with respect to costs incurred or allocated to us in accordance with KMP’s limited partnership agreement, the delegation of control agreement among Kinder Morgan G.P., Inc., KMP, us and others, and our limited liability company agreement.

Our named executive officers and other employees that provide management or services to both KMI and the Group are employed by Kinder Morgan Kansas, Inc. Additionally, other Kinder Morgan Kansas, Inc. employees assist in the operation of KMP’s Natural Gas Pipeline assets. These Kinder Morgan Kansas, Inc. employees’ expenses are allocated without a profit component between Kinder Morgan Kansas, Inc. and the appropriate members of the Group.

Item 13.	Certain Relationships and Related Transactions, and Director Independence. (continued)	Kinder Morgan Management, LLC Form 10-K

KMP’s Distributions

Kinder Morgan G.P., Inc.

Kinder Morgan G.P., Inc. serves as the sole general partner of KMP. Pursuant to their partnership agreements, Kinder Morgan G.P., Inc.’s general partner interests represent a 1% ownership interest in KMP, and a direct 1.0101% ownership interest in each of KMP’s five operating partnerships. Collectively, Kinder Morgan G.P., Inc. owns an effective 2% interest in the operating partnerships, excluding incentive distributions rights as follows:

▪	its 1.0101% direct general partner ownership interest (accounted for as noncontrolling interests in the consolidated financial statements of KMP); and

▪
its 0.9899% ownership interest indirectly owned via its 1% ownership interest in KMP. As of December 31, 2010, Kinder Morgan G.P., Inc. owned 1,724,000 common units, representing approximately 0.55% of KMP’s outstanding limited partner units.

KMP’s partnership agreement requires that it distribute 100% of available cash, as defined in the partnership agreement, to its partners within 45 days following the end of each calendar quarter in accordance with their respective percentage interests. Available cash consists generally of all of KMP’s cash receipts, including cash received by its operating partnerships and net reductions in reserves, less cash disbursements and net additions to reserves and amounts payable to the former general partner of SFPP, L.P. in respect of its remaining 0.5% interest in SFPP, L.P.

Kinder Morgan G.P., Inc. is granted discretion by KMP’s partnership agreement, which discretion has been delegated to us, subject to the approval of Kinder Morgan G.P., Inc. in certain cases, to establish, maintain and adjust reserves for the proper conduct of its business, which might include reserves for matters such as future operating expenses, debt service, maintenance capital expenditures and rate refunds and for distributions for the next four quarters. These reserves are not restricted by magnitude, but only by type of future cash requirements with which they can be associated. When we determine KMP’s quarterly distributions, we consider current and expected reserve needs along with current and expected cash flows to identify the appropriate sustainable distribution level.

Kinder Morgan G.P., Inc. and owners of KMP’s common units and Class B units receive distributions in cash, while we, the sole owner of KMP’s i-units, receive distributions in additional i-units. KMP does not distribute cash to i-unit owners but retains the cash for use in its business. However, the cash equivalent of distributions of i-units is treated as if it had actually been distributed for purposes of determining the distributions to Kinder Morgan G.P., Inc. Each time KMP makes a distribution, the number of i-units owned by us and the percentage of KMP’s total units owned by us increase automatically under the provisions of KMP’s partnership agreement.

Kinder Morgan, Inc.

KMI is the sole owner of all the common equity of Kinder Morgan G.P., Inc. through its wholly owned subsidiary Kinder Morgan Kansas, Inc. Also, as of December 31, 2010, KMI indirectly owned 5,313,400 KMP Class B units and 16,370,428 common units owned by its consolidated affiliates, including Kinder Morgan G.P., Inc., and owned 13,113,533 of our shares, representing an indirect ownership interest of 13,113,533 KMP’s i-units. Together, these units represent approximately 11.0% of KMP’s outstanding limited partner units. At the 2010 distribution level, KMI received approximately 47% of all quarterly distributions of available cash from KMP, of which approximately 40% was attributable to its general partner interest and the remaining 7% was attributable to its limited partner interest. The actual level of distributions KMI will receive in the future will vary with the level of distributions to the limited partners determined in accordance with KMP’s partnership agreement.

Kinder Morgan Management, LLC

As of December 31, 2010, we as Kinder Morgan G.P., Inc.’s delegate, were the sole owner of KMP’s 91,907,987 i-units.

Operations

KMI or its subsidiaries operate and maintain for KMP the assets comprising KMP’s Natural Gas Pipelines business segment. KMI operates Trailblazer Pipeline Company LLC’s assets under a long-term contract pursuant to which Trailblazer Pipeline Company LLC incurs the costs and expenses related to KMI’s operation and maintenance of the assets. Trailblazer Pipeline Company LLC provides the funds for its own capital expenditures. KMI does not profit from or suffer loss related to its operation of Trailblazer Pipeline Company LLC’s assets.

Item 13.	Certain Relationships and Related Transactions, and Director Independence. (continued)	Kinder Morgan Management, LLC Form 10-K

The remaining assets comprising KMP’s Natural Gas Pipelines business segment as well as KMP’s Cypress Pipeline (and KMP’s North System until its sale in October 2007), which are part of the Products Pipelines-KMP business segment, are operated under other agreements between KMI and KMP. Pursuant to the applicable underlying agreements, KMP pays KMI for actual costs incurred as reimbursement for the corporate general and administrative expenses incurred in connection with the operation of these assets. The amounts paid to KMI for corporate general and administrative costs, including amounts related to Trailblazer Pipeline Company LLC, were $55.6 million for 2010, $46.5 million for 2009 and $45.0 million for 2008.

KMP believes the amounts paid to KMI for the services they provide each year fairly reflect the value of the services performed. However, due to the nature of the allocations, these reimbursements may not exactly match the actual time and overhead spent. KMP also reimburses KMI and its subsidiaries for operating and maintenance costs and capital expenditures incurred with respect to these assets.

During 2010, KMI or its subsidiaries operated and maintained for KMP the power plant KMP constructed at the SACROC oil field unit, located in the Permian Basin area of West Texas. The power plant provides approximately half of SACROC’s current electricity needs. Pursuant to the contract, KMI incurred the costs and expenses related to operating and maintaining the power plant for the production of electrical energy at the SACROC field. Such costs included supervisory personnel and qualified operating and maintenance personnel in sufficient numbers to accomplish the services provided in accordance with good engineering, operating and maintenance practices. Kinder Morgan Production Company fully reimbursed KMI’s expenses, including all agreed upon labor costs.

In addition, Kinder Morgan Production Company was responsible for processing and directly paying invoices for fuels utilized by the plant. Other materials, including but not limited to lubrication oil, hydraulic oils, chemicals, ammonia and any catalyst were purchased by KMI and invoiced monthly as provided by the contract, if not paid directly by Kinder Morgan Production Company. The amounts paid to KMI in 2010, 2009 and 2008 for operating and maintaining the power plant were $7.6 million, $5.4 million and $3.1 million, respectively. Furthermore, KMP believes the amounts paid to KMI for the services it provides each year fairly reflect the value of the services performed. KMP’s operating contract with KMI’s subsidiary, Kinder Morgan Power Company, expired on December 31, 2010, and effective January 1, 2011, Kinder Morgan Production Company fully operates the power plant.

KM Insurance, Ltd., referred to as KMIL, is a Bermuda insurance company and wholly owned subsidiary of KMI. KMIL was formed during 2005 as a Class 2 Bermuda insurance company, the sole business of which is to issue policies for KMI and KMP to secure the deductible portion of KMP’s workers compensation, automobile liability, and general liability policies placed in the commercial insurance market. KMP accrues for the cost of insurance, which is included in its related party general and administrative expenses and which totaled $8.6 million for 2010, $8.4 million in 2009 and $7.6 million in 2008.

From time to time in the ordinary course of business, KMP buys and sells pipeline and related services from KMI and its subsidiaries. Such transactions are conducted in accordance with all applicable laws and regulations and on an arms’ length basis consistent with KMP’s policies governing such transactions.  In conjunction with KMP’s acquisition of certain natural gas pipelines from Kinder Morgan Kansas, Inc., it agreed to indemnify KMP with respect to approximately $733.5 million of its debt.  Kinder Morgan Kansas, Inc. would be obligated to perform under this indemnity only if KMP’s assets were unable to satisfy its obligations.

As a result of Kinder Morgan Kansas, Inc.’s Going Private transaction, a number of individuals and entities became significant investors in KMI, and by virtue of the size of its ownership interest in KMI, one of those investors—Goldman Sachs Capital Partners and certain of its affiliates—remains a “related party” (as that term is defined in authoritative accounting literature) to KMP as of December 31, 2010. Goldman Sachs has also acted in the past, and may act in the future, as an underwriter for equity and/or debt issuances for KMP, and Goldman Sachs effectively owned 49% of the terminal assets KMP acquired from US Development Group LLC.

In addition, KMP conducts energy commodity risk management activities in the ordinary course of implementing its risk management strategies in which the counterparty to certain of its derivative transactions is an affiliate of Goldman Sachs, and in conjunction with these activities, KMP is a party (through one of KMP’s subsidiaries engaged in the production of crude oil) to a hedging facility with J. Aron & Company/Goldman Sachs.

The hedging facility requires KMP to provide certain periodic information, but does not require the posting of margin. As a result of changes in the market value of KMP’s derivative positions, it has created both amounts receivable from and payable to Goldman Sachs affiliates.

Item 13.	Certain Relationships and Related Transactions, and Director Independence. (continued)	Kinder Morgan Management, LLC Form 10-K

The following table summarizes the fair values of KMP’s energy commodity derivative contracts that are (i) associated with commodity price risk management activities with J. Aron & Company/Goldman Sachs and (ii) included within “Fair value of derivative contracts” on KMP’s accompanying consolidated balance sheets as of December 31, 2010 and 2009 in KMP’s Annual Report on Form 10-K for the year ended December 31, 2010, which is included in this filing as Exhibit 99.1 and incorporated herein by reference (in millions):

	December 31, 2010	December 31, 2009
Derivatives - asset (liability)
Current assets: Fair value of derivative contracts	$-	$4.3
Assets: Fair value of derivative contracts	$12.7	$18.4
Current liabilities: Fair value of derivative contracts	$(221.4)	$(96.8)
Long-term liabilities and deferred credits: Fair value of derivative contracts	$(57.5)	$(190.8)

Transactions with Kirby Corporation

Mr. C. Berdon Lawrence, a non-management director on our board and on Kinder Morgan G.P.’s board of directors, is also Chairman of the Board of Kirby Corporation.  For services in the ordinary course of Kirby Corporation’s and the Terminals–KMP segment’s businesses, Kirby Corporation received payments from KMP’s subsidiaries totaling $39,828, $18,878 and $430,835 in 2010, 2009 and 2008, respectively, and Kirby made payments, in 2008, to KMP’s subsidiaries totaling $144,300.

Subsequent Event

On February 9, 2011, KMP sold a marine vessel to Kirby Corporation’s subsidiary Kirby Inland Marine, L.P., and additionally, KMP and Kirby Inland Marine L.P. formed a joint venture named Greens Bayou Fleeting, LLC.  For more information about these transactions, see Note 3 “Acquisitions and Divestitures—Divestiture Subsequent to December 31, 2010” of the notes to the consolidated financial statements contained in KMP’s Annual Report on Form 10-K for the year ended December 31, 2010, which is included in this filing as Exhibit 99.1 and incorporated herein by reference.

Other

Generally, we make all decisions relating to the management and control of KMP’s business. Kinder Morgan G.P., Inc. owns all of our voting securities. KMI, through its wholly owned and controlled subsidiary Kinder Morgan (Delaware), Inc., owns all the common stock of Kinder Morgan G.P., Inc. Certain conflicts of interest could arise as a result of the relationships among KMP, Kinder Morgan G.P., Inc., KMI and us. The officers of KMI have fiduciary duties to manage KMI, including selection and management of its investments in its subsidiaries and affiliates, in a manner beneficial to themselves. In general, we have a fiduciary duty to manage KMP in a manner beneficial to KMP’s unitholders. The partnership agreements for KMP and its operating partnerships contain provisions that allow us to take into account the interests of parties in addition to KMP in resolving conflicts of interest, thereby limiting our fiduciary duty to KMP’s unitholders, as well as provisions that may restrict the remedies available to KMP’s unitholders for actions taken that might, without such limitations, constitute breaches of fiduciary duty.

The partnership agreements provide that in the absence of bad faith by us, the resolution of a conflict by us will not be a breach of any duties. The duty of the officers of KMI may, therefore, come into conflict with our duties and the duties of our directors and officers to KMP’s unitholders. The audit committee of our board of directors will, at our request, review (and is one of the means for resolving) conflicts of interest that may arise between KMI or its subsidiaries, on the one hand, and KMP, on the other hand.

For more information regarding other related party transactions, see Note 4 of the accompanying Notes to consolidated Financial Statements.

Director Independence

Pursuant to a delegation of control agreement among KMP, its general partner, us and others, we manage and control the business and affairs of KMP, except that we cannot take certain specified actions without the approval of KMP’s general partner. The limited partnership agreement of KMP provides for a general partner of the Partnership rather than a board of directors. Through the operation of KMP’s limited partnership agreement and the delegation of control agreement, our board of directors performs the functions of and is the equivalent of a board of directors of KMP. Similarly, the standing committees of our board function as standing committees of the board of KMP. Our board of

Item 13.	Certain Relationships and Related Transactions, and Director Independence. (continued)	Kinder Morgan Management, LLC Form 10-K

directors is comprised of the same persons who comprise KMP’s general partner’s board of directors. References in this report to the board mean our board acting as the delegate of and as the board of directors of KMP’s general partner, and references to committees mean committees of the board acting as the delegate of and as the committees of the board of directors of KMP’s general partner.

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

As described above, each of Mr. Hultquist, Mr. Lawrence and Mr. Waughtal is also an independent director of Kinder Morgan G.P., Inc.  Further, in January 2011, the son of Mr. Lawrence formed a new company with an unrelated third party.  Mr. Lawrence’s son is an executive officer of the new company and owns 90% of its voting stock, while the third party owns the other 10% of the voting stock.  Mr. Lawrence owns non-voting, non-participating, fixed dividend preferred stock of the new company.  Mr. Lawrence is neither an officer, director or employee of the new company and has no other relationship with it.  The new company acquired the assets of a company that had previously provided tank painting and coating services for one of KMP’s subsidiaries.  Neither Mr. Lawrence nor his son had any relationship with the seller.  The new company may in the future provide tank painting and coating services to one or more of KMP’s subsidiaries.  Any such transaction would be subject to the approval of the disinterested members of the audit committee as described above.  Messrs. Hultquist, Lawrence and Waughtal have no other relationships with us, KMP or Kinder Morgan G.P., Inc.

The board considered the foregoing and affirmatively determined that Messrs. Hultquist, Lawrence and Waughtal, who constitute a majority of the directors, are independent as described in our governance guidelines and the New York Stock Exchange rules.  In conjunction with all regular quarterly and certain special board meetings, these three non-management directors also meet in executive session without members of management.  In January 2011, Mr. Lawrence was elected for a one year term to serve as lead director to develop the agendas for and preside at these executive sessions of independent directors.

The governance guidelines and our audit committee charter, as well as the rules of the New York Stock Exchange and the Securities and Exchange Commission, require that members of the audit committee satisfy independence requirements in addition to those above. The board has determined that all of the members of the audit committee are independent as described under the relevant standards.

Item 14.	Principal Accounting Fees and Services. (continued)	Kinder Morgan Management, LLC Form 10-K

Item 14.	Principal Accounting Fees and Services.

The following sets forth fees billed for the audit and other services provided by PricewaterhouseCoopers LLP for the fiscal years ended December 31, 2010 and 2009:

	Year Ended December 31,
	2010	2009
Audit fees (a)	$153,000	$262,139
Total	$153,000	$262,139
__________

(a)
Includes fees for integrated audit of annual financial statements and internal control over financial reporting, reviews of the related quarterly financial statements and reviews of documents filed with the Securities and Exchange Commission.

All services rendered by PricewaterhouseCoopers LLP are permissible under applicable laws and regulations, and were pre-approved by our audit committee.  Pursuant to the charter of our audit committee, the committee’s primary purposes include the following: (i) to select, appoint, engage, oversee, retain, evaluate and terminate our external auditors, (ii) to pre-approve all audit and non-audit services, including tax services, to be provided, consistent with all applicable laws, to us by our external auditors and (iii) to establish the fees and other compensation to be paid to our external auditors.  The audit committee has reviewed the external auditors’ fees for audit services for fiscal year 2010.

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

The financial statements of Kinder Morgan Energy Partners, L.P., our equity method investee, are incorporated herein by reference from pages 114 through 193 of Kinder Morgan Energy Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2010, which is included in this filing as Exhibit 99.1 and incorporated herein by reference.

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

10.4	—	2005 Annual Incentive Plan of Kinder Morgan, Inc. (filed as Appendix D to Kinder Morgan, Inc.’s 2006 Proxy Statement on Schedule 14A and incorporated by reference herein).
10.8	—	Form of Severance Agreement with C. Park Shaper (filed as Exhibit 10.61 to Amendment No. 3 to Kinder Morgan Holdco LLC Registration Statement on Form S-1 filed January 26, 2011 (File No. 333-170773)).
10.9	—	Form of Severance Agreement with Steven J. Kean (filed as Exhibit 10.62 to Amendment No. 3 to Kinder Morgan Holdco LLC Registration Statement on Form S-1 filed January 26, 2011 (File No. 333-170773)).
10.10	—
Form of Severance Agreement with Kimberly A. Dang (filed as Exhibit 10.63 to Amendment No. 3 to Kinder Morgan Holdco LLC Registration Statement on Form S-1 filed January 26, 2011 (File No. 333-170773)).

10.11	—
Form of Severance Agreement with Joseph Listengart (filed as Exhibit 10.64 to Amendment No. 3 to Kinder Morgan Holdco LLC Registration Statement on Form S-1 filed January 26, 2011 (File No. 333-170773)).

21.1*	—	List of Subsidiaries.
23.1*	—	Consent of PricewaterhouseCoopers LLP.
31.1*	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	—	Kinder Morgan Energy Partners, L.P. Annual Report on Form 10-K for the year ended December 31, 2010.
99.2*	—	Kinder Morgan Energy Partners, L.P. Annual Report on Form 10-K/A (Amendment No. 1) for the year ended December 31, 2010.
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
Date: February 23, 2011

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