Form 10-Q
period 2011-03-31
KINDER MORGAN MANAGEMENT LLC
filed 2011-05-04
CIK 1135017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

F O R M 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011
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

The number of shares outstanding for each of the registrant’s classes of common equity, as of April 29, 2011 was two voting shares and 93,506,541 listed shares.

Kinder Morgan Management, LLC Form 10-Q

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY

Kinder Morgan Management, LLC Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(In millions except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Equity in earnings (loss) of Kinder Morgan Energy Partners, L.P.	$15.1	$(8.9)
Income tax expense (benefit)	5.2	(3.3)

Net Income (Loss)	$9.9	$(5.6)

Earnings (Loss) per Share
Basic	$0.11	$(0.06)
Diluted	$0.11	$(0.06)

Number of shares used in computing Earnings (Loss) per Share
Basic	92.7	86.4
Diluted	92.7	86.4

The accompanying notes are an integral part of these consolidated financial statements.

Kinder Morgan Management, LLC Form 10-Q

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In Millions Except Shares)

	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS

Current assets
Accounts receivable, related party	$11.4	$10.1
Other current assets	0.8	0.4
Total current assets	12.2	10.5

Investment in Kinder Morgan Energy Partners, L.P.	2,659.7	2,673.3

Total Assets	$2,671.9	$2,683.8

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$2.7	$2.8
Accrued other current liabilities	9.4	7.6
Total current liabilities	12.1	10.4

Deferred income taxes	196.4	201.7

Shareholders’ Equity
Voting shares - unlimited authorized; 2 voting shares issued and outstanding	0.1	0.1
Listed shares - unlimited authorized; 93,506,541 and 91,907,985 listed shares issued and outstanding, respectively	3,443.6	3,339.7
Retained deficit	(942.6)	(848.6)
Accumulated other comprehensive loss	(37.7)	(19.5)
Total Shareholders’ Equity	2,463.4	2,471.7

Total Liabilities and Shareholders’ Equity	$2,671.9	$2,683.8

The accompanying notes are an integral part of these consolidated financial statements.

Kinder Morgan Management, LLC Form 10-Q

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Millions)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash Flows From Operating Activities
Net income (loss)	$9.9	$(5.6)
Adjustments to reconcile net income to net cash flows from operating activities
Deferred income taxes	5.2	(3.3)
Equity in (earnings) loss of Kinder Morgan Energy Partners, L.P.	(15.1)	8.9
Changes in components of working capital
Accounts receivable, related party	(1.3)	3.5
Other current assets	(0.4)	(0.2)
Accounts payable	(0.1)	(1.6)
Accrued other current liabilities	1.8	(1.7)
Net Cash Provided by Operating Activities	-	-

Cash Flows From Investing Activities
Purchase of i-units of Kinder Morgan Energy Partners, L.P.	-	-
Net Cash Used in Investing Activities	-	-

Cash Flows From Financing Activities
Shares issued	-	-
Net Cash Provided by Financing Activities	-	-

Net Increase in Cash and Cash Equivalents	-	-
Cash and Cash Equivalents, beginning of period	-	-
Cash and Cash Equivalents, end of period	$-	$-

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

On February 10, 2011, Kinder Morgan Holdco LLC converted from a Delaware limited liability company to a Delaware corporation.  Kinder Morgan Holdco LLC was renamed Kinder Morgan, Inc., and its subsidiary formerly known as Kinder Morgan, Inc. was renamed Kinder Morgan Kansas, Inc., which are referred to in these financials statements as KMI and Kinder Morgan Kansas, Inc., respectively. On February 16, 2011, KMI completed an initial public offering of its common stock.  Prior to the closing of the initial public offering, its outstanding units were converted into shares of its capital stock.  All of the common stock that was sold in the offering was sold by its existing investors consisting of funds advised by or affiliated with Goldman Sachs & Co., Highstar Capital LP, The Carlyle Group and Riverstone Holdings LLC. No members of management sold shares in the offering, and KMI did not receive any proceeds from the offering.

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

The consolidated financial statements reflect normal adjustments, and also recurring adjustments that are, in the opinion of management, necessary for a fair statement of our financial results for the interim periods.  You should read these interim consolidated financial statements in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2010 (“2010 Form 10-K”), KMP’s Annual Report on Form 10-K for the year ended December 31, 2010 (“KMP 2010 Form 10-K”), KMP’s Amended Annual Report on Form 10-K/A for the year ended December 31, 2010 (“KMP 2010 Form 10-K/A”) and KMP’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

Accounting for Investments in KMP

We use the equity method of accounting for our investment in KMP, a publicly traded limited partnership, and its common units are traded on the New York Stock Exchange under the symbol “KMP.” We record, in the period in which it is earned, our share of the earnings of KMP attributable to the i-units we own.  We receive distributions from KMP in the form of additional i-units, which increase the number of i-units we own.  We issue additional shares (or fractions thereof) to our existing shareholders in an amount equal to the additional i-units received from KMP.  At March 31, 2011, through our ownership of KMP i-units, we owned approximately 29.3% of all of KMP’s outstanding limited partner interests.

Kinder Morgan Management, LLC Form 10-Q

2.  Earnings per Share

Both basic and diluted earnings per share are computed based on the weighted-average number of shares outstanding during each period, adjusted for share splits.  There are no securities outstanding that may be converted into or exercised for shares.

3.  Share Distributions

Under the terms of our limited liability company agreement, except in connection with our liquidation, we do not pay distributions on our shares in cash but instead make distributions on our shares in additional shares or fractions of shares. At the same time KMP makes a distribution on its common units and i-units, we distribute on each of our shares that fraction of a share determined by dividing the amount of the cash distribution to be made by KMP on each common unit by the average closing market price of a share determined for the ten-trading day period ending on the trading day immediately prior to the ex-dividend date for our shares. The following table presents share distributions we have paid or declared in 2011.

	Share Distributions
	Shares Distributed Per Outstanding Share	Equivalent Distribution Value Per Share(a)	Total Number of Additional Shares Distributed
	2011	2011	2011
Distribution Date
February 14, 2011	0.017393	$1.13	1,598,556
May 13, 2011(c)	0.017102	$1.14	1,599,149(b)
__________
(a)
This is the cash distribution paid to each common unit of KMP during the quarter indicated and is used to calculate our distribution of shares as discussed above. Because of this calculation, the market value of the shares distributed on the date of distribution may be less or more than the cash distribution per common unit of KMP.

(b)
Distribution determined by dividing $1.14, the cash amount distributed per KMP common unit by $66.659, the average of our shares’ closing market prices from April 12-26, 2011, the ten consecutive trading days preceding the date on which our shares began to trade ex-dividend under the rules of the New York Stock Exchange.

(c)	Distribution payable to shareholders of record as of April 29, 2011.

4.   Business Activities and Related Party Transactions

We do not receive a fee for our services under the delegation of control agreement, nor do we receive any margin or profit when we are reimbursed for expenses incurred. We incurred, on behalf of KMP, approximately $72.5 million and $76.8 million of expenses during the three months ended March 31, 2011 and 2010, respectively. The expense reimbursements by KMP to us are accounted for as a reduction to the expense incurred by us. At March 31, 2011 and December 31, 2010, $11.4 million and $10.1 million, respectively, primarily receivables from KMP, are recorded in the caption “Accounts receivable, related party” in the accompanying interim Consolidated Balance Sheets.

One of our affiliates provides, and incurs expense with respect to, payroll services to KMP. These expenses are reimbursed by KMP at cost. These expenses totaled approximately $105.9 million and $114.9 million during the three months ended March 31, 2011 and 2010, respectively.

Kinder Morgan Management, LLC Form 10-Q

5.   Summarized Income Statement Information for KMP

Following is summarized income statement information for KMP (in millions).

	Three Months Ended March 31,
	2011	2010
Revenues	$1,992.8	$2,129.6
Operating costs, expenses and other(a)(b)	1,583.7	1,841.7
Operating income	$409.1	$287.9

Net income	$340.9	$227.4

Net income attributable to KMP	$337.8	$225.3

General Partner’s interest in net income	$280.6	$249.2

Limited Partners’ interest in net income (loss)	$57.2	$(23.9)
____________
(a)
2011 amount includes $87.1 million allocated to KMP from KMI related to a special bonus expense to non-senior management employees; however, KMP does not have any obligation, nor does KMP expect to pay any amounts related to this expense.

(b)	2010 amount includes a $158.0 million increase in expense associated with rate case liability adjustments.

Our net income (loss) for the three months ended March 31, 2011 and 2010 was $9.9 million and $(5.6) million, respectively.  Our net income for the three months ended March 31, 2011 includes a reduction of $15.2 million representing our share of KMP’s $87.1 million special bonus described in footnote (a) to the table above.  Our net loss for the three months ended March 31, 2010 includes a reduction of $29.0 million, representing our share of KMP’s $158.0 million expense associated with rate case liability adjustments, net of income taxes. This information should be read in conjunction with the KMP 2010 Form 10-K/A and the KMP Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

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

6.   Comprehensive Income

Our comprehensive (loss) income, which differs from our net income solely due to our equity in the other comprehensive income (loss) of KMP is as follows (in millions):

	Three Months Ended March 31,
	2011	2010
Net income (loss)	$9.9	$(5.6)
Other comprehensive (loss) income, net of tax
Change in fair value of derivatives utilized for hedging purposes (net of tax (benefit) expense of $(16.0) and $1.4, respectively)	(27.7)	2.4
Reclassification of change in fair value of derivatives to net income (net of tax expense of $3.2 and $2.6, respectively)	5.6	4.6
Foreign currency translation adjustments (net of tax expense of $3.1 and $3.3, respectively)	5.3	5.9
Adjustments to pension and other postretirement benefit plan liabilities (net of tax benefit of $0.8 and $0.1, respectively)	(1.4)	(0.2)
Total other comprehensive (loss) income	(18.2)	12.7
Comprehensive (loss) income	$(8.3)	$7.1

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

Income taxes included in our interim consolidated statements of income are as follows (in millions, except percentages):

	Three Months Ended March 31,
	2011	2010
Income tax expense (benefit)	$5.2	$(3.3)
Effective tax rate	34.4%	37.1%

For the three months ended March 31, 2011, our effective tax rate was lower than the statutory federal rate of 35% primarily due to an increase in our share of non-deductible goodwill associated with our investment in KMP, partially offset by state income taxes.

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

On February 10, 2011, Kinder Morgan Holdco LLC converted from a Delaware limited liability company to a Delaware corporation.  Kinder Morgan Holdco LLC was renamed Kinder Morgan, Inc., and its subsidiary formerly known as Kinder Morgan, Inc. was renamed Kinder Morgan Kansas, Inc., which are referred to in these financials statements as KMI and Kinder Morgan Kansas, Inc., respectively. On February 16, 2011, KMI completed an initial public offering of its common stock.  Prior to the closing of the initial public offering, its outstanding units were converted into shares of its capital stock.  All of the common stock that was sold in the offering was sold by its existing investors consisting of funds advised by or affiliated with Goldman Sachs & Co., Highstar Capital LP, The Carlyle Group and Riverstone Holdings LLC. No members of management sold shares in the offering, and KMI did not receive any proceeds from the offering.

On May 30, 2007, KMI acquired Kinder Morgan Kansas, Inc. through a wholly owned subsidiary.  See Note 2 of our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2010 (“2010 Form 10-K”). This transaction is referred to in this report as “KMI’s Going Private transaction.” At that time, the purchase price was “pushed-down” and allocated to the assets and liabilities of its subsidiaries, including us.

Financial Condition

As indicated by the accompanying interim Consolidated Balance Sheets, there has been no material change in our financial condition during the current quarter.

Results of Operations

Our results of operations consist of the offsetting expenses and receipts associated with our managing and controlling the business and affairs of KMP and our equity in the earnings of KMP attributable to the i-units we own. At March 31, 2011, through our ownership of i-units, we owned approximately 29.3% of all of KMP’s outstanding limited partner interests. We use the equity method of accounting for our investment in KMP and record earnings as described below. Our percentage ownership in KMP changes over time upon the distribution of additional i-units to us or upon issuances of additional common units or other equity securities by KMP.

Our earnings, as reported in the accompanying interim Consolidated Statements of Income, represent equity in earnings of KMP attributable to the i-units we own, reduced by a deferred income tax provision and adjusted for the purchase method of accounting push-down effect on us from KMI’s Going Private transaction. The deferred income tax provision is calculated based on the book/tax basis difference created by our recognition, under GAAP, of our share of the earnings of KMP. Our earnings per share (both basic and diluted) is our net income divided by our weighted-average number of outstanding shares during each period presented. There are no securities outstanding that may be converted into or exercised for our shares.

For the three months March 31, 2011 and 2010, KMP reported limited partners’ interest in net income (loss) of $57.2 million and $(23.9) million, respectively. Our net income (loss) for the three months ended March 31, 2011 and 2010 was $9.9 million and $(5.6) million, respectively. Following is summarized income statement information and segment earnings contribution by business segment for KMP. This information should be read in conjunction with the KMP 2010 Form 10-K, the KMP 2010 Form 10-K/A and the KMP Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

Kinder Morgan Management, LLC Form 10-Q

KMP

	Three Months Ended March 31,
	2011	2010
	(In millions)
Segment earnings before depreciation, depletion, amortization and amortization of excess cost of equity investments(a)
Products Pipelines(b)	$180.5	$6.4
Natural Gas Pipelines	222.6	220.6
CO2	262.0	253.2
Terminals	174.4	150.5
Kinder Morgan Canada	47.9	45.0
Total segment earnings before DD&A	887.4	675.7
Total segment depreciation, depletion and amortization	(221.8)	(227.3)
Total segment amortization of excess cost of investments	(1.5)	(1.4)
General and administrative expenses(c)	(189.2)	(101.1)
Unallocable interest expenses, net of interest income	(131.7)	(116.3)
Unallocable income tax expense	(2.3)	(2.2)
Net income	340.9	227.4
Net income attributable to noncontrolling interests	(3.1)	(2.1)
Net income attributable to KMP	$337.8	$225.3
General Partner’s interest in net income	$280.6	$249.2
Limited Partners’ interest in net income (loss)	$57.2	$(23.9)
____________
(a)	Includes revenues, earnings from equity investments, allocable interest income and other, net, less operating expenses, allocable income taxes and other expense (income).
(b)	2010 amount includes a $158.0 million increase in expense associated with rate case liability adjustments.
(c)
2011 amount includes $87.1 million allocated to KMP from KMI related to a special bonus expense to non-senior management employees; however, KMP does not have any obligation, nor does KMP expect to pay any amounts related to this expense.

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

Recent Accounting Pronouncements

None.

Kinder Morgan Management, LLC Form 10-Q

Information Regarding Forward-Looking Statements

This report includes forward-looking statements. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. They use words such as “anticipate,” “believe,” “intend,” “plan,” “projection,” “forecast,” “strategy,” “position,” “continue,” “estimate,” “expect,” “may,” or the negative of those terms or other variations of them or comparable terminology. In particular, statements, express or implied, concerning future actions, conditions or events, future operating results or the ability to generate sales, income or cash flow, or to pay dividends or to make distributions are forward-looking statements. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Future actions, conditions or events and future results of our operations and those of KMP may differ materially from those expressed in these forward-looking statements. Please see “Information Regarding Forward-Looking Statements” for KMP included in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2011. Many of the factors that will determine these results are beyond our ability to control or predict. Specific factors that could cause actual results to differ from those in the forward-looking statements include:

●	price trends and overall demand for natural gas liquids, refined petroleum products, oil, carbon dioxide, natural gas, electricity, coal, steel and other bulk materials and chemicals in North America;

●	economic activity, weather, alternative energy sources, conservation and technological advances that may affect price trends and demand;

●
changes in tariff rates charged by KMP’s pipeline subsidiaries implemented by the Federal Energy Regulatory Commission, California Public Utilities Commission, Canada’s National Energy Board or another regulatory agency;

●	KMP’s ability to acquire new businesses and assets and integrate those operations into its existing operations, as well as the ability to expand its facilities;

●	difficulties or delays experienced by railroads, barges, trucks, ships or pipelines in delivering products to or from KMP’s terminals or pipelines;

●	KMP’s ability to successfully identify and close acquisitions and make cost-saving changes in operations;

●	shut-downs or cutbacks at major refineries, petrochemical or chemical plants, ports, utilities, military bases or other businesses that use KMP’s services or provide services or products to it;

●
changes in crude oil and natural gas production from exploration and production areas that KMP serves, such as the Permian Basin area of West Texas, the U.S. Rocky Mountains, areas of shale gas formation and the Alberta oil sands;

●	changes in laws or regulations, third-party relations and approvals and decisions of courts, regulators and governmental bodies that may adversely affect KMP’s business or its ability to compete;

●
changes in accounting pronouncements that impact the measurement of KMP’s or our results of operations, the timing of when such measurements are to be made and recorded, and the disclosures surrounding these activities;

●
our ability to offer and sell equity securities, and KMP’s ability to offer and sell equity securities and debt securities or obtain debt financing in sufficient amounts to implement that portion of KMP’s business plan that contemplates growth through acquisitions of operating businesses and assets and expansions of its facilities;

●
KMP’s indebtedness, which could make it vulnerable to general adverse economic and industry conditions, limit its ability to borrow additional funds and/or place it at competitive disadvantages compared to its competitors that have less debt or have other adverse consequences;

●	interruptions of electric power supply to KMP’s facilities due to natural disasters, power shortages, strikes, riots, terrorism, war or other causes;

●	our or KMP’s ability to obtain insurance coverage without significant levels of self-retention of risk;

●	acts of nature, accidents, sabotage, terrorism or other similar acts causing damage greater than KMP’s insurance coverage limits;

Kinder Morgan Management, LLC Form 10-Q

●	capital and credit markets conditions, inflation and interest rates;

●	the political and economic stability of the oil producing nations of the world;

●	national, international, regional and local economic, competitive and regulatory conditions and developments;

●	KMP’s ability to achieve cost savings and revenue growth;

●	foreign exchange fluctuations;

●	the timing and extent of changes in commodity prices for oil, natural gas, electricity and certain agricultural products;

●
the extent of KMP’s success in discovering, developing and producing oil and gas reserves, including the risks inherent in exploration and development drilling, well completion and other development activities;

●	engineering and mechanical or technological difficulties that KMP may experience with operational equipment, in well completions and workovers, and in drilling new wells;

●	the uncertainty inherent in estimating future oil and natural gas production or reserves that KMP may experience;

●	KMP’s ability to complete expansion projects on time and on budget;

●	the timing and success of KMP’s business development efforts; and

●	unfavorable results of litigation and the fruition of contingencies referred to in KMP’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

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

See Item 1A “Risk Factors” of our 2010 Form 10-K for a more detailed description of these and other factors that may affect the forward-looking statements. When considering forward-looking statements, one should keep in mind the risk factors described in our 2010 Form 10-K and the KMP 2010 Form 10-K. The risk factors could cause our actual results to differ materially from those contained in any forward-looking statement. We disclaim any obligation, other than as required by applicable law, to update the above list or to announce publicly the result of any revisions to any of the forward-looking statements to reflect future events or developments.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The nature of our business and operations is such that no activities or transactions of the type requiring discussion under this item are conducted or entered into.

Item 4.  Controls and Procedures.

As of March 31, 2011, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There has been no change in our internal control over financial reporting during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Kinder Morgan Management, LLC Form 10-Q

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

We are not a party to any litigation.

Item 1A. Risk Factors.

There have been no material changes in or additions to the risk factors disclosed in Part I, Item 1A “Risk Factors” in our 2010 Form 10-K.

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
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) our Consolidated Statements of Income for the three months ended March 31, 2011 and 2010; (ii) our Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010; (iii) our Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010; and (iv) the notes to our Consolidated Financial Statements.

Kinder Morgan Management, LLC Form 10-Q

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINDER MORGAN MANAGEMENT, LLC (Registrant)
May 3, 2011	/s/ Kimberly A. Dang
Kimberly A. Dang Vice President and Chief Financial Officer (principal financial and accounting officer)