Form 10-Q
period 2011-06-30
KINDER MORGAN MANAGEMENT LLC
filed 2011-08-02
CIK 1135017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

F O R M 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  Large accelerated filer ☑  Accelerated filer ☐  Non-accelerated filer ☐ (Do not check if a smaller reporting company)  Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

The number of shares outstanding for each of the registrant’s classes of common equity, as of July 29, 2011 was two voting shares and 95,105,690 listed shares.

Kinder Morgan Management, LLC Form 10-Q

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY

Kinder Morgan Management, LLC Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(In Millions Except Per Share Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Equity in earnings (loss) of Kinder Morgan Energy Partners, L.P.	$(19.9)	$76.1	$(4.8)	$67.2
Income tax (benefit) expense	(6.7)	27.7	(1.5)	24.4

Net Income (Loss)	$(13.2)	$48.4	$(3.3)	$42.8

Earnings (Loss) per Share
Basic	$(0.14)	$0.55	$(0.03)	$0.49
Diluted	$(0.14)	$0.55	$(0.03)	$0.49

Number of shares used in computing Earnings (Loss) per Share
Basic	94.4	87.9	93.6	87.2
Diluted	94.4	87.9	93.6	87.2

The accompanying notes are an integral part of these consolidated financial statements.

Kinder Morgan Management, LLC Form 10-Q

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In Millions Except Shares)

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS

Current assets
Accounts receivable, related party	$13.9	$10.1
Other current assets	0.7	0.4
Total current assets	14.6	10.5

Investment in Kinder Morgan Energy Partners, L.P.	2,683.0	2,673.3

Total Assets	$2,697.6	$2,683.8

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$2.2	$2.8
Accrued other current liabilities	12.3	7.6
Total current liabilities	14.5	10.4

Deferred income taxes	205.4	201.7

Shareholders’ Equity
Voting shares - unlimited authorized; 2 voting shares issued and outstanding	0.1	0.1
Listed shares - unlimited authorized; 95,105,690 and 91,907,985 listed shares issued and outstanding, respectively	3,544.0	3,339.7
Retained deficit	(1,056.2)	(848.6)
Accumulated other comprehensive loss	(10.2)	(19.5)
Total Shareholders’ Equity	2,477.7	2,471.7

Total Liabilities and Shareholders’ Equity	$2,697.6	$2,683.8

The accompanying notes are an integral part of these consolidated financial statements.

Kinder Morgan Management, LLC Form 10-Q

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Millions)
(Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash Flows From Operating Activities
Net income (loss)	$(3.3)	$42.8
Adjustments to reconcile net income to net cash flows from operating activities
Deferred income taxes	(1.5)	24.4
Equity in loss (earnings) of Kinder Morgan Energy Partners, L.P.	4.8	(67.2)
Changes in components of working capital
Accounts receivable, related party	(3.8)	2.6
Other current assets	(0.3)	0.6
Accounts payable	(0.6)	(1.4)
Accrued other current liabilities	4.7	(1.8)
Net Cash Provided by Operating Activities	-	-

Cash Flows From Investing Activities
Purchase of i-units of Kinder Morgan Energy Partners, L.P.	-	-
Net Cash Used in Investing Activities	-	-

Cash Flows From Financing Activities
Shares issued	-	-
Net Cash Provided by Financing Activities	-	-

Net Increase in Cash and Cash Equivalents	-	-
Cash and Cash Equivalents, beginning of period	-	-
Cash and Cash Equivalents, end of period	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Kinder Morgan Management, LLC Form 10-Q

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.  General

Organization

Kinder Morgan Management, LLC is a publicly traded Delaware limited liability company that was formed on February 14, 2001.  Kinder Morgan G.P., Inc., of which Kinder Morgan, Inc. indirectly owns all of the outstanding common equity, is the general partner of Kinder Morgan Energy Partners, L.P. (KMP) and owns all of our voting shares.  Kinder Morgan G.P., Inc., pursuant to a delegation of control agreement among us, Kinder Morgan G.P., Inc. and KMP, has delegated to us, to the fullest extent permitted under Delaware law and KMP’s limited partnership agreement, all of its rights and powers to manage and control the business and affairs of KMP, subject to the general partner’s right to approve specified actions.  We are a limited partner in KMP through our ownership of its i-units, and manage and control its business and affairs pursuant to the delegation of control agreement.  Our success is dependent upon our operation and management of KMP and its resulting performance.  See Note 5 for summarized income statement information for KMP.  Unless the context requires otherwise, references to “we,” “us,” “our” or the “Company” are intended to mean Kinder Morgan Management, LLC and its consolidated subsidiary, Kinder Morgan Services LLC.

On February 10, 2011, Kinder Morgan Holdco LLC converted from a Delaware limited liability company to a Delaware corporation.  Kinder Morgan Holdco LLC was renamed Kinder Morgan, Inc., and its subsidiary formerly known as Kinder Morgan, Inc. was renamed Kinder Morgan Kansas, Inc., which are referred to in these financial statements as KMI and Kinder Morgan Kansas, Inc., respectively. On February 16, 2011, KMI completed an initial public offering of its common stock.  Prior to the closing of the initial public offering, its outstanding units were converted into shares of its capital stock.  All of the common stock that was sold in the offering was sold by its existing investors consisting of funds advised by or affiliated with Goldman Sachs & Co., Highstar Capital LP, The Carlyle Group and Riverstone Holdings LLC. No members of management sold shares in the offering, and KMI did not receive any proceeds from the offering.

We have prepared our accompanying unaudited consolidated financial statements under the rules and regulations of the United States Securities and Exchange Commission (SEC).  These rules and regulations conform to the accounting principles contained in the Financial Accounting Standards Board’s Accounting Standards Codification, the single source of generally accepted accounting principles in the United States of America (GAAP) and referred to in this report as the Codification. Under such rules and regulations, we have condensed or omitted certain information and notes normally included in financial statements prepared in conformity with the Codification.  We believe, however, that our disclosures are adequate to make the information presented not misleading.

The consolidated financial statements reflect normal adjustments, and also recurring adjustments that are, in the opinion of management, necessary for a fair statement of our financial results for the interim periods.  You should read these interim consolidated financial statements in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2010 (2010 Form 10-K), KMP’s Annual Report on Form 10-K for the year ended December 31, 2010 (KMP 2010 Form 10-K), KMP’s Amended Annual Report on Form 10-K/A for the year ended December 31, 2010 (KMP 2010 Form 10-K/A) and KMP’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

Accounting for Investments in KMP

We use the equity method of accounting for our investment in KMP, a publicly traded limited partnership, and its common units are traded on the New York Stock Exchange under the symbol “KMP.” We record, in the period in which it is earned, our share of the earnings of KMP attributable to the i-units we own.  We receive distributions from KMP in the form of additional i-units, which increase the number of i-units we own.  We issue additional shares (or fractions thereof) to our existing shareholders in an amount equal to the additional i-units received from KMP.  At June 30, 2011, through our ownership of KMP i-units, we owned approximately 28.9% of all of KMP’s outstanding limited partner interests.

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

	Share Distributions
	Shares Distributed Per Outstanding Share	Equivalent Distribution Value Per Share(a)	Total Number of Additional Shares Distributed
Distribution Date
February 14, 2011	0.017393	$1.13	1,598,556
May 13, 2011	0.017102	$1.14	1,599,149
August 12, 2011(b)	0.017895	$1.15	1,701,916(c)
__________
(a)
This is the cash distribution paid to each common unit of KMP during the quarter indicated and is used to calculate our distribution of shares as discussed above. Because of this calculation, the market value of the shares distributed on the date of distribution may be less or more than the cash distribution per common unit of KMP.

(b)	Distribution declared on July 20, 2011 and payable to shareholders of record as of August 1, 2011.
(c)
Distribution determined by dividing $1.15, the cash amount distributed per KMP common unit by $64.265, the average of our shares’ closing market prices from July 14-27, 2011, the ten consecutive trading days preceding the date on which our shares began to trade ex-dividend under the rules of the New York Stock Exchange.

4.   Business Activities and Related Party Transactions

We do not receive a fee for our services under the delegation of control agreement, nor do we receive any margin or profit when we are reimbursed for expenses incurred. We incurred, on behalf of KMP, approximately $71.4 million and $143.9 million of expenses during the three and six months ended June 30, 2011, respectively, and approximately $74.2 million and $151.0 million of expenses during the three and six months ended June 30, 2010, respectively.  The expense reimbursements by KMP to us are accounted for as a reduction to the expense incurred by us.  At June 30, 2011 and December 31, 2010, $13.9 million and $10.1 million, respectively, primarily receivables from KMP, are recorded in the caption “Accounts receivable, related party” in the accompanying interim Consolidated Balance Sheets.

One of our affiliates provides, and incurs expense with respect to, payroll services to KMP. These expenses are reimbursed by KMP at cost.  These expenses totaled approximately $83.6 million and $189.5 million during the three and six months ended June 30, 2011, respectively, and $79.7 million and $194.6 million during the three and six months ended June 30, 2010, respectively.

Kinder Morgan Management, LLC Form 10-Q

5.   Summarized Income Statement Information for KMP

Following is summarized income statement information for KMP (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues	$2,019.3	$1,961.5	$4,012.1	$4,091.1
Operating costs, expenses and other(a)(b)	1,729.1	1,517.9	3,312.8	3,359.6
Operating income	$290.2	$443.6	$699.3	$731.5

Net income	$231.9	$365.1	$572.8	$592.5

Net income attributable to KMP	$230.5	$361.2	$568.3	$586.5

General Partner’s interest in net income(c)	$292.2	$92.5	$572.8	$341.7

Limited Partners’ interest in net income(loss)	$(61.7)	$268.7	$(4.5)	$244.8
____________
(a)
Three and six month 2011 amounts include a $165.0 million increase in expense associated with rate case liability adjustments. Six month 2010 amount includes a $158.0 million increase in expense associated with rate case liability adjustments.

(b)
Six month 2011 amount includes $87.1 million allocated to KMP from KMI related to a special bonus expense to non-senior management employees; however, KMP does not have any obligation, nor does KMP expect to pay any amounts related to this expense.

(c)	Three and six month 2010 amounts include a reduction of incentive of $168.3 million from the ICT Distribution (see following).

Our net (loss) income for the three and six months ended June 30, 2011 was $(13.2) million and $(3.3) million, respectively, and $48.4 million and $42.8 million for the three and six months ended June 30, 2010, respectively.

Our net loss for the three and six months ended June 30, 2011 includes $30.2 million, net of income tax, for our share of KMP’s $165.0 million increase in expense associated with rate case liability adjustments. Additionally, our net loss for the six months ended June 30, 2011 includes a reduction of $15.2 million representing our share of KMP’s $87.1 million special bonus described in footnote (a) to the table above.

 Our net income for the three and six months ended June 30, 2010 includes a $30.8 million after-tax increase due to higher KMP limited partners net income as a result of the $168.3 million decrease in the general partners incentive from an interim capital transaction (ICT Distribution). Under an ICT Distribution, KMP’s general partner receives no incentive distribution. Please see Note 5 of the accompanying Notes to Consolidated Financial Statements in KMP’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 for a further description of this ICT Distribution. Additionally, our net income for the six months ended June 30, 2010 includes a reduction of $29.0 million, representing our share of KMP’s $158.0 million expense associated with rate case liability adjustments, net of income taxes, as described in footnote (b) to the table above. This information should be read in conjunction with the KMP 2010 Form 10-K/A.

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

Kinder Morgan Management, LLC Form 10-Q

6.   Comprehensive Income

Our comprehensive income, which differs from our net income (loss) solely due to our equity in the other comprehensive income of KMP is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income (loss)	$(13.2)	$48.4	$(3.3)	$42.8
Other comprehensive income (loss), net of tax
Change in fair value of derivatives utilized for hedging purposes (net of tax expense (benefit) of $10.4, $8.3, $(5.6) and $9.7, respectively)	17.6	14.7	(10.1)	17.1
Reclassification of change in fair value of derivatives to net income (net of tax expense of $4.8, $2.2, $8.0 and $4.8, respectively)	8.8	4.0	14.4	8.6
Foreign currency translation adjustments (net of tax expense (benefit) of $0.5, $(5.0), $3.6 and $(1.7), respectively)	1.1	(8.9)	6.4	(3.0)
Adjustments to pension and other postretirement benefit plan liabilities (net of tax (benefit)of $-, $-, $(0.8) and $(0.1), respectively)	-	-	(1.4)	(0.2)
Total other comprehensive income	27.5	9.8	9.3	22.5
Comprehensive income	$14.3	$58.2	$6.0	$65.3

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

Income taxes included in our interim consolidated statements of income are as follows (in millions, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Income tax (benefit) expense	$(6.7)	$27.7	$(1.5)	$24.4
Effective tax rate	33.7%	36.4%	31.3%	36.3%

For the three and six  months ended June 30, 2011, our effective tax rate was lower than the statutory federal rate of 35% primarily due to a decrease in our share of non-deductible goodwill associated with our investment in KMP, which was partially offset by state income taxes. For the three and six months ended June 30, 2010, our effective tax rate was higher than the statutory federal income tax rate of 35% primarily due to state income taxes and a decrease in our share of non-deductible goodwill associated with our investment in KMP.

8.   Recent Accounting Pronouncements

ASU No. 2011-05

On June 16, 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.”  This ASU eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. An entity can elect to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. ASU No. 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 (January 1, 2012 for us) and interim and annual periods thereafter. Early adoption is permitted, and full retrospective application is required. Since this ASU pertains to disclosure requirements only, the adoption of this ASU will not have a material impact on our consolidated financial statements.

Kinder Morgan Management, LLC Form 10-Q

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

We are a publicly traded Delaware limited liability company, formed on February 14, 2001, that has elected to be treated as a corporation for federal income tax purposes. Our voting shares are owned by Kinder Morgan G.P., Inc., of which KMI owns all the outstanding common equity. Kinder Morgan G.P., Inc. is the general partner of KMP.

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

On May 30, 2007, KMI acquired Kinder Morgan Kansas, Inc. through a wholly owned subsidiary.  See Note 2 of our consolidated financial statements in our 2010 Form 10-K. This transaction is referred to in this report as “KMI’s Going Private transaction.” At that time, the purchase price was “pushed-down” and allocated to the assets and liabilities of its subsidiaries, including us.

Financial Condition

As indicated by the accompanying interim Consolidated Balance Sheets, there has been no material change in our financial condition during the current quarter.

Results of Operations

Our results of operations consist of the offsetting expenses and receipts associated with our managing and controlling the business and affairs of KMP and our equity in the earnings of KMP attributable to the i-units we own. At June 30, 2011, through our ownership of i-units, we owned approximately 28.9% of all of KMP’s outstanding limited partner interests. We use the equity method of accounting for our investment in KMP and record earnings as described below. Our percentage ownership in KMP changes over time upon the distribution of additional i-units to us or upon issuances of additional common units or other equity securities by KMP.

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

For the three and six months ended June 30, 2011, KMP reported limited partners’ interest in net income (loss) of $(61.7) million and $(4.5) million, respectively, and of $268.7 million and $244.8 million for the three and six months ended June 30, 2010, respectively. Our net income (loss) for the three and six months ended June 30, 2011 was $(13.2) million and $(3.3) million, respectively, and $48.4 million and $42.8 million for the three and six months ended June 30, 2010, respectively. Following is summarized income statement information and segment earnings contribution by business segment for KMP. This information should be read in conjunction with the KMP 2010 Form 10-K, the KMP 2010 Form 10-K/A and the KMP Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

Kinder Morgan Management, LLC Form 10-Q

KMP

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In millions)
Segment earnings before depreciation, depletion, amortization and amortization of excess cost of equity investments(a)
Products Pipelines(b)	$20.7	$165.2	$201.2	$171.6
Natural Gas Pipelines	181.3	185.0	403.9	405.6
CO2	266.4	249.4	528.4	502.6
Terminals	170.3	165.5	344.7	316.0
Kinder Morgan Canada	53.6	43.9	101.5	88.9
Total segment earnings before DD&A	692.3	809.0	1,579.7	1,484.7
Total segment depreciation, depletion and amortization	(229.4)	(223.2)	(451.2)	(450.5)
Total segment amortization of excess cost of investments	(1.6)	(1.5)	(3.1)	(2.9)
General and administrative expenses(c)	(97.4)	(93.4)	(286.6)	(194.5)
Unallocable interest expenses, net of interest income	(129.6)	(123.8)	(261.3)	(240.1)
Unallocable income tax expense	(2.4)	(2.0)	(4.7)	(4.2)
Net income	$231.9	$365.1	$572.8	$592.5
Net income attributable to noncontrolling interests	(1.4)	(3.9)	(4.5)	(6.0)
Net income attributable to KMP	$230.5	$361.2	$568.3	$586.5
General Partner’s interest in net income(d)	$292.2	$92.5	$572.8	$341.7
Limited Partners’ interest in net income (loss)	$(61.7)	$268.7	$(4.5)	$244.8
____________
(a)	Includes revenues, earnings from equity investments, allocable interest income and other, net, less operating expenses, allocable income taxes and other expense (income).
(b)
Three and six month 2011 amounts include $165.0 million increase in expense associated with rate case liability adjustments. Six month 2010 amount includes a $158.0 million increase in expense associated with rate case liability adjustments.

(c)
Six month 2011 amount includes $87.1 million allocated to KMP from KMI related to a special bonus expense to non-senior management employees; however, KMP does not have any obligation, nor does KMP expect to pay any amounts related to this expense.

(d)	Three and six month 2010 amounts include a reduction of the incentive of $168.3 million from the ICT Distribution (see Note 5 of the accompanying Notes to Consolidated Financial Statements).

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

Kinder Morgan Management, LLC Form 10-Q

Recent Accounting Pronouncements

Please refer to Note 8 “Recent Accounting Pronouncements” to our consolidated financial statements included elsewhere in this report for information concerning recent accounting pronouncements.

Information Regarding Forward-Looking Statements

This report includes forward-looking statements. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. They use words such as “anticipate,” “believe,” “intend,” “plan,” “projection,” “forecast,” “strategy,” “position,” “continue,” “estimate,” “expect,” “may,” or the negative of those terms or other variations of them or comparable terminology. In particular, statements, express or implied, concerning future actions, conditions or events, future operating results or the ability to generate sales, income or cash flow, or to pay dividends or to make distributions are forward-looking statements. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Future actions, conditions or events and future results of our operations and those of KMP may differ materially from those expressed in these forward-looking statements. Please see “Information Regarding Forward-Looking Statements” for KMP included in its Quarterly Report on Form 10-Q for the quarter ended June 30, 2011. Many of the factors that will determine these results are beyond our ability to control or predict. Specific factors that could cause actual results to differ from those in the forward-looking statements include:

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

•
changes in accounting standards that impact the measurement of KMP’s or our results of operations, the timing of when such measurements are to be made and recorded, and the disclosures surrounding these activities;

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

•	interruptions of electric power supply to KMP’s facilities due to natural disasters, power shortages, strikes, riots, terrorism, war or other causes;

Kinder Morgan Management, LLC Form 10-Q

•	our or KMP’s ability to obtain insurance coverage without significant levels of self-retention of risk;

•	acts of nature, accidents, sabotage, terrorism or other similar acts causing damage greater than KMP’s insurance coverage limits;

•	capital and credit markets conditions, inflation and interest rates;

•	the political and economic stability of the oil producing nations of the world;

•	national, international, regional and local economic, competitive and regulatory conditions and developments;

•	KMP’s ability to achieve cost savings and revenue growth;

•	foreign exchange fluctuations;

•	the timing and extent of changes in commodity prices for oil, natural gas, electricity and certain agricultural products;

•
the extent of KMP’s success in discovering, developing and producing oil and gas reserves, including the risks inherent in exploration and development drilling, well completion and other development activities;

•	engineering and mechanical or technological difficulties that KMP may experience with operational equipment, in well completions and workovers, and in drilling new wells;

•	the uncertainty inherent in estimating future oil and natural gas production or reserves that KMP may experience;

•	KMP’s ability to complete expansion projects on time and on budget;

•	the timing and success of KMP’s business development efforts; and

•	unfavorable results of litigation and the fruition of contingencies referred to in KMP’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

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

Item 4.  Controls and Procedures.

As of June 30, 2011, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit

Kinder Morgan Management, LLC Form 10-Q

under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There has been no change in our internal control over financial reporting during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  (Removed and Reserved)

Item 5.  Other Information.

On July 20, 2011, C. Berdon Lawrence resigned from our and Kinder Morgan G.P., Inc.’s boards of directors.  Mr. Lawrence resigned because of an investment he made in a small family business that transacts certain terminal-related business with KMP.  On the same date, Mr. Ted A. Gardner was elected as a director of our and Kinder Morgan G.P., Inc.’s boards to fill the vacancy left by Mr. Lawrence.  Mr. Gardner also was appointed to serve on the audit committee, compensation committee, and nomination and governance committee of our and Kinder Morgan G.P., Inc.’s boards.  Since 2005, Mr. Gardner has been a managing partner of Silverhawk Capital Partners in Charlotte, North Carolina.  Formerly, he was a director of Kinder Morgan, Inc. from 1999 to 2007, and was a director of Encore Acquisition Company from 2001 to 2010.  Mr. Gardner is currently a director of Summit Materials Holdings and Spartan Energy Partners.

There are no arrangements between Mr. Gardner and any other persons pursuant to which Mr. Gardner was appointed as a director.  Mr. Gardner has no family relationship with any of our directors or executive officers or the directors or executive officers of KMP or Kinder Morgan G.P., Inc.  Mr. Gardner has no direct or indirect material interest in any transaction or proposed transaction required to be reported under Section 404(a) of Regulation S-K.  Mr. Gardner will receive compensation for his service as a director consistent with the compensation policy for our and Kinder Morgan G.P., Inc.’s non-management directors. Non-management director annual compensation is $180,000, which the directors may elect to receive in either cash, KMP common units or a combination thereof.

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

KINDER MORGAN MANAGEMENT, LLC (Registrant)
August 1, 2011	/s/ Kimberly A. Dang
Kimberly A. Dang Vice President and Chief Financial Officer (principal financial and accounting officer)