Form 10-Q/A
period 2011-08-16
KINDER MORGAN MANAGEMENT LLC
filed 2011-08-17
CIK 1135017

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

Kinder Morgan Management, LLC Form 10-Q

Explanatory Note

The purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2011, as filed with the Securities and Exchange Commission on August 1, 2011, is to furnish Exhibit 101 to the Form 10-Q as required by Rule 405 of Regulation S-T.  As permitted by Rule 405, we have 30 days from the filing date of our Form 10-Q to file this exhibit, which provides the following items from our Form 10-Q formatted in Extensible Business Reporting Language (XBRL): (i) our unaudited Consolidated Statements of Income; (ii) our unaudited Consolidated Balance Sheets; (iii) our unaudited Consolidated Statements of Cash Flows; and (iv) the notes to our unaudited Consolidated Financial Statements.

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
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) our Consolidated Statements of Income for the three and six months ended June 30, 2011 and 2010; (ii) our Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010; (iii) our Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010; and (iv) the notes to our Consolidated Financial Statements.

Kinder Morgan Management, LLC Form 10-Q

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINDER MORGAN MANAGEMENT, LLC (Registrant)
August 16, 2011	/s/ Kimberly A. Dang
Kimberly A. Dang Vice President and Chief Financial Officer (principal financial and accounting officer)