Form 10-Q
period 2011-09-30
KINDER MORGAN MANAGEMENT LLC
filed 2011-11-02
CIK 1135017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

F O R M 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011
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

The number of shares outstanding for each of the registrant’s classes of common equity, as of October 31, 2011 was two voting shares and 96,807,606 listed shares.

Kinder Morgan Management, LLC Form 10-Q

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY

Kinder Morgan Management, LLC Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(In Millions Except Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Equity in earnings (loss) of Kinder Morgan Energy Partners, L.P.	$(24.9)	$13.5	$(29.7)	$80.7
Income tax (benefit) expense	(9.9)	4.7	(11.4)	29.1

Net Income (Loss)	$(15.0)	$8.8	$(18.3)	$51.6

Earnings (Loss) per Share
Basic	$(0.16)	$0.10	$(0.19)	$0.59
Diluted	$(0.16)	$0.10	$(0.19)	$0.59

Number of shares used in computing Earnings (Loss) per Share
Basic	96.0	89.5	94.4	88.0
Diluted	96.0	89.5	94.4	88.0

The accompanying notes are an integral part of these consolidated financial statements.

Kinder Morgan Management, LLC Form 10-Q

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In Millions Except Shares)

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS

Current assets
Accounts receivable, related party	$13.6	$10.1
Other current assets	0.6	0.4
Total current assets	14.2	10.5

Investment in Kinder Morgan Energy Partners, L.P.	2,702.0	2,673.3

Total Assets	$2,716.2	$2,683.8

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$2.9	$2.8
Accrued other current liabilities	11.2	7.6
Total current liabilities	14.1	10.4

Deferred income taxes	211.4	201.7

Shareholders’ Equity
Voting shares - unlimited authorized; 2 voting shares issued and outstanding	0.1	0.1
Listed shares - unlimited authorized; 96,807,606 and 91,907,985 listed shares issued and outstanding, respectively	3,646.2	3,339.7
Retained deficit	(1,173.4)	(848.6)
Accumulated other comprehensive loss	17.8	(19.5)
Total Shareholders’ Equity	2,490.7	2,471.7

Total Liabilities and Shareholders’ Equity	$2,716.2	$2,683.8

The accompanying notes are an integral part of these consolidated financial statements.

Kinder Morgan Management, LLC Form 10-Q

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Millions)
(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash Flows From Operating Activities
Net income (loss)	$(18.3)	$51.6
Adjustments to reconcile net income to net cash flows from operating activities
Deferred income taxes	(11.4)	29.1
Equity in loss (earnings) of Kinder Morgan Energy Partners, L.P.	29.7	(80.7)
Changes in components of working capital
Accounts receivable, related party	(3.5)	4.1
Other current assets	(0.2)	0.6
Accounts payable	0.1	(1.1)
Accrued other current liabilities	3.6	(3.6)
Net Cash Provided by Operating Activities	-	-

Cash Flows From Investing Activities
Purchase of i-units of Kinder Morgan Energy Partners, L.P.	-	-
Net Cash Used in Investing Activities	-	-

Cash Flows From Financing Activities
Shares issued	-	-
Net Cash Provided by Financing Activities	-	-

Net Increase in Cash and Cash Equivalents	-	-
Cash and Cash Equivalents, beginning of period	-	-
Cash and Cash Equivalents, end of period	$-	$-

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

Subsequent Event

On October 16, 2011, KMI and El Paso Corporation (EP) announced a definitive agreement whereby KMI will acquire all of the outstanding shares of EP in a transaction that will create an enterprise valued at approximately $94 billion (sum of market equity value and debt outstanding) which owns and/or operates 80,000 miles of pipelines.  The total purchase price, including the assumption of debt outstanding at both EP and El Paso Pipeline Partners, L.P. (EPB), is approximately $38 billion.  EP owns a 42% limited partner interest and the 2% general partner interest in EPB.  The transaction is expected to close in the second quarter of 2012 and is subject to customary regulatory approvals.

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

The consolidated financial statements reflect normal adjustments, and also recurring adjustments that are, in the opinion of management, necessary for a fair statement of our financial results for the interim periods.  You should read these interim consolidated financial statements in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2010 (2010 Form 10-K), KMP’s Annual Report on Form 10-K for the year ended December 31, 2010 (KMP 2010 Form 10-K), KMP’s Amended Annual Report on Form 10-K/A for the year ended December 31, 2010 (KMP 2010 Form 10-K/A) and KMP’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

Accounting for Investments in KMP

We use the equity method of accounting for our investment in KMP, a publicly traded limited partnership, and its common units are traded on the New York Stock Exchange under the symbol “KMP.” We record, in the period in which it is earned, our share of the earnings of KMP attributable to the i-units we own.  We receive distributions from KMP in the form of additional i-units, which increase the number of i-units we own.  We issue additional shares (or fractions

Kinder Morgan Management, LLC Form 10-Q

thereof) to our existing shareholders in an amount equal to the additional i-units received from KMP.  At September 30, 2011, through our ownership of KMP i-units, we owned approximately 29.1% of all of KMP’s outstanding limited partner interests.

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

	Share Distributions
	Shares Distributed Per Outstanding Share	Equivalent Distribution Value Per Share(a)	Total Number of Additional Shares Distributed
Distribution Date
February 14, 2011	0.017393	$1.13	1,598,556
May 13, 2011	0.017102	$1.14	1,599,149
August 12, 2011	0.017895	$1.15	1,701,916
November 14, 2011(b)	0.017579	$1.16	1,701,781 (c)
__________
(a)
This is the cash distribution paid to each common unit of KMP during the quarter indicated and is used to calculate our distribution of shares as discussed above. Because of this calculation, the market value of the shares distributed on the date of distribution may be less or more than the cash distribution per common unit of KMP.

(b)	Distribution declared on October 16, 2011 and payable to shareholders of record as of October 31, 2011.
(c)
Distribution determined by dividing $1.16, the cash amount to be distributed per KMP common unit by $65.986, the average of our shares’ closing market prices from October 13-26, 2011, the ten consecutive trading days preceding the date on which our shares began to trade ex-dividend under the rules of the New York Stock Exchange.

4.   Business Activities and Related Party Transactions

We do not receive a fee for our services under the delegation of control agreement, nor do we receive any margin or profit when we are reimbursed for expenses incurred. We incurred, on behalf of KMP, approximately $72.0 million and $215.9 million of expenses during the three and nine months ended September 30, 2011, respectively, and approximately $69.4 million and $220.4 million of expenses during the three and nine months ended September 30, 2010, respectively.  The expense reimbursements by KMP to us are accounted for as a reduction to the expense incurred by us.  At September 30, 2011 and December 31, 2010, $13.6 million and $10.1 million, respectively, primarily receivables from KMP, are recorded in the caption “Accounts receivable, related party” in the accompanying interim Consolidated Balance Sheets.

One of our affiliates provides, and incurs expense with respect to, payroll services to KMP. These expenses are reimbursed by KMP at cost.  These expenses totaled approximately $104.6 million and $294.1 million during the three and nine months ended September 30, 2011, respectively, and $96.7 million and $291.3 million during the three and nine months ended September 30, 2010, respectively.

Kinder Morgan Management, LLC Form 10-Q

5.   Summarized Income Statement Information for KMP

Following is summarized income statement information for KMP (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues	$2,195.1	$2,060.0	$6,207.2	$6,151.1
Operating costs, expenses and other(a)(b)(c)	1,746.2	1,652.7	5,059.0	5,012.3
Operating income	$448.9	$407.3	$1,148.2	$1,138.8

Net income	$216.3	$322.4	$789.1	$914.9

Net income attributable to KMP	$214.5	$320.8	$782.8	$907.3

General Partner’s interest in net income(d)	$298.2	$267.3	$871.0	$609.0

Limited Partners’ interest in net income(loss)	$(83.7)	$53.5	$(88.2)	$298.3
____________
(a)
Three month 2011 amount includes an increase in expense of $69.3 million primarily related to an adverse tentative court decision on the amount of rights-of-way lease payment obligations (amounts included in the $69.3 million relate to periods prior to 2011). Nine month 2011 amount includes an increase in expense of $234.3 million, primarily associated with adjustments to rate case reserves and rights-of-way lease payment obligations. Nine month 2010 amount includes a $158.0 million increase in expense associated with rate case liability adjustments.

(b)	Three and nine month 2011 amounts include a $167.2 million loss from the remeasurement of KMP’s previously held 50% equity interest in KinderHawk Field Services LLC (KinderHawk) to fair value.
(c)
Nine month 2011 amount includes $87.1 million allocated to KMP from KMI related to a special bonus expense to non-senior management employees; however, we and KMP do not have any obligation, nor did we or KMP pay any amounts related to this expense.

(d)
Three and nine month 2011 amounts include a waived incentive of $7.2 million and $21.4 million, respectively, related to KMP equity issued to finance its May 2010 acquisition of a 50% interest in KinderHawk’s natural gas gathering and treating business. Three and nine month 2010 amounts include a waived incentive of $5.8 million and $11.1 million, respectively, related to KMP equity issued to finance its acquisition of a 50% interest in KinderHawk. Nine month 2010 amount also includes a reduction of incentive of $168.3 million resulting from the ICT Distribution (see following).

Our net (loss) income for the three and nine months ended September 30, 2011 was $(15.0) million and $(18.3) million, respectively, and $8.8 million and $51.6 million for the three and nine months ended September 30, 2010, respectively.

Our net loss for the three months ended September 30, 2011 includes $12.5 million, net of income tax, for our share of KMP’s $69.3 million increase in expense primarily related to an adverse tentative court decision on the amount of rights-of-way lease payment obligations (amounts included in the $69.3 million relate to periods prior to 2011). Our net loss for the nine months ended September 30, 2011 includes $42.7 million, net of income tax, for our share of KMP’s $234.3 million increase in expense primarily associated with adjustments to rate case reserves and rights-of-way lease payment obligations. Our net loss for the three and nine months ended September 30, 2011 also includes $30.3 million, net of income tax, for our share of KMP’s $167.2 million loss from the remeasurement of its previously held 50% equity interest in KinderHawk to fair value. Additionally, our net loss for the nine months ended September 30, 2011 includes a reduction of $15.2 million representing our share of KMP’s $87.1 million special bonus described in footnote (c) to the table above.

Our net income for the nine months ended September 30, 2010 includes (i) a reduction of $29.0 million, representing our share of KMP’s $158.0 million expense associated with rate case liability adjustments, net of income taxes; and (ii) a $30.8 million after-tax increase due to higher KMP limited partners net income as a result of the $168.3 million decrease in the general partners incentive resulting from an interim capital transaction (ICT Distribution). Under an ICT Distribution, KMP’s general partner receives no incentive distribution. Please see Note 5 of the accompanying Notes to Consolidated Financial Statements in KMP’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 for a further description of this ICT Distribution. This information should be read in conjunction with the KMP 2010 Form 10-K/A.

Kinder Morgan Management, LLC Form 10-Q

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

6.   Comprehensive Income

Our comprehensive income, which differs from our net income (loss) solely due to our equity in the other comprehensive income of KMP is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income (loss)	$(15.0)	$8.8	$(18.3)	$51.6
Other comprehensive income (loss), net of tax
Change in fair value of derivatives utilized for hedging purposes (net of tax expense (benefit) of $22.4, $(5.0), $16.8 and $4.7, respectively)	39.9	(8.7)	29.8	8.4
Reclassification of change in fair value of derivatives to net income (net of tax expense of $3.0, $2.6, $11.0 and $7.4, respectively)	5.0	4.5	19.4	13.1
Foreign currency translation adjustments (net of tax expense (benefit) of $(9.5), $3.7, $(5.9) and $2.0, respectively)	(16.9)	6.6	(10.5)	3.6
Adjustments to pension and other postretirement benefit plan liabilities (net of tax benefit of $-, $-, $0.8 and $0.1, respectively)	-	-	(1.4)	(0.2)
Total other comprehensive income	28.0	2.4	37.3	24.9
Comprehensive income	$13.0	$11.2	$19.0	$76.5

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

Income taxes included in our interim consolidated statements of income are as follows (in millions, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Income tax (benefit) expense	$(9.9)	$4.7	$(11.4)	$29.1
Effective tax rate	39.8%	35.4%	38.4%	36.1%

For the three and nine months ended September 30, 2011, our effective tax rate was higher than the statutory federal rate of 35% primarily due to an increase in our share of non-deductible goodwill associated with our investment in KMP and state income taxes. For the three months ended September 30, 2010, our effective tax rate was higher than the statutory federal rate of 35% primarily due to state income taxes, partially offset by an increase in our share of non-deductible goodwill associated with our investment in KMP. For the nine months ended September 30, 2010, our effective tax rate was higher than the statutory federal rate primarily due to state income taxes and an increase in our state tax rate.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

We are a publicly traded Delaware limited liability company, formed on February 14, 2001, that has elected to be treated as a corporation for federal income tax purposes. Our voting shares are owned by Kinder Morgan G.P., Inc., of which Kinder Morgan, Inc. (KMI) owns all the outstanding common equity. Kinder Morgan G.P., Inc. is the general partner of Kinder Morgan Energy Partners, L.P. (KMP).

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

Results of Operations

Our results of operations consist of the offsetting expenses and receipts associated with our managing and controlling the business and affairs of KMP and our equity in the earnings of KMP attributable to the i-units we own. At September 30, 2011, through our ownership of i-units, we owned approximately 29.1% of all of KMP’s outstanding limited partner interests. We use the equity method of accounting for our investment in KMP and record earnings as described below. Our percentage ownership in KMP changes over time upon the distribution of additional i-units to us or upon issuances of additional common units or other equity securities by KMP.

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

Kinder Morgan Management, LLC Form 10-Q

number of outstanding shares during each period presented. There are no securities outstanding that may be converted into or exercised for our shares.

For the three and nine months ended September 30, 2011, KMP reported limited partners’ interest in net income (loss) of $(83.7) million and $(88.2) million, respectively, and of $53.5 million and $298.3 million for the three and nine months ended September 30, 2010, respectively. Our net income (loss) for the three and nine months ended September 30, 2011 was $(15.0) million and $(18.3) million, respectively, and $8.8 million and $51.6 million for the three and nine months ended September 30, 2010, respectively. Following is summarized income statement information and segment earnings contribution by business segment for KMP. This information should be read in conjunction with the KMP 2010 Form 10-K, the KMP 2010 Form 10-K/A and the KMP Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

KMP

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In millions)
Segment earnings before depreciation, depletion, amortization and amortization of excess cost of equity investments(a)
Products Pipelines(b)	$102.7	$167.5	$303.9	$339.1
Natural Gas Pipelines(c)	80.8	187.3	484.7	592.9
CO2	294.8	221.5	823.2	724.1
Terminals	179.8	159.2	524.5	475.2
Kinder Morgan Canada	48.5	44.0	150.0	132.9
Total segment earnings before DD&A	706.6	779.5	2,286.3	2,264.2
Total segment depreciation, depletion and amortization	(253.4)	(224.1)	(704.6)	(674.6)
Total segment amortization of excess cost of investments	(1.8)	(1.4)	(4.9)	(4.3)
General and administrative expenses(d)	(100.5)	(93.6)	(387.1)	(288.1)
Unallocable interest expenses, net of interest income	(132.5)	(133.8)	(393.8)	(373.9)
Unallocable income tax expense	(2.1)	(4.2)	(6.8)	(8.4)
Net income	$216.3	$322.4	$789.1	$914.9
Net income attributable to noncontrolling interests	(1.8)	(1.6)	(6.3)	(7.6)
Net income attributable to KMP	$214.5	$320.8	$782.8	$907.3
General Partner’s interest in net income(e)	$298.2	$267.3	$871.0	$609.0
Limited Partners’ interest in net income (loss)	$(83.7)	$53.5	$(88.2)	$298.3
____________
(a)	Includes revenues, earnings from equity investments, allocable interest income and other, net, less operating expenses, allocable income taxes and other expense (income).
(b)
Three month 2011 amount includes an increase in expense of $69.3 million primarily related to an adverse tentative court decision on the amount of rights-of-way lease payment obligations (amounts included in the $69.3 million relate to periods prior to 2011). Nine month 2011 amount includes an increase in expense of $234.3 million, primarily associated with adjustments to rate case reserves and rights-of-way lease payment obligations. Nine month 2010 amount includes a $158.0 million increase in expense associated with rate case liability adjustments.

(c)	Three and nine month 2011 amounts include a $167.2 million loss from the remeasurement of KMP’s previously held 50% equity interest in KinderHawk Field Services LLC (KinderHawk) to fair value.
(d)
Nine month 2011 amount includes $87.1 million allocated to KMP from KMI related to a special bonus expense to non-senior management employees; however, we and KMP do not have any obligation, nor did we or KMP pay any amounts related to this expense.

(e)
Three and nine month 2011 amounts include a waived incentive of $7.2 million and $21.4 million, respectively, related to KMP equity issued to finance its May 2010 acquisition of a 50% interest in KinderHawk’s natural gas gathering and treating business. Three and nine month 2010 amounts include a waived incentive of $5.8 million and $11.1 million, respectively, related to KMP equity issued to finance its acquisition of a 50% interest in KinderHawk. Nine month 2010 amount also includes a reduction of incentive of $168.3 million resulting from the ICT Distribution (see Note 5 of the accompanying Notes to the Consolidated Financial Statements).

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

Information Regarding Forward-Looking Statements

This report includes forward-looking statements. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. They use words such as “anticipate,” “believe,” “intend,” “plan,” “projection,” “forecast,” “strategy,” “position,” “continue,” “estimate,” “expect,” “may,” or the negative of those terms or other variations of them or comparable terminology. In particular, statements, express or implied, concerning future actions, conditions or events, future operating results or the ability to generate sales, income or cash flow, or to pay dividends or to make distributions are forward-looking statements. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Future actions, conditions or events and future results of our operations and those of KMP may differ materially from those expressed in these forward-looking statements. Please see “Information Regarding Forward-Looking Statements” for KMP included in its Quarterly Report on Form 10-Q for the quarter ended September 30, 2011. Many of the factors that will determine these results are beyond our ability to control or predict. Specific factors that could cause actual results to differ from those in the forward-looking statements include:

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

Kinder Morgan Management, LLC Form 10-Q

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

•	engineering and mechanical or technological difficulties that KMP may experience with operational equipment, in well completions and workovers, and in drilling new wells;

•	the uncertainty inherent in estimating future oil and natural gas production or reserves that KMP may experience;

•	KMP’s ability to complete expansion projects on time and on budget;

•	the timing and success of KMP’s business development efforts; and

•	unfavorable results of litigation and the fruition of contingencies referred to in KMP’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

The foregoing list should not be construed to be exhaustive. We believe the forward-looking statements in this report are reasonable. However, there is no assurance that any of the actions, events or results of the forward-looking statements

Kinder Morgan Management, LLC Form 10-Q

will occur, or if any of them do, what impact they will have on our results of operations or financial condition. Because of these uncertainties, you should not put undue reliance on any forward-looking statements.

See Part I, Item 1A “Risk Factors” of our 2010 Form 10-K for a more detailed description of these and other factors that may affect the forward-looking statements. When considering forward-looking statements, one should keep in mind the risk factors described in our 2010 Form 10-K and the KMP 2010 Form 10-K. The risk factors could cause our actual results to differ materially from those contained in any forward-looking statement. We disclaim any obligation, other than as required by applicable law, to update the above list or to announce publicly the result of any revisions to any of the forward-looking statements to reflect future events or developments.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The nature of our business and operations is such that no activities or transactions of the type requiring discussion under this item are conducted or entered into.

Item 4.  Controls and Procedures.

     As of September 30, 2011, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There has been no change in our internal control over financial reporting during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) our Consolidated Statements of Income for the three and nine months ended September 30, 2011 and 2010; (ii) our Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010; (iii) our Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010; and (iv) the notes to our Consolidated Financial Statements.

Kinder Morgan Management, LLC Form 10-Q

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINDER MORGAN MANAGEMENT, LLC (Registrant)
November 1, 2011	/s/ Kimberly A. Dang
Kimberly A. Dang Vice President and Chief Financial Officer (principal financial and accounting officer)