Form 10-K
KINDER MORGAN MANAGEMENT LLC
filed 2012-02-22
CIK 1135017

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on closing prices in the daily composite list for transactions on the New York Stock Exchange on June 30, 2011 was approximately $5,324,397,201.  The number of shares outstanding for each of the registrant’s classes of common equity, as of January 31, 2012 was two voting shares and 98,509,387 listed shares.

DOCUMENTS INCORPORATED BY REFERENCE

Annual Report on Form 10-K of Kinder Morgan Energy Partners, L.P. for the year ended December 31, 2011.

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

We are a publicly traded Delaware limited liability company that was formed on February 14, 2001. We are a limited partner in Kinder Morgan Energy Partners, L.P (KMP), and manage and control its business and affairs pursuant to a delegation of control agreement. Our success is dependent upon our operation and management of KMP and its resulting performance. Therefore, we have included KMP’s Annual Report on Form 10-K for the year ended December 31, 2011 in this filing as Exhibit 99.1 and incorporated such Form 10-K herein by reference. Pursuant to the delegation of control agreement among Kinder Morgan G.P., Inc., KMP, KMP’s operating partnerships and us (as the agreement was amended effective May 30, 2007):

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

–
dissolve or liquidate KMP, or, after taking into account the creditors of KMP, SFPP, L.P. or Calnev Pipe Line, L.L.C., respectively, allow KMP, SFPP, L.P. or Calnev Pipe Line, L.L.C. to take any of the following actions: (a) institute proceedings to be adjudicated bankrupt or insolvent, or (b) consent in writing to the institution of bankruptcy or insolvency proceedings against it, or (c) file a petition seeking or consenting to reorganization or relief under any applicable federal or state law relating to bankruptcy, or (d) consent in writing to the appointment of a receiver, liquidator, assignee, trustee, sequestrator (or other similar official) of KMP, SFPP, L.P. or Calnev Pipe Line, L.L.C. or a substantial part of their respective property, or (e) make any assignment for the benefit of its creditors, or (f) except as required by law, admit in writing its inability to pay its respective debts generally as they become due,

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

The delegation of control agreement will continue in effect until either Kinder Morgan G.P., Inc. has withdrawn or been removed as the general partner of KMP or all of our shares are owned by Kinder Morgan, Inc. and its affiliates. The partnership agreement of KMP recognizes the delegation of control agreement. The delegation of control agreement also applies to the operating partnerships of KMP and their partnership agreements.

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

Items 1 and 2. Business and Properties.	Kinder Morgan Management, LLC Form 10-K

We have no properties. Our assets consist of a small amount of working capital and the i-units that we own.

We have no employees. For more information, see Note 4 of the notes to our consolidated financial statements and KMP’s Annual Report on Form 10-K for the year ended December 31, 2011, included in this filing as Exhibit 99.1 and incorporated herein by reference.

We make available free of charge on or through our Internet website, at http://www.kindermorgan.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC). The information contained on or connected to our Internet website is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that we file with or furnish to the SEC.

Kinder Morgan, Inc.’s Initial Public Offering

On February 10, 2011, Kinder Morgan Holdco LLC converted from a Delaware limited liability company to a Delaware corporation.  Kinder Morgan Holdco LLC was renamed Kinder Morgan, Inc., and its subsidiary formerly known as Kinder Morgan, Inc. was renamed Kinder Morgan Kansas, Inc., which are referred to in this report as KMI and KMK, respectively. On February 16, 2011, KMI completed an initial public offering, of its common stock.  Prior to the closing of the initial public offering its outstanding units were converted into shares of its capital stock.  All of the common stock that was sold in the offering was sold by its existing investors consisting of funds advised by or affiliated with Goldman Sachs & Co., Highstar Capital LP, The Carlyle Group and Riverstone Holdings LLC. No members of management sold shares in the offering, and KMI did not receive any proceeds from the offering.

KMI’s Acquisition of El Paso Corporation

On October 16, 2011, KMI and El Paso Corporation announced a definitive agreement whereby KMI will acquire all of the outstanding shares of El Paso in a transaction that would, as of the announcement date, create an energy company that would have an enterprise value of approximately $94 billion and would own an interest in approximately 80,000 miles of pipelines.  As of the announcement date, the total purchase price was approximately $38 billion, which included the assumption of debt outstanding at both El Paso Corporation and El Paso Pipeline Partners, L.P.  El Paso Corporation owns a 42% limited partner interest and the 2% general partner interest in El Paso Pipeline Partners, L.P.  The transaction is expected to close in the second quarter of 2012 and is subject to customary regulatory approvals.

Item 1A.  Risk Factors

You should carefully consider the risks described below, in addition to the other information contained in this document. Realization of any of the following risks could have a material adverse effect on our business, financial condition, cash flows and results of operations.

Because our only significant assets are the i-units issued by KMP, our success is dependent solely upon our operation and management of KMP and its resulting performance. We are a limited partner in KMP. In the event that KMP decreases its cash distributions to its common unitholders, distributions of i-units on the i-units that we own will decrease correspondingly, and distributions of additional shares to owners of our shares will decrease as well. The risk factors that affect KMP also affect us; see “Risk Factors” within KMP’s Annual Report on Form 10-K for the year ended December 31, 2011, included in this filing as Exhibit 99.1 and incorporated herein by reference.

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

Item 1A. Risk Factors (continued)	Kinder Morgan Management, LLC Form 10-K

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

Despite the fact that KMP is a limited partnership under Delaware law, it is possible under certain circumstances for such an entity to be treated as a corporation for U.S. federal income tax purposes.  If KMP were to be treated as a corporation for U.S. federal income tax purposes, it would pay U.S. federal income tax on its taxable income at the corporate tax rate, which is currently a maximum of 35%, and would pay state income taxes at varying rates.  Distributions to us would generally be taxed again as corporate distributions, and no income, gains, losses or deductions would flow through to our shareholders.  Because a tax would be imposed upon KMP as a corporation, the cash available for distribution to KMP common unitholders would be substantially reduced, which would reduce the values of i-units distributed quarterly to us and our shares distributed quarterly to our shareholders. Therefore, treatment of KMP as a corporation would result in a material reduction in the anticipated after-tax return to us, likely causing a substantial reduction in the number of shares we distribute, and in the value of our shares.

Current law or KMP’s business may change so as to cause KMP to be treated as a corporation for U.S. federal income tax purposes or otherwise subject KMP to a material amount of entity-level taxation.  Members of Congress are considering substantive changes to the existing U.S. federal income tax laws that could affect the tax treatment of certain publicly-traded partnerships.  For example, federal income tax legislation recently has been considered by Congress that would eliminate partnership tax treatment for certain publicly-traded partnerships. Although the legislation most recently considered by Congress would not appear to affect KMP’s tax treatment as a partnership for U.S. federal income tax purposes, we are unable to predict whether any other proposals will ultimately be enacted.  Any such changes could negatively impact the value of an investment in our shares.

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

As an owner of i-units, we may not receive value equivalent to the common unit value for our i-unit interest in KMP if KMP is liquidated. As a result, a shareholder may receive less per share in our liquidation than is received by an owner of a common unit in a liquidation of KMP. If KMP is liquidated and KMI does not satisfy its obligation to purchase our shares, which is triggered by a liquidation, then the value of our shares will depend on the after-tax amount of the liquidating distribution received by us as the owner of i-units. The terms of the i-units provide that no allocations of income, gain, loss or deduction will be made in respect of the i-units until such time as there is a liquidation of KMP.  If there is a liquidation of KMP, it is intended that we will receive allocations of income and gain in an amount necessary for the capital account attributable to each i-unit to be equal to that of a common unit. As a result, we will likely realize taxable income upon the liquidation of KMP. However, there may not be sufficient amounts of income and gain to cause the capital account attributable to each i-unit to be equal to that of a common unit. If they are not equal, we, and therefore our shareholders, will receive less value than would be received by an owner of common units.

Further, the tax indemnity provided to us by KMI only indemnifies us for our tax liabilities to the extent we have not received sufficient cash in the transaction generating the tax liability to pay the associated tax. Prior to any liquidation of KMP, we do not expect to receive cash in a taxable transaction. If a liquidation of KMP occurs, however, we likely would receive cash which would need to be used at least in part to pay taxes. As a result, our residual value and the value of our shares likely will be less than the value of the common units upon the liquidation of KMP.

Our management and control of the business and affairs of KMP and its operating partnerships could result in our being liable for obligations to third parties who transact business with KMP and its operating partnerships and to whom we held ourselves out as a general partner. We also could be responsible for environmental costs and liabilities

Item 1A. Risk Factors (continued)	Kinder Morgan Management, LLC Form 10-K

associated with KMP’s assets in the event that it is not able to perform all of its obligations under environmental laws. KMP may not be able to reimburse or indemnify us as a result of its insolvency or bankruptcy. The primary adverse impact of that insolvency or bankruptcy on us would be the decline in or elimination of the value of our i-units, which are our only significant assets. Assuming under these circumstances that we have some residual value in our i-units, a direct claim by creditors of KMP against us could further reduce our net asset value and cause us also to declare bankruptcy. Another risk with respect to third party claims will occur, however, under the circumstances when KMP is financially able to pay us, but for some other reason does not reimburse or indemnify us. For example, to the extent that KMP fails to satisfy any environmental liabilities for which it is responsible, we could be held liable under environmental laws. For additional information, see the following risk factor.

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

If in the future we cease to manage and control the business and affairs of KMP, we may be deemed to be an investment company for purposes of the Investment Company Act of 1940. In that event, we would either have to register as an investment company under the Investment Company Act, obtain exemptive relief from the SEC, or modify our organizational structure or our contract rights to fall outside the definition of an investment company. Registering as an investment company could, among other things, materially limit our ability to engage in transactions with our affiliates, including the purchase and sale of certain securities or other property to or from our affiliates, restrict our ability to borrow funds or engage in other transactions involving leverage, and require us to add directors who are independent of us or our affiliates.

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

Our shares are subject to optional and mandatory purchase provisions which could result in our shareholders having to sell our shares at a time or price they do not like and could result in a taxable event to our shareholders. If either of the optional purchase rights are exercised by KMI, or if there is a mandatory purchase event, our shareholders will be required to sell our shares at a time or price that may be undesirable, and could receive less than they paid for our shares. Any sale of our shares for cash, to KMI or otherwise, will be a taxable transaction to the owner of the shares sold. Accordingly, a gain or loss will be recognized on the sale equal to the difference between the cash received and the owner’s tax basis in the shares sold.

Our board of directors has the power to change the terms of the shares in ways our board determines, in its sole discretion, are not materially adverse to the owners of our shares. Our shareholders may not like the changes, and even if

Item 1A. Risk Factors (continued)	Kinder Morgan Management, LLC Form 10-K

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

KMI may be unable to purchase shares upon the occurrence of the mandatory purchase events, resulting in a loss in value of our shares. The satisfaction of the obligation of KMI to purchase shares following a purchase event is dependent on its financial ability to meet its obligations. There is no requirement for KMI to secure its obligation or comply with financial covenants to ensure its performance of these obligations. If KMI is unable to meet its obligations upon the occurrence of a mandatory purchase event, shareholders may not receive cash for our shares.

There is a potential for change of control if KMI defaults on debt. KMI indirectly owns all of the outstanding common equity of the general partner of KMP. If KMI defaults on its debt, in exercising their rights as lenders, KMI’s lenders could acquire control of the general partner of KMP or otherwise influence the general partner of KMP through control of KMI.

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

Our limited liability company agreement restricts or eliminates a number of the fiduciary duties that would otherwise be owed by our board of directors to our shareholders, and the partnership agreement of KMP restricts or eliminates a number of the fiduciary duties that would otherwise be owed by the general partner to the unitholders. Modifications of state law standards of fiduciary duties may significantly limit the ability of our shareholders and KMP unitholders to successfully challenge the actions of our board of directors and the general partner of KMP, respectively, in the event of a breach of their fiduciary duties. These state law standards include the duties of care and loyalty. The duty of loyalty, in the absence of a provision in the limited liability company agreement or the limited partnership agreement to the contrary, would generally prohibit our board of directors or the general partner of KMP from taking any action or engaging in any transaction as to which it has a conflict of interest. Our limited liability company agreement and the limited partnership agreement of KMP contain provisions that prohibit our shareholders and the limited partners, respectively, from advancing claims that otherwise might raise issues as to compliance with fiduciary duties or applicable law. For example, the limited partnership agreement of KMP provides that the general partner of KMP may take into account the interests of parties other than KMP in resolving conflicts of interest. Further, it provides that in the absence of bad faith by the general partner of KMP the resolution of a conflict by the general partner will not be a breach of any duty. The provisions relating to the general partner of KMP apply equally to us as its delegate. Our limited liability company agreement provides that none of our directors or officers will be liable to us or any other person for any acts or omissions if they acted in good faith.

A person or group owning 20% or more of the aggregate number of issued and outstanding KMP common units and our shares, other than KMI and its affiliates, may not vote common units or shares; as a result, you are less likely to receive a premium for your shares in a hostile takeover. Any common units and shares owned by a person or group that owns 20% or more of the aggregate number of issued and outstanding common units and shares cannot be voted. This limitation does not apply to KMI and its affiliates. This provision may:

▪	discourage a person or group from attempting to take over control of us or KMP; and

Item 1A. Risk Factors, continued	Kinder Morgan Management, LLC Form 10-K

▪	reduce the prices at which the common units and our shares will trade under certain circumstances.

For example, a third party will probably not attempt to remove the general partner of KMP and take over our management of KMP by making a tender offer for the common units at a price above their trading market price.

Item 1B.	Unresolved Staff Comments.

None.

Item 3.	Legal Proceedings.

We are not a party to any litigation.

Item 4.

N/A

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

	Price Range		Shares Distributed Per Outstanding	Equivalent Distribution Value	Total Number of Additional Shares
	Low	High	Share	Per Share(a)	Distributed
2011
First Quarter	$62.18	$67.56	0.017102	$1.14	1,599,149
Second Quarter	61.80	68.74	0.017895	1.15	1,701,916
Third Quarter	54.07	66.86	0.017579	1.16	1,701,781
Fourth Quarter	55.81	78.68	0.014863	1.16	1,464,145

2010
First Quarter	$52.13	$58.97	0.017863	$1.07	1,556,130
Second Quarter	50.67	61.00	0.018336	1.09	1,625,869
Third Quarter	55.08	61.72	0.017844	1.11	1,611,255
Fourth Quarter	60.21	67.00	0.017393	1.13	1,598,556
__________

(a)
This is the cash distribution per common unit declared by KMP for the quarter indicated and is used to calculate our distribution of shares as discussed below. Because of this calculation, the market value of the shares distributed on the date of distribution may be less or more than the cash distribution per common unit of KMP.

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

As of January 31, 2012, there were approximately 97,550 holders of our listed shares (based on the number of record holders and individual participants in security position listings).

There were no sales of unregistered equity securities during the periods covered by this report. We did not repurchase any shares during 2011.  For information regarding our equity compensation plans, refer to Item 12, included elsewhere herein.

Kinder Morgan Management, LLC Form 10-K

Item 6.	Selected Financial Data.

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY
(In millions, except per share amounts)

	Post-Acquisition Basis (a)					Pre-Acquisition Basis (a)
	Year Ended December 31,				Seven Months Ended December 31,	Five Months Ended May 31,
	2011	2010	2009	2008	2007	2007
Equity in earnings (loss) of KMP.	$18.7	$118.7	$90.6	$142.2	$65.4	$(64.6)
Income tax expense (benefit)	5.6	44.3	31.6	59.0	15.0	(23.3)
Net income (loss)	$13.1	$74.4	$59.0	$83.2	$50.4	$(41.3)
Earnings (loss) per share, basic and diluted	$0.14	$0.84	$0.72	$1.11	$0.71	$(0.65)
Number of shares used in computing basic and diluted earnings per share	95.2	88.8	81.9	75.1	71.1	63.7
Equivalent distribution value per share(b)	$4.61	$4.40	$4.20	$4.02	$2.65	$0.83
Total number of additional shares distributed	6.5	6.4	7.2	6.2	3.6	1.0
Total assets at end of period	$2,732.3	$2,683.8	$2,534.7	$2,462.1	$2,213.8	$1,944.5
__________

(a)
On May 30, 2007, KMK completed a merger transaction in which investors including Richard D. Kinder, KMK’s Chairman and Chief Executive Officer, acquired all of the outstanding shares of that company, referred to as the “Going Private Transaction.” The purchase price of KMK has been “pushed-down” and allocated to the assets and liabilities of its subsidiary companies, including us. Accordingly, our post-acquisition selected financial data shown above for the periods after May 31, 2007 reflect a new basis of accounting. The selected financial data for the period ended May 31, 2007 reflect the operations of the Company prior to the acquisition. Hence, there is a blackline division on the selected financial data shown above, which is intended to signify that the amounts shown for the period prior to and periods subsequent to the acquisition are not comparable.

(b)
This is the amount of cash distributions declared and payable to each common unit of KMP for each period shown. Under the terms of our limited liability company agreement, except in connection with our liquidation, we do not pay distributions on our shares in cash but we make distributions on our shares in additional shares or fractions of shares. At the same time KMP makes a distribution on its common units and i-units, we distribute on each of our shares that fraction of a share determined by dividing the amount of the cash distribution to be made by KMP on each common unit by the average market price of a share determined for a ten-trading day period ending on the trading day immediately prior to the ex-dividend date for our shares. Because of this calculation, the market value of the shares distributed on the date of distribution may be less or more than the cash distribution per common unit of KMP.

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

On February 10, 2011, Kinder Morgan Holdco LLC converted from a Delaware limited liability company to a Delaware corporation.  Kinder Morgan Holdco LLC was renamed Kinder Morgan, Inc., and its subsidiary formerly known as Kinder Morgan, Inc. was renamed Kinder Morgan Kansas, Inc., which are referred to in this report  as KMI and KMK, respectively. On February 16, 2011, KMI completed an initial public offering of its common stock.  Prior to the closing of the initial public offering, its outstanding units were converted into shares of its capital stock.  All of the common stock that was sold in the offering was sold by its existing investors consisting of funds advised by or affiliated with Goldman Sachs & Co., Highstar Capital LP, The Carlyle Group and Riverstone Holdings LLC. No members of management sold shares in the offering, and KMI did not receive any proceeds from the offering.

On May 30, 2007, KMK completed a merger transaction with a wholly owned subsidiary of KMI in which investors including Richard D. Kinder, KMK’s Chairman and Chief Executive Officer, acquired all of the outstanding shares of KMK, referred to as “the Going Private Transaction.” The purchase price of KMK has been “pushed-down” and allocated to the assets and liabilities of its subsidiary companies, including us. Accordingly, the accompanying financial information, transactions and balances reflect the push-down of KMK’s new accounting basis arising from the Going Private Transaction to our financial statements.

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

KMP is one of the largest publicly traded pipeline limited partnerships in the United States in terms of market capitalization, and is a leading pipeline transportation and energy storage company in North America. KMP owns an interest in or operates approximately 29,000 miles of pipelines and approximately 180 terminals. KMP’s pipelines transport natural gas, refined petroleum products, crude oil, carbon dioxide and other products, and its terminals store petroleum products and chemicals and handle such products as ethanol, coal, petroleum coke and steel. KMP is also the leading provider of carbon dioxide for enhanced oil recovery projects in North America.

We are a limited partner in KMP and manage and control its business and affairs pursuant to a delegation of control agreement. Our success is dependent upon our operation and management of KMP, and its resulting performance. Therefore, we have included KMP’s Annual Report on Form 10-K for the year ended December 31, 2011 in this filing as Exhibit 99.1. The following discussion should be read in conjunction with the financial statements and related notes and the financial statements of KMP, which are included in such Form 10-K and incorporated herein by reference.

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

Results of Operations

Our results of operations consist of the offsetting expenses and receipts associated with our managing and controlling the business and affairs of KMP and our equity in the earnings of KMP attributable to the i-units we own. At December 31, 2011, through our ownership of i-units, we owned approximately 29.3% of all of KMP’s outstanding limited partner interests. We use the equity method of accounting for our investment in KMP and record earnings as described below. Our percentage ownership in KMP changes over time upon the distribution of additional i-units to us or upon issuances of additional common units or other equity securities by KMP.

Our earnings, as reported in the accompanying consolidated statements of income, represent equity in earnings of KMP, attributable to the i-units we own, reduced by a deferred income tax provision and adjusted for the purchase method of accounting push down effect on us from KMI’s Going Private Transaction. The deferred income tax provision is calculated based on the book/tax basis difference created by our recognition, under accounting principles generally accepted in the United States of America, of our share of the earnings of KMP. Our earnings per share (both basic and diluted) is our net income divided by our weighted-average number of outstanding shares during each period presented. There are no securities outstanding that may be converted into or exercised for our shares.

Notwithstanding the consolidation of KMP and its subsidiaries into KMI’s financial statements, KMI is not liable for, and its assets are not available to satisfy, the obligations of KMP and/or its subsidiaries and vice versa. Responsibility for payments of obligations reflected in KMI’s or KMP’s financial statements is a legal determination based on the entity that incurs the liability.

Following is summarized income statement information and segment earnings contribution by business segment for KMP. Additional information on KMP’s results of operation and financial position are contained in its Annual Report on Form 10-K for the year ended December 31, 2011, included in this filing as Exhibit 99.1 and incorporated herein by reference.

Kinder Morgan Energy Partners, L.P.

	Year Ended December 31,
	2011	2010	2009
		(in millions)
Segment earnings before depreciation, depletion, amortization expense and amortization of excess cost of equity investments(a)
Products Pipelines(b)	$463.1	$504.5	$584.5
Natural Gas Pipelines(c)	774.2	836.3	789.6
CO2	1,098.6	965.5	782.9
Terminals	704.5	641.3	599.0
Kinder Morgan Canada	201.6	181.6	154.5
Total segment earnings before DD&A	3,242.0	3,129.2	2,910.5
Total segment depreciation, depletion and amortization	(954.5)	(904.8)	(850.8)
Total segment amortization of excess cost of equity investments	(6.7)	(5.8)	(5.8)
General and administrative expenses(d)	(472.7)	(375.2)	(330.3)
Interest expense, net of unallocable interest income	(531.0)	(506.4)	(431.3)
Unallocable income tax expense	(8.7)	(9.9)	(8.5)
Net income	1,268.4	1,327.1	1,283.8
Net income attributable to noncontrolling interests	(10.6)	(10.8)	(16.3)
Net income attributable to KMP	$1,257.8	$1,316.3	$1,267.5

General Partner’s interest in net income(e)	$1,175.0	$884.9	$935.8

Limited Partners’ interest in net income	$82.8	$431.4	$331.7
____________

(a)
Includes revenues, earnings from equity investments, allocable interest income and other, net, less operating expenses, allocable income taxes and other expense (income). Operating expenses include natural gas purchases and other costs of sales, operations and maintenance expenses, and taxes, other than income taxes.

(b)
2011 amount includes (i) a $168.2 million increase in expense associated with rate case liability adjustments; and (ii) a $60.0 million increase in expense associated with rights-of-way lease payment liability adjustments for periods prior to 2011. 2010 amount includes a $172.0 million increase in expense associated with rate case liability adjustments.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)	Kinder Morgan Management, LLC Form 10-K

(c)	2011 amount includes a $167.2 million loss from the remeasurement of KMP’s previously held 50% equity interest in KinderHawk Field Services LLC to fair value.
(d)
2011 amount includes $87.1 million related to a special bonus expense to non-senior management employees allocated to KMP from KMI; however, we and KMP do not have any obligation, nor did we or KMP pay any amounts related to this compensation expense.

(e)
2011 amount includes a waived incentive of $28.4 million related to common units issued to finance a portion of KMP’s May 2010 KinderHawk Field Services LLC acquisition. 2010 amount includes a reduced incentive amount of $179.4 million including (i) $168.3 million due to a portion of KMP’s available cash distribution for the second quarter of 2010 being a distribution of cash from interim capital transactions, rather than a distribution of cash from operations; and (ii) a waived incentive of $11.1 million related to common units issued to finance a portion of KMP’s May 2010 KinderHawk acquisition.

For the years ended December 31, 2011, 2010 and 2009, KMP reported limited partner’s interest in net income of $82.8 million, $431.4 million and $331.7 million, respectively. Our net income for the years ended December 31, 2011, 2010 and 2009 was $13.1 million, $74.4 million and $59.0 million, respectively.

Our net income for 2011 includes reductions of (i) $30.7 million, net of income tax, for our share of KMP’s $168.2 million increase in expense associated with rate case liability adjustments; (ii) $30.3 million, net of income tax, for our share of KMP’s $167.2 million loss from the remeasurement of its previously held 50% equity interest in KinderHawk to fair value; (iii) $15.2 million, net of income tax, representing our share of KMP’s $87.1 million special bonus as discussed above; and (iv) $10.9 million, net of income tax, for our share of KMP’s $60.0 million increase in expense associated with rights-of-way lease payment liability adjustments.

Our net income for 2010 includes (i) a reduction of $31.2 million, net of income tax, for our share of KMP’s $172.0 million increase in expense associated with rate case liability adjustments; and (ii) a $32.8 million after-tax increase  consisting of (a) $30.8 million due to higher KMP limited partners net income as a result of the $168.3 million decrease in the general partners incentive resulting from an interim capital transaction (ICT Distribution) and (b) $2.0 million in connection with a waived incentive of $11.1 million related to KMP common units issued to finance a portion of KMP’s May 2010 KinderHawk acquisition. Under an ICT Distribution, KMP’s general partner receives no incentive distribution. See Note 10 “Partners’ Capital—Income Allocation and Declared Distributions” to the consolidated financial statements contained in KMP’s Annual Report on Form 10-K for the year ended December 31, 2011, which is included in this filing as Exhibit 99.1 and incorporated herein by reference, for a further discussion of this ICT Distribution.

Our net income decreased by $61.3 million in 2011 compared to 2010; however, this overall decrease in net income included our share of those certain items described above (which combined to decrease net income by $87.1 million in 2011 and increase net income by $1.6 million in 2010).  The remaining $27.4 million increase in our net income is from our share of KMP’s increases in all five of its reportable business segments, and primarily due to increases in earnings from its CO2, Natural Gas Pipelines, and Terminals business segments.

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

We are a party to a tax indemnification agreement with KMI. Pursuant to this tax indemnification agreement, KMI agreed to indemnify us for any tax liability attributable to our formation or our management and control of the business and affairs of KMP and for any taxes arising out of a transaction involving the i-units we own to the extent the transaction does not generate sufficient cash to pay our taxes with respect to such transaction.

The $38.7 million decrease in tax expense to $5.6 million for 2011 as compared to $44.3 million for 2010 is primarily due to a $100.0 million decrease in pretax income associated with our investment in KMP.

The $12.7 million increase in tax expense to $44.3 million for 2010 as compared to $31.6 million for 2009 is primarily due to a $28.1 million increase in pretax income associated with our investment in KMP and an increase in our state tax rate.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)	Kinder Morgan Management, LLC Form 10-K

See Note 6 of the accompanying notes to consolidated financial statements for additional information on income taxes.

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

The number of our shares outstanding will at all times equal the number of i-units of KMP, all of which we own. Under the terms of our limited liability company agreement, except in connection with our liquidation, we do not pay distributions on our shares in cash but we make distributions on our shares in additional shares or fractions of shares. At the same time KMP makes a distribution on its common units and i-units, we distribute on each of our shares that fraction of a share determined by dividing the amount of the cash distribution to be made by KMP on each common unit by the average market price of a share determined for a ten-trading day period ending on the trading day immediately prior to the ex-dividend date for our shares. We have paid share distributions totaling 6,601,402, 6,369,724 and 7,540,357 shares in the years ended December 31, 2011, 2010 and 2009, respectively. On February 14, 2012, we paid a share distribution of 0.014863 shares per outstanding share (1,464,145 total shares) to shareholders of record as of January 31, 2012, based on the $1.16 per common unit distribution declared by KMP.

KMP’s partnership agreement requires that it distribute 100% of “Available Cash,” as defined in the partnership agreement, to its partners within 45 days following the end of each calendar quarter. Available Cash consists generally of all of KMP’s cash receipts, including cash received by its operating partnerships and net reductions in reserves, less cash disbursements and net additions to reserves and amounts payable to the former general partner of SFPP, L.P. in respect of its remaining 0.5% interest in SFPP, L.P.

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

The general partner and owners of KMP’s common units and Class B units receive distributions in cash, while we, the sole owner of KMP’s i-units, receive distributions in additional i-units. KMP does not distribute cash to us, the sole owner of i-units, but instead retains the cash for use in its business.  However, the cash equivalent of KMP’s distributions of i-units is treated as if it had actually been distributed for purposes of determining the distributions to the general partner.  Each time KMP makes a distribution, the number of i-units owned by us and the percentage of KMP’s total units owned by us increase automatically under the provisions of the partnership agreement.

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

Rule for Characterizing Distributions.  Generally, all available cash distributed by KMP from any source will be treated as distributions of cash from operations until the sum of all available cash distributed equals the cumulative amount of cash from operations actually generated from the date it commenced operations through the end of the calendar quarter prior to that distribution.  Any distribution of available cash which, when added to the sum of all prior distributions, is in excess of the cumulative amount of cash from operations, will be considered a distribution of cash from interim capital transactions until the initial common unit price is fully recovered as described below under

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

As cash from interim capital transactions is distributed, it would be treated as if it were a repayment of the initial public offering price of the common units.  To reflect that repayment, the first three distribution target levels of cash from operations (described above) would be adjusted downward proportionately by multiplying each distribution target level amount by a fraction, the numerator of which is the unrecovered initial common unit price immediately after giving effect to that distribution and the denominator of which is the unrecovered initial common unit price immediately prior to giving effect to that distribution.  When the initial common unit price is fully recovered, then each of the first three distribution target levels will have been reduced to zero. Thereafter all distributions of available cash from all sources will be treated as if they were cash from operations and available cash will be distributed 50% to all classes of units pro rata (with the distribution to i-units being made instead in the form of i-units), and 50% to the general partner.  With respect to the portion of KMP’s distribution of available cash for the second quarter of 2010 that was from interim capital transactions, the general partner waived this resetting of the distribution target levels.

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

Recent Accounting Pronouncements

See Note 7 to our consolidated financial statements included elsewhere in this report.

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

▪	price trends and overall demand for natural gas liquids, refined petroleum products, oil, carbon dioxide, natural gas, electricity, coal, steel and other bulk materials and chemicals in North America;

▪	economic activity, weather, alternative energy sources, conservation and technological advances that may affect price trends and demand;

▪	changes in KMP’s tariff rates implemented by the Federal Energy Regulatory Commission, California Public Utilities Commission, Canada’s National Energy Board or another regulatory agency;

▪	KMP’s ability to acquire new businesses and assets and integrate those operations into its existing operations, as well as the ability to expand its facilities;

▪	difficulties or delays experienced by railroads, barges, trucks, ships or pipelines in delivering products to or from KMP’s terminals or pipelines;

▪	KMP’s ability to successfully identify and close acquisitions and make cost-saving changes in operations;

▪	shut-downs or cutbacks at major refineries, petrochemical or chemical plants, ports, utilities, military bases or other businesses that use KMP’s services or provide services or products to it;

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

▪
unfavorable results of litigation and the fruition of contingencies referred to in KMP’s Annual Report on Form 10-K for the year ended December 31, 2011, included in this filing as Exhibit 99.1 and incorporated herein by reference.

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

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of comprehensive income, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Kinder Morgan Management, LLC and its subsidiary (the "Company") at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A of the Company's Annual Report on Form 10-K.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Houston, Texas
February 21, 2012

Item 8. Financial Statements and Supplementary Data. (continued)	Kinder Morgan Management, LLC Form 10-K

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2011	2010	2009
	(In millions, except per share amounts)
Equity in earnings of Kinder Morgan Energy Partners, L.P.	$18.7	$118.7	$90.6
Income taxes	5.6	44.3	31.6

Net Income	$13.1	$74.4	$59.0

Earnings per Share
Basic and Diluted	$0.14	$0.84	$0.72

Number of shares used in computing Earnings per Share
Basic and Diluted	95.2	88.8	81.9

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2011	2010	2009
	(In millions)

Net Income	$13.1	$74.4	$59.0
Other comprehensive income (loss), net of tax:
Change in fair value of derivatives utilized for hedging purposes (net of tax expense (benefit) of $0.8, $(4.1) and $(30.9), respectively)	1.4	(7.2)	(55.3)
Reclassification of change in fair value of derivatives to net income (net of tax expense of $14.7, $10.0 and $6.5, respectively)	25.9	17.6	11.6
Foreign currency translation adjustments (net of tax (benefit) expense of $(2.6), $5.5 and $17.0, respectively)	(4.5)	9.6	30.4
Adjustments to pension and other postretirement benefit plan liabilities (net of tax benefit of $1.9, $0.1 and $0.2, respectively)	(3.4)	(0.2)	(0.3)
Total Other Comprehensive Income (Loss)	19.4	19.8	(13.6)

Comprehensive Income	$32.5	$94.2	$45.4

The accompanying notes are an integral part of these consolidated financial statements.

Item 8. Financial Statements and Supplementary Data. (continued)	Kinder Morgan Management, LLC Form 10-K

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
	(Dollars in millions)
ASSETS

Current Assets
Accounts receivable, related party	$9.5	$10.1
Other current assets	0.4	0.4
Total current assets	9.9	10.5

Investment in Kinder Morgan Energy Partners, L.P.	2,722.4	2,673.3

Total Assets	$2,732.3	$2,683.8

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$2.8	$2.8
Accrued other current liabilities	7.0	7.6
Total current liabilities	9.8	10.4

Deferred income taxes	218.3	201.7

Shareholders’ Equity
Voting shares - unlimited authorized; 2 voting shares issued and outstanding	0.1	0.1
Listed shares - unlimited authorized; 98,509,387 and 91,907,985 listed shares issued and outstanding, respectively	3,760.2	3,339.7
Retained deficit	(1,256.0)	(848.6)
Accumulated other comprehensive loss	(0.1)	(19.5)
Total Shareholders’ Equity	2,504.2	2,471.7

Total Liabilities and Shareholders’ Equity	$2,732.3	$2,683.8

The accompanying notes are an integral part of these consolidated financial statements.

Item 8. Financial Statements and Supplementary Data. (continued)	Kinder Morgan Management, LLC Form 10-K

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010	2009
	(In millions)
Cash Flows From Operating Activities
Net income	$13.1	$74.4	$59.0
Adjustments to reconcile net income to net cash flows from operating activities
Deferred income taxes	5.6	44.3	31.6
Equity in earnings of Kinder Morgan Energy Partners, L.P.	(18.7)	(118.7)	(90.6)
Changes in components of working capital
Accounts receivable – related party	0.6	(0.2)	(2.7)
Other current assets	-	0.9	(0.5)
Accounts payable	-	0.2	1.3
Accrued other current liabilities	(0.6)	(0.9)	1.9
Net Cash Provided by Operating Activities	-	-	-

Cash Flows From Investing Activities
Purchase of i-units of Kinder Morgan Energy Partners, L.P.	-	-	-
Net Cash Used in Investing Activities	-	-	-

Cash Flows From Financing Activities
Shares issued	-	-	-
Net Cash Provided by Financing Activities	-	-	-

Net increase in Cash and Cash Equivalents	-	-	-
Cash and Cash Equivalents, beginning of period	-	-	-
Cash and Cash Equivalents, end of period	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Item 8. Financial Statements and Supplementary Data. (continued)	Kinder Morgan Management, LLC Form 10-K

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2011		2010		2009
	(Dollars in millions)
	Shares	Amount	Shares	Amount	Shares	Amount
Voting Shares
Beginning Balance	2	$0.1	2	$0.1	2	$0.1
Ending Balance	2	0.1	2	0.1	2	0.1

Listed Shares
Beginning Balance	91,907,985	3,339.7	85,538,261	2,966.0	77,997,904	2,630.1
Share distributions	6,601,402	420.5	6,369,724	373.7	7,540,357	335.9
Ending Balance	98,509,387	3,760.2	91,907,985	3,339.7	85,538,261	2,966.0

Retained Deficit
Beginning Balance		(848.6)		(549.3)		(272.4)
Net income		13.1		74.4		59.0
Share distributions		(420.5)		(373.7)		(335.9)
Ending Balance		(1,256.0)		(848.6)		(549.3)

Accumulated other comprehensive loss (net of tax benefits)
Beginning Balance		(19.5)		(39.3)		(25.7)
Change in fair value of derivatives utilized for hedging purposes		1.4		(7.2)		(55.3)
Reclassification of change in fair value of derivatives to net income		25.9		17.6		11.6
Foreign currency translation adjustments		(4.5)		9.6		30.4
Adjustments to pension and other postretirement benefit plan liabilities		(3.4)		(0.2)		(0.3)
Ending Balance		(0.1)		(19.5)		(39.3)

Total Shareholders’ Equity	98,509,389	$2,504.2	91,907,987	$2,471.7	85,538,263	$2,377.5

The accompanying notes are an integral part of these consolidated financial statements.

Item 8. Financial Statements and Supplementary Data. (continued)	Kinder Morgan Management, LLC Form 10-K

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      General

Kinder Morgan Management, LLC is a publicly traded Delaware limited liability company that was formed on February 14, 2001. Kinder Morgan G.P., Inc., of which Kinder Morgan, Inc. indirectly owns all of the outstanding common equity, is the general partner of Kinder Morgan Energy Partners, L.P. (KMP) and owns all of our voting shares. Kinder Morgan G.P., Inc., pursuant to a delegation of control agreement among us, Kinder Morgan G.P., Inc. and KMP, has delegated to us, to the fullest extent permitted under Delaware law and KMP’s limited partnership agreement, all of its rights and powers to manage and control the business and affairs of KMP, subject to the general partner’s right to approve specified actions. We are a limited partner in KMP through our ownership of its i-units, and manage and control its business and affairs pursuant to the delegation of control agreement. Our success is dependent upon our operation and management of KMP and its resulting performance, see Note 5 for summarized income statement and balance sheet information for KMP. Unless the context requires otherwise, references to “we,” “us,” “our,” or the “Company” are intended to mean Kinder Morgan Management, LLC and its consolidated subsidiary, Kinder Morgan Services LLC.

On February 10, 2011, Kinder Morgan Holdco LLC converted from a Delaware limited liability company to a Delaware corporation.  Kinder Morgan Holdco LLC was renamed Kinder Morgan, Inc., and its subsidiary formerly known as Kinder Morgan, Inc. was renamed Kinder Morgan Kansas, Inc., which are referred to in these financial statements as KMI and KMK, respectively. On February 16, 2011, KMI completed an initial public offering of its common stock.  Prior to the closing of the initial public offering its outstanding units were converted into shares of its capital stock.  All of the common stock that was sold in the offering was sold by its existing investors consisting of funds advised by or affiliated with Goldman Sachs & Co., Highstar Capital LP, The Carlyle Group and Riverstone Holdings LLC. No members of management sold shares in the offering and KMI did not receive any proceeds from the offering.

On October 16, 2011, KMI and El Paso Corporation announced a definitive agreement whereby KMI will acquire all of the outstanding shares of El Paso in a transaction that would, as of the announcement date, create an energy company that would have an enterprise value of approximately $94 billion and would own an interest in approximately 80,000 miles of pipelines.  As of the announcement date, the total purchase price, including the assumption of debt outstanding at both El Paso Corporation and El Paso Pipeline Partners, L.P., was approximately $38 billion.  El Paso Corporation owns a 42% limited partner interest and the 2% general partner interest in El Paso Pipeline Partners, L.P.  The transaction is expected to close in the second quarter of 2012 and is subject to customary regulatory approvals.

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

On May 30, 2007, KMK completed a merger transaction with a wholly owned subsidiary of KMI under which investors including Richard D. Kinder, KMK’s Chairman and Chief Executive Officer, acquired all of the outstanding shares of KMK, referred to as the “Going Private Transaction.” The purchase price of KMK has been “pushed-down” and allocated to the assets and liabilities of its subsidiary companies, including us. Accordingly, the accompanying financial information, transactions and balances reflect the push-down of KMK’s new accounting basis arising from the Going Private Transaction to our financial statements.

Notwithstanding the consolidation of KMP and its subsidiaries into KMI’s financial statements, except as explicitly disclosed, KMI is not liable for, and their assets are not available to satisfy, the obligations of KMP and/or its subsidiaries and vice versa.  Responsibility for settlements of obligations reflected in KMI’s or KMP’s financial statements are a legal determination based on the entity that incurs the liability.

Item 8. Financial Statements and Supplementary Data. (continued)	Kinder Morgan Management, LLC Form 10-K

Cash Equivalents

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Accounting for Investment in KMP

We use the equity method of accounting for our investment in KMP, which investment is further described in Notes 3 and 4. KMP is a publicly traded limited partnership and its common units are traded on the New York Stock Exchange under the symbol “KMP.” We record, in the period in which it is earned, our share of the earnings of KMP attributable to the i-units we own, which includes an adjustment to reflect the impact of the push down of the purchase price of KMK on our equity investment in KMP. We also record our proportionate share of KMP’s accumulated other comprehensive income as an adjustment to our investment in KMP. We receive distributions from KMP in the form of additional i-units, which increase the number of i-units we own. We issue additional shares (or fractions thereof) of the Company to our existing shareholders in an amount equal to the additional i-units received from KMP. At December 31, 2011, through our ownership of KMP i-units, we owned approximately 29.3% of all of KMP’s outstanding limited partner interests.

In addition, we perform impairment testing of the amount at which we carry the excess of cost over underlying fair value of net assets accounted for under the equity method when events or circumstances warrant such testing. The impairment test considers whether there is an inability to recover the carrying value of an investment that is other than temporary. As of December 31, 2011, we believed no such impairment had occurred on our investment in KMP.

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

Income Taxes

We are a limited liability company that has elected to be treated as a corporation for federal income tax purposes. Our entire income tax provision consists of deferred income tax.  Deferred income tax assets and liabilities are recognized for temporary differences between the basis of our assets and liabilities for financial and tax reporting purposes.  Our deferred tax liabilities balance was $218.3 million and $201.7 million as of December 31, 2011 and 2010, respectively, as presented in the accompanying consolidated balance sheets. Under our current basis of accounting, we have excluded nondeductible goodwill associated with our investment in KMP. Prior to the Going Private transaction we recognized temporary differences between the basis of our assets and liabilities for financial and tax reporting purposes including nondeductible goodwill associated with our investment in KMP. Changes in tax legislation are included in the relevant computations in the period in which such changes are effective. Currently, our only such temporary difference results from our investment in KMP.

For more information on income taxes, see Note 6.

Earnings Per Share

Both basic and diluted earnings per share are computed based on the weighted-average number of shares outstanding during each period, adjusted for share splits. There are no securities outstanding that may be converted into or exercised for shares.

3.      Capitalization

Our authorized capital structure consists of two classes of interests: (1) our listed shares and (2) our voting shares, collectively referred to in this document as our “shares.” Prior to the May 2001 initial public offering of our shares, our issued capitalization consisted of $100,000 contributed by Kinder Morgan, G.P., Inc. for two voting shares. At December 31, 2011, KMI owned approximately 14.1 million, or approximately 14.3% of our outstanding shares.

Item 8. Financial Statements and Supplementary Data. (continued)	Kinder Morgan Management, LLC Form 10-K

We have paid share distributions totaling 6,601,402, 6,369,724 and 7,540,357 shares in the years ended December 31, 2011, 2010 and 2009, respectively.  On February 14, 2012, we paid a share distribution of 0.014863 shares per outstanding share (1,464,145 total shares) to shareholders of record as of January 31, 2012, based on the $1.16 per common unit distribution declared by KMP. These distributions were paid in the form of additional shares or fractions thereof based on the average market price of a share determined for a ten-trading day period ending on the trading day immediately prior to the ex-dividend date for our shares.

4.      Business Activities and Related Party Transactions

At no time after our formation and prior to our initial public offering did we have any operations or own any interest in KMP. Upon the closing of our initial public offering in May 2001, we became a limited partner in KMP and, pursuant to a delegation of control agreement, we assumed the management and control of its business and affairs. Under the delegation of control agreement, Kinder Morgan G.P., Inc. delegated to us, to the fullest extent permitted under Delaware law and KMP’s partnership agreement, all of Kinder Morgan G.P., Inc.’s power and authority to manage and control the business and affairs of KMP, subject to Kinder Morgan G.P., Inc.’s right to approve certain transactions. KMP will either pay directly or reimburse us for all expenses we incur in performing under the delegation of control agreement and will be obligated to indemnify us against claims and liabilities provided that we have acted in good faith and in a manner we believed to be in, or not opposed to, the best interests of KMP and the indemnity is not prohibited by law. KMP consented to the terms of the delegation of control agreement including KMP’s indemnity and reimbursement obligations. We do not receive a fee for our service under the delegation of control agreement, nor do we receive any margin or profit on the expense reimbursement. We incurred, on behalf of KMP, approximately $278.3 million, $289.6 million and $273.2 million of expenses during the years ended December 31, 2011, 2010 and 2009, respectively. The expense reimbursements by KMP to us are accounted for as a reduction to the expense incurred by us. The net monthly balance payable or receivable from these activities is settled in cash in the following month. At December 31, 2011 and 2010, $9.5 million and $10.1 million, respectively, primarily receivables from KMP, are recorded in the caption “Accounts receivable, related party” in the accompanying consolidated balance sheet.

Kinder Morgan Services LLC is our wholly owned subsidiary and provides centralized payroll and employee benefits services to us, Kinder Morgan G.P., Inc., KMP, and KMP’s operating partnerships and subsidiaries (collectively, the “Group”). Employees of KMGP Services Company, Inc., a subsidiary of Kinder Morgan G.P., Inc., are assigned to work for one or more members of the Group. When they do so, they remain under our ultimate management and control. The direct costs of all compensation, benefits expenses, employer taxes and other employer expenses for these employees are allocated and charged by Kinder Morgan Services LLC to the appropriate members of the Group, and the members of the Group reimburse Kinder Morgan Services LLC for their allocated shares of these direct costs. There is no profit or margin charged by Kinder Morgan Services LLC to the members of the Group. The administrative support necessary to implement these payroll and benefits services is provided by the human resource department of KMI, and the related administrative costs are allocated to members of the Group in accordance with expense allocation procedures. The effect of these arrangements is that each member of the Group bears the direct compensation and employee benefits costs of its assigned or partially assigned employees, as the case may be, while also bearing its allocable share of administrative costs. Pursuant to its limited partnership agreement, KMP reimburses Kinder Morgan Services LLC for its share of these administrative costs, and such reimbursements are accounted for as described above. Additionally, KMP reimburses us with respect to costs incurred or allocated to us in accordance with KMP’s limited partnership agreement, the delegation of control agreement among Kinder Morgan G.P., Inc., KMP, us and others, and our limited liability company agreement. During the years ended December 31, 2011, 2010 and 2009, these expenses totaled approximately $388.7 million, $383.4 million and $344.6 million, respectively.

Item 8. Financial Statements and Supplementary Data. (continued)	Kinder Morgan Management, LLC Form 10-K

5.      Summarized Financial Information for KMP

Following is summarized income statement and balance sheet information for KMP (in millions). Additional information on KMP’s results of operations and financial position are contained in its Annual Report on Form 10-K for the year ended December 31, 2011, which is included in this filing as Exhibit 99.1 and incorporated herein by reference.

Summarized Kinder Morgan Energy Partners, L.P. Income Statement Information

	Year Ended December 31,
	2011	2010	2009
Revenues	$8,211.2	$8,077.7	$7,003.4
Operating costs, expenses and other(a)	6,540.7	6,472.6	5,488.3
Operating income	$1,670.5	$1,605.1	$1,515.1

Net income	$1,268.4	$1,327.1	$1,283.8

Net income attributable to KMP.	$1,257.8	$1,316.3	$1,267.5

General Partner’s interest in net income(b)	$1,175.0	$884.9	$935.8

Limited Partners’ interest in net income	$82.8	$431.4	$331.7

Summarized Kinder Morgan Energy Partners, L.P. Balance Sheet Information

	As of December 31,
	2011	2010
Current assets	$1,575.4	$1,286.7
Noncurrent assets	$22,527.3	$20,574.4

Current liabilities	$3,119.1	$2,764.2
Noncurrent liabilities	$13,379.7	$11,804.4
KMP’s capital	$7,507.6	$7,210.7
Noncontrolling interests	$96.3	$81.8
____________

(a)
2011 amount includes (i) a $168.2 million increase in expense associated with rate case liability adjustments; (ii) a $167.2 million loss from the remeasurement of KMP’s previously held 50% equity interest in KinderHawk Field Services LLC to fair value; (iii) $87.1 million related to a special bonus expense to non-senior management employees allocated to KMP from KMI; however, we and KMP do not have any obligation, nor did we or KMP pay any amounts related to this compensation expense; and (iv) a $60.0 million increase in expense associated with rights-of-way lease payment liability adjustments for periods prior to 2011. 2010 amount includes a $172.0 million increase in expense associated with rate case liability adjustments.

(b)
2011 amount includes a waived incentive of $28.4 million related to common units issued to finance a portion of KMP’s May 2010 KinderHawk Field Services LLC acquisition. 2010 amount includes a reduced incentive amount of $179.4 million including (i) $168.3 million due to a portion of KMP’s available cash distribution for the second quarter of 2010 being a distribution of cash from interim capital transactions, rather than a distribution of cash from operations; and (ii) a waived incentive of $11.1 million related to KMP common units issued to finance a portion of KMP’s May 2010 KinderHawk acquisition.

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

The difference between the statutory federal income taxes (and rate) and our actual income taxes (and effective tax rate) are summarized as follows (in millions, except percentages):

Item 8. Financial Statements and Supplementary Data. (continued)	Kinder Morgan Management, LLC Form 10-K

	Year Ended December 31,
	2011			2010		2009
Federal income tax rate	$6.5	35.0%		$41.5	35.0%	$31.6	35.0%
Other (a)	(1.1)	(6.3	) %	1.2	1.0%	(0.9)	(1.1	) %
State income tax, net of federal benefit	0.2	1.2%		1.6	1.3%	0.9	1.0%
Total	$5.6	29.9%		$44.3	37.3%	$31.6	34.9%
____________

(a)	Primarily the impact on deferred taxes of changes in nondeductible goodwill in 2011 and 2009, and the impact on deferred taxes of an increase in our state tax rate in 2010.

We are a party to a tax indemnification agreement with KMI. Pursuant to this tax indemnification agreement, KMI agreed to indemnify us for any tax liability attributable to our formation or our management and control of the business and affairs of KMP and for any taxes arising out of a transaction involving the i-units we own to the extent the transaction does not generate sufficient cash to pay our taxes with respect to such transaction.

We had no unrecognized tax benefits on the balance sheet at December 31, 2011 and 2010. In the event interest or penalties are incurred with respect to income tax matters, our policy will be to include such items in income tax expense. We did not have an accrual for interest and penalties at December 31, 2011 or 2010. At December 31, 2011, tax years 2007 through 2011 remained subject to examination by the Internal Revenue Service or applicable states. We do not expect any material change in the balance of our unrecognized tax benefits over the next twelve months.

7.	Recent Accounting Pronouncements

None of the Accounting Standards Updates that we adopted and that became effective January 1, 2011 had a material impact on our consolidated financial statements.

ASU Nos. 2011-05 and 2011-12

On June 16, 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.”  This ASU eliminates the current option to report other comprehensive income and its components in the statement of changes in equity.  An entity can elect to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements.

ASU No. 2011-05 also requires reclassifications of items out of accumulated other comprehensive income to net income to be measured and presented by income statement line item in both the statement where net income is presented and the statement where other comprehensive income is presented.  However, on December 23, 2011, the FASB issued ASU No. 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” to defer this new requirement.  For us, both ASU No. 2011-05 and ASU No. 2011-12 were effective January 1, 2012.  Since these ASUs pertain to presentation and disclosure requirements only, the adoption of these ASUs did not have a material impact on our consolidated financial statements.

8.	Quarterly Financial Data (Unaudited)

Quarterly Operating Results for 2011 and 2010

	2011–Three Months Ended
	March 31	June 30	September 30	December 31
	(In millions except per share amounts)
Equity in earnings (loss) of KMP	$15.1	$(19.9)	$(24.9)	$48.4
Income tax expense (benefit)	5.2	(6.7)	(9.9)	17.0
Net income (loss)(a)(b)(c)	$9.9	$(13.2)	$(15.0)	$31.4

Earnings (loss) per share, basic and diluted	$0.11	$(0.14)	$(0.16)	$0.32

Number of shares used in computing basic and diluted earnings per share	92.7	94.4	96.0	97.7

Item 8. Financial Statements and Supplementary Data. (continued)	Kinder Morgan Management, LLC Form 10-K

	2010–Three Months Ended
	March 31	June 30	September 30	December 31
	(In millions except per share amounts)
Equity in earnings (loss) of KMP	$(8.9)	$76.1	$13.5	$38.0
Income tax expense (benefit)	(3.3)	27.7	4.7	15.2
Net income (loss)(d)	$(5.6)	$48.4	$8.8	$22.8

Earnings (loss) per share, basic and diluted	$(0.06)	$0.55	$0.10	$0.25

Number of shares used in computing basic and diluted earnings per share	86.4	87.9	89.5	91.2
  ____________

(a)
First quarter 2011 includes a $15.2 million reduction of net income for our share of KMP’s $87.1 million increase in expense associated with a one-time special cash bonus payment paid to non-senior management employees in May 2011; however, we and KMP do not have any obligation, nor did we or KMP pay any amounts related to this expense.

(b)	Second quarter 2011 includes a $30.2 million reduction of net income for our share of KMP’s $165.0 million increase in expense associated with rate case liability adjustments.
(c)
Third quarter 2011 includes a $30.3 million reduction of net income for our share of KMP’s $167.2 million loss from the remeasurement of its previously held 50% equity interest in KinderHawk Field Services LLC to fair value, and a $12.5 million reduction of net income for our share of KMP’s $69.3 million increase in expense primarily associated with rights-of-way lease payment liability adjustments.

(d)	First quarter 2010 includes a $29.0 million reduction of net income for our share of KMP’s $158 million increase in expense associated with rate case liability adjustments.

9.	Supplemental Information on Oil and Gas Producing Activities (Unaudited)

At December 31, 2011, through our ownership of i-units, we owned approximately 29.3% of all of KMP’s outstanding limited partner interests.  As discussed above, our results of operations are derived principally from our investment in KMP.  We use the equity method of accounting for our investment in KMP, and record our share of its earnings and accumulated other comprehensive income.  Though we do not directly have interests in oil and gas producing activities, our equity method investee, KMP, has significant oil and gas producing activities.  Additional information on KMP’s oil and gas producing activities are contained in its Annual Report on Form 10-K for the year ended December 31, 2011, which is included in this filing as Exhibit 99.1 and incorporated herein by reference.

Kinder Morgan Management, LLC Form 10-K

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2011, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required, and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

The effectiveness of our internal control over financial reporting as of December 31, 2011, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their attestation report which appears herein.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position
Richard D. Kinder	67	Director, Chairman and Chief Executive Officer
C. Park Shaper	43	Director and President
Steven J. Kean	50	Executive Vice President and Chief Operating Officer
Ted A. Gardner	54	Director
Gary L. Hultquist	68	Director
Perry M. Waughtal	76	Director
Kimberly A. Dang	42	Vice President and Chief Financial Officer
Jeffrey R. Armstrong	43	Vice President (President, Terminals)
Thomas A. Bannigan	58	Vice President (President, Products Pipelines)
Richard T. Bradley	56	Vice President (President, CO2)
David D. Kinder	37	Vice President, Corporate Development and Treasurer
Joseph Listengart	43	Vice President, General Counsel and Secretary
Thomas A. Martin	50	Vice President (President, Natural Gas Pipelines)
James E. Street	55	Vice President, Human Resources and Administration

Richard D. Kinder is Director, Chairman and Chief Executive Officer of KMR, Kinder Morgan G.P., Inc., KMI and KMK.  Mr. Kinder has served as Director, Chairman and Chief Executive Officer of KMR since its formation in February 2001.  He was elected Director, Chairman and Chief Executive Officer of KMK in October 1999.  He was elected Director, Chairman and Chief Executive Officer of Kinder Morgan G.P., Inc. in February 1997.  Mr. Kinder was elected President of KMR, Kinder Morgan G.P., Inc. and KMK in July 2004 and served as President until May 2005.  He also served as Chief Manager, and as a member of the Board of Managers, of Kinder Morgan Holdco LLC from May 2007 until February 2011, and continued in the role of Chairman and Chief Executive Officer of KMI upon its conversion.  Mr. Kinder is the uncle of David Kinder, Vice President, Corporate Development and Treasurer of KMR, Kinder Morgan G.P., Inc., KMK and KMI.  Mr. Kinder’s experience as Chief Executive Officer of KMR and of Kinder Morgan G.P., Inc., provide him with a familiarity with our strategy, operations and finances that can be matched by no one else. In addition, we believe that with Mr. Kinder’s significant direct and indirect equity ownership in us, his economic interests are aligned with those of our other equity investors.

C. Park Shaper is Director and President of KMR, Kinder Morgan G.P., Inc., KMI and KMK.  Mr. Shaper was elected President of KMR, Kinder Morgan G.P., Inc. and KMK in May 2005.  He served as Executive Vice President of KMR, Kinder Morgan G.P., Inc. and KMK from July 2004 until May 2005.  Mr. Shaper was elected Director of KMR and Kinder Morgan G.P., Inc. in January 2003 and of KMK in May of 2007.  He was elected Vice President, Treasurer and Chief Financial Officer of KMR upon its formation in February 2001, and served as its Treasurer until January 2004, and its Chief Financial Officer until May 2005.  He was elected Vice President, Treasurer and Chief Financial Officer of KMK in January 2000, and served as its Treasurer until January 2004, and its Chief Financial Officer until May 2005.  Mr. Shaper was elected Vice President, Treasurer and Chief Financial Officer of Kinder Morgan G.P., Inc. in January 2000, and served as its Treasurer until January 2004 and its Chief Financial Officer until May 2005.  He also served as President, and as a member of the Board of Managers, of Kinder Morgan Holdco LLC from May 2007 until February 2011, and continued in the role of Director and President of KMI upon its conversion.  He received a Masters of Business Administration degree from the J.L. Kellogg Graduate School of Management at Northwestern University.  Mr. Shaper also has a Bachelor of Science degree in Industrial Engineering and a Bachelor of Arts degree in Quantitative Economics from Stanford University.  Mr. Shaper is also a trust manager of Weingarten Realty Investors. Mr. Shaper’s experience as President of KMR and Kinder Morgan G.P., Inc., together with his experience as an executive officer of various Kinder Morgan entities, provide him valuable management and operational expertise and intimate knowledge of our business operations, finances and strategy.

Item 10. Directors, Executive Officers and Corporate Governance. (continued)	Kinder Morgan Management, LLC Form 10-K

Steven J. Kean is Executive Vice President and Chief Operating Officer of KMR, Kinder Morgan G.P., Inc., KMI and KMK.  Mr. Kean was elected Executive Vice President and Chief Operating Officer of KMR, Kinder Morgan G.P., Inc. and KMK in January 2006.  He also served as President, Natural Gas Pipelines of KMR and Kinder Morgan G.P., Inc. from July 2008 to November 2009.  He served as Executive Vice President, Operations of KMR, Kinder Morgan G.P., Inc. and KMK from May 2005 to January 2006.  He served as President, Texas Intrastate Pipeline Group from June 2002 until May 2005.  He served as Vice President of Strategic Planning for the Kinder Morgan Gas Pipeline Group from January 2002 until June 2002.  He also served as Chief Operating Officer, and as a member of the Board of Managers, of Kinder Morgan Holdco LLC from May 2007 until February 2011, and continued in the role of Director, Executive Vice President and Chief Operating Officer of KMI upon its conversion.  Mr. Kean received his Juris Doctor from the University of Iowa in May 1985 and received a Bachelor of Arts degree from Iowa State University in May 1982.

Ted A. Gardner is a Director of KMR and Kinder Morgan G.P., Inc.  Mr. Gardner was elected Director of KMR and Kinder Morgan G.P., Inc. in July 2011 to fill the vacancy left by Mr. C. Berdon Lawrence, who resigned from the KMR and Kinder Morgan G.P., Inc. boards of directors that same month.  Since June 2005, Mr. Gardner has been a Managing Partner of Silverhawk Capital Partners in Charlotte, North Carolina.  Formerly, he was a Director of KMI from 1999 to 2007, and was a Director of Encore Acquisition Company from 2001 to 2010.  Mr. Gardner also served as Managing Partner of Wachovia Capital Partners and was a Senior Vice President of Wachovia Corporation from 1990 to June 2003.  He is currently a Director of Summit Materials Holdings and Spartan Energy Partners.  We believe Mr. Gardner’s prior management, business and leadership experience, and his previous board experience with KMI, provides us with the perspectives and judgment necessary to guide our business strategies, thereby qualifying him to serve as a director.

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

Perry M. Waughtal is a Director of KMR and Kinder Morgan G.P., Inc.  Mr. Waughtal was elected Director of KMR upon its formation in February 2001.  Mr. Waughtal was elected Director of Kinder Morgan G.P., Inc. in April 2000.  Since 1994, Mr. Waughtal has been the Chairman of Songy Partners Limited, an Atlanta, Georgia based real estate investment company.  Mr. Waughtal was a Director of HealthTronics, Inc. from 2004 to 2009.  We believe Mr. Waughtal’s 30 years of experience with Hines Interests Limited Partnership, a privately owned, international real estate firm, including as Vice Chairman of development and operations and Chief Financial Officer, and 15 years of experience as Chairman of Songy Partners Limited provide him with planning, management, finance and accounting experience with, and an understanding of, large organizations with capital-intensive projects analogous to the types in which we typically engage, thereby qualifying him to serve as a director.

Kimberly A. Dang is Vice President and Chief Financial Officer of KMR, Kinder Morgan G.P., Inc., KMI and KMK.  Mrs. Dang was elected Chief Financial Officer of KMR, Kinder Morgan G.P., Inc. and KMI in May 2005.  She served as Treasurer of KMR, Kinder Morgan G.P., Inc. and KMI from January 2004 to May 2005.  She was elected Vice President, Investor Relations of KMR, Kinder Morgan G.P., Inc. and KMI in July 2002 and served in that role until January 2009.  From November 2001 to July 2002, she served as Director, Investor Relations of KMR, Kinder Morgan G.P., Inc., and KMI. She also served as Chief Financial Officer of Kinder Morgan Holdco LLC from May 2007 until February 2011, and continued in the role of Vice President and Chief Financial Officer of KMI upon its conversion.  Mrs. Dang received a Masters in Business Administration degree from the J.L. Kellogg Graduate School of Management at Northwestern University and a Bachelor of Business Administration degree in accounting from Texas A&M University.

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

David D. Kinder is Vice President, Corporate Development and Treasurer of KMR, Kinder Morgan G.P., Inc., KMI and KMK.  Mr. Kinder was elected Treasurer of KMR, Kinder Morgan G.P., Inc. and KMK in May 2005.  He was elected Vice President, Corporate Development of KMR, Kinder Morgan G.P., Inc. and KMK in October 2002.  He served as manager of corporate development for KMK and Kinder Morgan G.P., Inc. from January 2000 to October 2002.  He also served as Treasurer of Kinder Morgan Holdco LLC from May 2007 until February 2011, and continued in the role of Vice President, Corporate Development and Treasurer of KMI upon its conversion.  Mr. Kinder graduated cum laude with a Bachelors degree in Finance from Texas Christian University in 1996.  Mr. Kinder is the nephew of Richard D. Kinder.

Joseph Listengart is Vice President, General Counsel and Secretary of KMR, Kinder Morgan G.P., Inc., KMI and KMK.  Mr. Listengart was elected Vice President, General Counsel and Secretary of KMR upon its formation in February 2001.  He was elected Vice President and General Counsel of Kinder Morgan G.P., Inc. and Vice President, General Counsel and Secretary of KMK in October 1999.  Mr. Listengart was elected Secretary of Kinder Morgan G.P., Inc. in November 1998 and has been an employee of Kinder Morgan G.P., Inc. since March 1998.  He also served as General Counsel and Secretary of Kinder Morgan Holdco LLC from May 2007 until February 2011, and continued in the role of Vice President, General Counsel and Secretary of KMI upon its conversion.  Mr. Listengart received his Masters in Business Administration from Boston University in January 1995, his Juris Doctor, magna cum laude, from Boston University in May 1994, and his Bachelor of Arts degree in Economics from Stanford University in June 1990.

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

James E. Street is Vice President, Human Resources and Administration of KMR, Kinder Morgan G.P., Inc., KMI and KMK.  Mr. Street was elected Vice President, Human Resources and Administration of KMR upon its formation in February 2001.  He was elected Vice President, Human Resources and Administration of Kinder Morgan G.P., Inc. and KMK in August 1999.  He has been Vice President, Human Resources and Administration of KMI since February 2011.  Mr. Street received a Masters of Business Administration degree from the University of Nebraska at Omaha and a Bachelor of Science degree from the University of Nebraska at Kearney.

Corporate Governance

We have a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934 comprised of Messrs. Hultquist, Gardner and Waughtal.  Mr. Waughtal is the chairman of the audit committee and has been determined by the board to be an “audit committee financial expert.”  The board has determined that all of the members of the audit committee are independent as described under the relevant standards.

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

Interested parties may contact our lead director (Mr. Gardner, discussed in Item 13), the chairpersons of any of the board’s committees, the independent directors as a group or the full board by mail to Kinder Morgan Management, LLC, 500 Dallas Street, Suite 1000, Houston, Texas 77002, Attention: General Counsel, or by e-mail within the “Contact Us” section of our internet Website, at www.kindermorgan.com.  Any communication should specify the intended recipient.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Securities Exchange Act of 1934 requires our directors and officers, and persons who own more than 10% of a registered class of our equity securities, to file initial reports of ownership and reports of changes in ownership with the Securities Exchange Commission (SEC).  Such persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

Based solely on our review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that all Section 16(a) filing requirements were met during 2011, other than a Form 4 filed on August 10, 2011 by Mr. Martin to report a transaction that occurred on May 13, 2011.

Item 11.	Executive Compensation.

Our executive officers have not received long-term compensation for serving in such capacities for KMI and us other than the receipt of Kinder Morgan Holdco LLC Class A-1 units and Class B units in the Going Private Transaction, which converted into Class C shares and Class B shares, respectively, in connection with KMI’s initial public offering. In addition to information regarding such compensation, the following sets forth information regarding compensation earned by, awarded to or paid to our executive officers in their capacities as executive officers of us, KMI and its subsidiaries or affiliates, including KMP (sometimes collectively referred to in this section as the “Kinder Morgan affiliated entities”), for the periods presented. Our executive officers also serve in the same capacities as executive officers of Kinder Morgan G.P., Inc. and KMI.

Our compensation committee of the board of directors, which committee is composed of three independent directors, determines the compensation to be paid by KMP to our and Kinder Morgan G.P., Inc.’s executive officers. As described below, our compensation committee is aware of the compensation paid to such officers by entities such as KMI, but makes its compensation determinations at its sole discretion.

Compensation Discussion and Analysis

Program Objectives

We are a publicly traded Delaware limited liability company. We are a limited partner in KMP, and manage and control its business and affairs pursuant to a delegation of control agreement.We seek to attract and retain executives who will help us achieve our primary business strategy objective of growing the value of KMP’s portfolio of businesses for the benefit of our stockholders and its unitholders.  To help accomplish this goal, we have designed an executive compensation program that rewards individuals with competitive compensation that consists of a mix of cash, benefit plans and long-term compensation, with a majority of executive compensation tied to the “at risk” portions of the annual cash bonus.

The key objectives of our executive compensation program are to attract, motivate and retain executives who will advance our overall business strategies and objectives to create and return value to our stockholders and KMP’s unitholders.  We believe that an effective executive compensation program should link total compensation to financial performance and to the attainment of short- and long-term strategic, operational, and financial objectives.  We also believe it should provide competitive total compensation opportunities at a reasonable cost.  In designing our executive compensation program, we have recognized that our executives have a much greater portion of their overall compensation at-risk than do our other employees.  Consequently, we have tried to establish the at-risk portions of our executive total compensation at levels that recognize their much increased level of responsibility and their ability to influence business results.

Our executive compensation program is principally composed of the following two elements: (i) base cash salary; and (ii) possible annual cash bonus (reflected in the Summary Compensation Table below as Non-Equity Incentive Plan

Item 11. Executive Compensation. (continued)	Kinder Morgan Management, LLC Form 10-K

Compensation).  We pay our executive officers a base salary not to exceed $300,000, which we believe is below annual base salaries for comparable positions in the marketplace.

In addition, we believe that the compensation of our Chief Executive Officer, Chief Financial Officer and the executives named in the Summary Compensation Table below (collectively referred to in this Item 11 as the “named executive officers”) should be directly and materially tied to the financial performance of the Kinder Morgan affiliated entities, and should be aligned with the interests of its shareholders and KMP’s unitholders. Therefore, the majority of the named executive officers’ compensation is allocated to the “at risk” portion of the compensation program—the annual cash bonus. Accordingly, for 2011, our executive compensation was weighted toward the cash bonus, payable on the basis of the achievement of (i) a dividend per share target by KMI, and (ii) a cash distribution per common unit target by KMP.

Our compensation is determined independently without the use of any compensation surveys.  Nevertheless, we annually compare our executive compensation components with market information, consisting of third-party surveys in which we participate.  The surveys we use in reviewing our executive compensation consist of the following: (i) Towers Executive Survey, in which approximately 300 to 400 companies participate; (ii) the Hewitt Executive Survey, in which approximately 400 companies participate; and (iii) the Natural Gas Transmission Industries Survey, in which companies in the natural gas industry participate.  The purpose of this comparison is to ensure that our total compensation package operates effectively, remains both reasonable and competitive with the energy industry, and is generally comparable to the compensation offered by companies of similar size and scope as us.  We also keep abreast of current trends, developments, and emerging issues in executive compensation, and if appropriate, will obtain advice and assistance from outside legal, compensation or other advisors.

We have endeavored to design our executive compensation program and practices with appropriate consideration of all tax, accounting, legal and regulatory requirements.  Section 162(m) of the Internal Revenue Code limits the deductibility of certain compensation for executive officers to $1,000,000 of compensation per year; however, if specified conditions are met, certain compensation may be excluded from consideration of the $1,000,000 limit.  Since the bonuses paid to our executive officers were paid under KMI’s Annual Incentive Plan as a result of reaching designated financial targets established by Richard D. Kinder and our compensation committee, we expect that all compensation paid to our executives would qualify for deductibility under federal income tax rules.  Though we are advised that limited partnerships such as KMP are not subject to section 162(m), we, KMI and KMP have chosen to generally operate as if this code section does apply to KMP  as a measure of appropriate governance.

Behaviors Designed to Reward

Our executive compensation program is designed to reward individuals for advancing our business strategies and the interests of our stakeholders, and prohibits engaging in any detrimental activities, such as performing services for a competitor, disclosing confidential information or violating appropriate business conduct standards.  Each executive is held accountable to uphold and comply with company guidelines, which require the individual to maintain a discrimination-free workplace, to comply with orders of regulatory bodies, and to maintain high standards of operating safety and environmental protection.

Unlike many companies, we have no executive perquisites, supplemental executive retirement, non-qualified supplemental defined benefit/contribution, deferred compensation or split-dollar life insurance programs for our executive officers.  We have no executive company cars or executive car allowances nor do we pay for financial planning services. Additionally, we do not own any corporate aircraft, and we do not pay for executives to fly first class.  We believe that this area of our overall compensation package is below competitive levels for comparable companies; however, we have no current plans to change our policy of not offering such executive benefits or perquisite programs.

We do not have employment agreements (other than with Richard D. Kinder) or change of control agreements with our executive officers, although the KMI Class B shares held by our executive officers will no longer be subject to forfeiture upon a change of control of KMI.  In connection with KMI’s initial public offering in February 2011, a subsidiary of KMI entered into severance agreements with eleven of our executive officers. See “—Other Compensation—Other Potential Post-Employment Benefits.”

At his request, Richard D. Kinder receives $1 of base salary per year from KMI.  Additionally, Mr. Kinder has requested that he receive no annual bonus or other compensation from us or any of our affiliates (other than the KMI Class B unit awards that he received in 2007 in connection with the Going Private Transaction).  Mr. Kinder does not have any deferred compensation, supplemental retirement or any other special benefit, compensation or perquisite

Item 11. Executive Compensation. (continued)	Kinder Morgan Management, LLC Form 10-K

arrangement with us, and each year, Mr. Kinder reimburses us for his portion of health care premiums and parking expenses.

Elements of Compensation

As outlined above, our executive compensation program is principally composed of the following two elements: (i) a base cash salary, and (ii) a possible annual cash bonus. With respect to the named executive officers other than the Chief Executive Officer, our and KMI’s compensation committees review and approve annually the financial goals and objectives of both KMI and KMP that are relevant to the compensation of the named executive officers.

Our compensation committee solicits information from Richard D. Kinder and James E. Street, Vice President, Human Resources and Administration, with respect to the performance of C. Park Shaper, President, and Steven J. Kean, Executive Vice President and Chief Operating Officer. Similarly, the compensation committee solicits information from Messrs. Kinder, Shaper, Kean and Street with respect to the performance of the other named executive officers. The compensation committee also obtains information from Mr. Street with respect to compensation of comparable positions of responsibility at comparable companies. All of this information is taken into account by the compensation committee, which makes final determinations regarding compensation of the named executive officers. No named executive officer reviews his or her own performance or approves his or her own compensation.

Futhermore, if any of Kinder Morgan G.P., Inc. or our executive officers is also an executive officer of KMI, the compensation determination or recommendation (i) may be with respect to the aggregate compensation to be received by such officer from KMI, us, and Kinder Morgan G.P., Inc. that is to be allocated among them, or alternatively (ii) may be with respect to the compensation to be received by such executive officers from KMI, us, or Kinder Morgan G.P., Inc., as the case may be, in which case such compensation will be allocated among KMI, on the one hand, and us and Kinder Morgan G.P., Inc., on the other.

In addition to the possible annual cash bonus discussed below (and reflected in the Summary Compensation Table as Non-Equity Incentive Plan Compensation), for the year ended December 31, 2011, the KMI compensation committee determined to award one-time cash bonuses to Messrs. Shaper and Listengart and Mrs. Dang in respect of their efforts in KMI’s February 2011 initial public offering.  See “—Summary Compensation Table” below.

Base Salary

Base salary is paid in cash. The base salary cap for our executive officers, with the exception of the Chairman and Chief Executive Officer who receives $1 of base salary per year as described above, is an annual amount not to exceed $300,000.  Generally, we believe that our executive officers’ base salaries are below base salaries for executives in similar positions and with similar responsibilities at companies of comparable size and scope, based upon independent salary surveys in which we participate.

Possible Annual Cash Bonus (Non-Equity Cash Incentive)

For the 2009 bonus year, the possible annual cash bonuses were provided for under KMI’s Annual Incentive Plan, which became effective January 18, 2005.  For the 2010 bonus year, KMK’s board of directors approved a new Annual Incentive Plan which became effective January 1, 2010.  For the 2011 bonus year, KMI’s board of directors approved a new Annual Incentive Plan that mirrors the previous plan.  The overall purpose of the Annual Incentive Plan is to increase our executive officers’ and our employees’ personal stake in KMI’s and KMP’s continued success by providing to them additional incentives through the possible payment of annual cash bonuses.  Under the plan, a budget amount is established for annual cash bonuses at the beginning of each year that may be paid to our executive officers and other employees depending on whether KMI and its subsidiaries (including KMP) meet certain financial performance objectives (as discussed below).  The amount included in the budget for bonuses is not allocated between our executive officers and non-executive officers.  Assuming the financial performance objectives are met, the budgeted pool of bonus dollars is further assessed and potentially increased if the financial performance objectives are exceeded.  The budget for bonuses also may be adjusted upward or downward based on KMI’s and its subsidiaries’ overall performance in other areas, including but not limited to safety and environmental goals and regulatory compliance.

All of KMI’s employees and the employees of its subsidiaries, including KMGP Services Company, Inc., are eligible to participate in the plan, except employees who are included in a unit of employees covered by a collective bargaining agreement unless such agreement expressly provides for eligibility under the plan.  However, only eligible employees who are selected by our compensation committee will actually participate in the plan and receive bonuses.

Item 11. Executive Compensation. (continued)	Kinder Morgan Management, LLC Form 10-K

The plan consists of two components: the executive plan component and the non-executive plan component.  Our Chairman and Chief Executive Officer and all employees who report directly to the Chairman, including all of the named executive officers, are eligible for the executive plan component; however, as stated elsewhere in this “Compensation Discussion and Analysis,” Richard D. Kinder has elected to not participate under the plan.  As of December 31, 2011, excluding Mr. Kinder, eleven of our executive officers were eligible to participate in the executive plan component. All other U.S. and Canadian eligible employees were eligible for the non-executive plan component.

At or before the start of each calendar year (or later, to the extent allowed under Internal Revenue Code regulations), financial performance objectives based on one or more of the criteria set forth in the plan are established by our compensation committee.  Two financial performance objectives were set for 2011 under both the executive plan component and the non-executive plan component.  The two financial performance objectives were:

▪	$4.60 in cash distributions per common unit by KMP (the same as our previously disclosed 2011 budget expectations); and

▪
$1.16 in cash dividends per share paid during the year for KMI (including a $0.29 per share dividend for the first quarter of 2011, which was prorated for the portion of the first quarter after KMI’s initial public offering).

A third objective which could potentially decrease or increase the budgeted pool of bonus dollars for 2011 was a goal to improve our environmental, health, and safety performance by (i) beating industry average incident rates and (ii) improving incident rates compared to our previous three year averages.

At the end of 2011, the extent to which the financial performance objectives have been attained and the extent to which the bonus opportunity has been earned under the formula previously established by our compensation committee was determined. For 2011:

▪
KMP distributed $4.61 in cash per common unit—generating enough cash from operations in 2011 to fully cover our cash distribution target; furthermore, we would have fallen just slightly short (approximately $4 million) of meeting our budgeted excess cash coverage of $37 million for 2011 had we not chosen to increase our distribution for the fourth quarter of 2011 by $0.01, and if we would have received a Canadian tax refund that was expected in 2011, but will not be received until 2012; and

▪	KMI distributed $1.18 in cash dividends per share.

Based on the above, the KMR compensation committee recommended that approximately 100% of the 2011 budgeted cash bonus opportunity be earned and funded under the plan (an increase from the 2010 funding level of 93%).  The approved funding level includes any premium pay calculations for bonus awards paid to non-exempt employees.

In addition to determining the financial performance objectives under the Annual Incentive Plan, at or before the start of each calendar year, the compensation committee sets the bonus opportunities available to each executive officer.  The table below sets forth the maximum bonus opportunities that could be payable by KMI and KMP collectively to the named executive officers for achievement of the threshold, target and maximum 2011 financial performance objectives established under the plan.  If neither of the financial performance objectives was met, no bonus opportunity would be available to the named executive officers.  The maximum payout to any individual under the plan for any year is $3.0 million.  The compensation committee may reduce the amount of the bonus actually paid to any executive officer from the amount of any bonus opportunity open to such executive officer.  Because payments under the plan for our executive officers are determined by comparing actual performance to the performance objectives established each year for eligible executive officers chosen to participate for that year, it is not possible to accurately predict any amounts that will actually be paid under the executive portion of the plan over the life of the plan.  The compensation committee set maximum bonus opportunities under the plan for 2011 for the executive officers at dollar amounts in excess of those which were expected to actually be paid under the plan.  In fact, while achievement of the financial performance objectives sets the maximum bonus opportunity for each executive officer, the compensation committee has never awarded the maximum bonus opportunity to a current named executive officer.  The actual payout amounts under the Non-Equity Incentive Plan Awards made for 2011 (paid in 2012) are set forth in the Summary Compensation Table in the column entitled “Non-Equity Incentive Plan Compensation.”

Item 11. Executive Compensation. (continued)	Kinder Morgan Management, LLC Form 10-K

Kinder Morgan, Inc. Annual Incentive Plan Bonus Opportunities for 2011

Name	Threshold (a)	Target (b)	Maximum (c)
Richard D. Kinder(d)	$-	$-	$–
Kimberly A. Dang	500,000	1,000,000	1,500,000
Steven J. Kean	750,000	1,500,000	3,000,000
Joseph Listengart	500,000	1,000,000	1,500,000
C. Park Shaper	750,000	1,500,000	3,000,000
__________

(a)	Represents the maximum bonus opportunity available to the executive officer if one of the financial performance objectives was met.
(b)	Represents the maximum bonus opportunity available to the executive officer if both of the financial performance objectives were met.
(c)	Represents the maximum bonus opportunity available to the executive officer if both of the financial performance objectives were exceeded by 10% or more.
(d)	Declined to participate.

The 2011 bonuses for our executive officers were overwhelmingly based on whether the established financial performance objectives were met.  The compensation committee also considered, in a purely subjective manner, how well the executive officer performed his or her duties during the year.  Information was solicited from relevant members of senior management regarding the performance of our named executive officers (described following), and determinations and recommendations were made at the regularly scheduled first quarter board and compensation committee meetings held in January 2012.  Other factors considered by the compensation committee primarily consisted of the amount of the bonus paid to the executive officer in the prior year and market data about compensation of comparable positions of responsibility at comparable companies, consisting of the compensation surveys referred to above.  With respect to using these other factors in assessing performance, our compensation committee did not find it practicable to, and did not, use a “score card” or quantify or assign relative weight to the specific criteria considered.  The amount of a downward adjustment, subject to the maximum bonus opportunity that was established at the beginning of the year, was not subject to a formula.  Specific aspects of an individual’s performance were not identified in advance.  Rather, adjustments were based on our compensation committee’s judgment, giving consideration to the totality of the record presented, including the individual’s performance and the magnitude of any other positive or negative factors.

Upon the occurrence of a change in control the compensation committee may take any action with respect to outstanding awards that it deems appropriate; and in the event that such action is to distribute an award, the award will be distributed in a lump sum no later than 30 days after the change in control.  Under the plan, “change in control” means (i) that any person, other than a permitted holder (as defined below), becomes the beneficial owner of securities representing 50% or more of the voting power of KMI; (ii) a sale, merger or other business combination as a result of which transaction the voting securities of KMI, outstanding immediately before such transaction do not continue to represent at least 50% of the voting power of KMI after giving effect to such transaction; (iii) the sale or transfer of all or substantially all of the assets of KMI or one of its parent entities, including us, other than to an entity of which more than 50% of the voting power is held by permitted holders (as defined below); (iv)  during any period of two consecutive years following the closing of KMI’s initial public offering, individuals who were directors at the beginning of the period or whose election or nomination for election by KMI’s stockholders was approved by a vote of two-thirds of the directors then still in office who had been directors at the beginning of the period or previously so approved, cease for any reason other than normal retirement, death or disability to constitute at least a majority of the board of directors then in office; or (v) the stockholders of KMI approve a plan of complete liquidation of KMI or an agreement for the sale or disposition by KMI of all or substantially all of its assets. Under the plan, a “permitted holder” means Richard D. Kinder and investment funds advised by or affiliated with Goldman, Sachs & Co., Highstar Capital LP, The Carlyle Group and Riverstone Holdings LLC..

If, in connection with a change in control, Richard D. Kinder is no longer our Chairman:

•
each participant under the executive component of the plan will be deemed to have earned 100% of the bonus opportunity available to him or her, unless the compensation committee has previously determined that the participant should receive a lesser percentage of the bonus opportunity;

Item 11. Executive Compensation. (continued)	Kinder Morgan Management, LLC Form 10-K

•
each participant under the non-executive component of the plan will receive an award equal to the award most recently paid to such participant under the Annual Incentive Plan, or if no awards have been paid under the plan, an award equal to the most recent award paid to such participant under any prior Annual Incentive Plan; and

•	the awards to executive and non-executive participants will be paid in a cash lump sum within 30 days after the change in control.

Compensation Related to the Going Private Transaction

In connection with the Going Private Transaction, members of our management were awarded Kinder Morgan Holdco LLC Class A-1 and Class B units. In accordance with generally accepted accounting principles, KMI is required to recognize compensation expense in connection with the Class A-1 and Class B units over the expected life of such units; however, KMP does not have any obligation, nor did KMP pay any amounts related to these compensation expenses (all expenses were borne by the Sponsor Investors and Mr. Kinder), and since KMP were not responsible for paying these expenses, KMP recognized the amounts allocated to it as both an expense on its income statement and a contribution to “Total Partners’ Capital” on its balance sheet. The awards and terms of the Class B units granted to members of our management were determined after extensive negotiations between management and the Sponsor Investors with respect to which management agreed to forego any long-term executive compensation at least until the Sponsor Investors sell their interests in KMI.

Comparison of Class B Units to Class B Shares. The Class B units were converted into Class B shares in connection with KMI’s initial public offering.  The Class B shares are intended to substantially preserve the economic rights of the Class B units in Kinder Morgan Holdco LLC but differ from the Class B units in certain respects, including the following:

•
Class B units were subject to time vesting, with one-third vesting on the third, fourth and fifth anniversaries of the date of their issuance.  All distributions with respect to the non-vested portion of such Class B units are held in escrow pending the vesting or forfeiture of such Class B units. Class B shares are not subject to time vesting.  As a result, holders of Class B shares are entitled to receive and retain any distributions on, and shares of KMI Class P common stock issued upon conversion of, such Class B shares.

•
The amount of Class B units forfeited upon termination of a holder’s employment would depend on the reason for such termination and other factors such as time vesting and the level of cumulative distributions made by KMI as of a relevant date. Prior to a change of control, all non-time vested Class B units would be forfeited upon termination of a holder’s employment for any reason.  With respect to time-vested Class B units, all such Class B units would be forfeited upon termination of a holder’s employment for cause, no Class B units would be forfeited upon termination of a holder’s employment for death or disability and all or a portion of Class B units would be forfeited upon termination of a holder’s employment for other reasons based on the level of cumulative distributions made by KMI as of the date of termination.  The amount of Class B shares forfeited will be based solely on the reason for the termination of employment. No Class B shares will be forfeited upon termination of a holder’s employment for death or disability. Half of a holder’s Class B shares will be forfeited upon termination of a holder’s employment by such holder for good reason or termination of a holder’s employment by KMI without cause.  All Class B shares will be forfeited upon termination of a holder’s employment for any other reason, including termination for cause.

•
Amounts in respect of forfeited Class B units would be transferred to an incentive pool and could be paid to other members of management (excluding Mr. Kinder) in the discretion of the chief manager and subject to certain unitholder approvals. Forfeited Class B shares will automatically become treasury shares, and KMI will transfer the forfeited Class B shares into a trust. Any property in the trust, including dividends, proceeds or earnings received with respect to such Class B shares, may be distributed to new or existing members of management (excluding Mr. Kinder) in any proportion at the election of the chief executive officer and subject to the consent of a majority of directors nominated by Sponsor Investors.

•
Holders of forfeited Class B units that were time-vested would have received certain levels of distributions even after such holder’s termination of employment depending on the level of cumulative distributions made by KMI as of the date of termination. Under specified circumstances, a holder of Class B shares who otherwise would forfeit such Class B shares upon such holder’s termination of employment will retain his or her Class B shares until such holder has received a specified amount of total value, even if distributed after such holder’s termination.

•
If a holder of Class B units was terminated for any reason, KMI could have repurchased his or her Class B units generally at fair market value. KMI does not have a right of repurchase with respect to the Class B shares.

•	Class B units would fully vest upon a change of control. Class B shares are not subject to forfeiture after a change of control.

Item 11. Executive Compensation. (continued)	Kinder Morgan Management, LLC Form 10-K

Under KMI’s shareholders agreement, “change of control” means (i) the acquisition by any person or group, other than permitted holders (as defined below), by way of merger, amalgamation, consolidation or other business combination or purchase of beneficial ownership of more than 50% of KMI’s total voting power after giving effect to such transaction; (ii) a sale, merger or similar transaction or related series of transactions involving KMI, as a result of which persons who collectively held 100% of KMI’s total voting power immediately prior to such transaction do not collectively hold more than 50% of KMI’s total voting power after giving effect to such transaction unless (a) the persons who collectively held 100% of KMI’s total voting power continue to hold at least 35% of KMI’s total voting power, (b) no other person or group holds more than 35% of KMI’s total voting power and (c) either Richard D. Kinder or Park Shaper is a senior executive officer; or (iii) the sale or transfer of all or substantially all of KMI assets, and its subsidiaries’, taken as a whole, other than to an entity of which more than 50% of the voting power is held by a permitted holder or by persons who held more than 50% of KMI’s total voting power immediately prior to such transaction. Under the shareholders agreement, “permitted holders” means the Sponsor Investors and their successors and permitted transferees.

Comparison of Class A-1 Units to Class C Shares. The Class A-1 units converted into the Class C shares in connection with KMI initial public offering. The Class C shares are intended to substantially preserve the economic rights of the Class A-1 units in Kinder Morgan Holdco LLC but differ from the Class A-1 units in certain respects, including the following:

•	Class A-1 units were subject to forfeiture if a holder was terminated for cause. Class C shares are not subject to forfeiture; and

•
If the employment of a holder of Class A-1 units was terminated for any reason, KMI could have repurchased his or her Class A-1 units generally at fair market value. KMI does not have a right of repurchase with respect to the Class C shares.

Class B Share Plan and Class B Share Trust. The Class B shares may be forfeited by our management under the circumstances described above.  All forfeited Class B shares will automatically become treasury shares, and KMI will transfer the forfeited Class B shares to a trust established solely to hold these Class B shares, together with any dividends, proceeds received in respect of these Class B shares, shares of Class P common stock issued in connection with the conversion of these Class B shares or earnings with respect to such property.  KMI has established the Class B share plan, which is a long-term compensation plan, to govern the terms of awards in respect of forfeited Class B shares and related property in the Class B share trust.  Pursuant to the Class B share plan and KMI’s shareholders agreement, each item of property in the trust may be distributed separately from the underlying Class B shares to members of new or existing management (other than Richard D. Kinder), as designated by the chief executive officer and approved by a majority of the members of the board of directors nominated by the Sponsor Investors.  All property held in the trust on May 31, 2015 will be distributed proportionally to the holders of Class B shares as of May 31, 2015.  KMI has agreed to pay the costs of the Class B share trust, including the fees of the independent trustee, but does not expect these costs to be material.

Other Compensation

Kinder Morgan, Inc. Savings Plan. The Kinder Morgan, Inc. Savings Plan is a defined contribution 401(k) plan.  The plan permits all full-time employees of KMI and those of KMGP Services Company, Inc., including the named executive officers, to contribute between 1% and 50% of base compensation, on a pre-tax basis, into participant accounts.  For more information on this savings plan, see Note 9 “Employee Benefits—Kinder Morgan Savings Plan” to the consolidated financial statements contained in KMP’s Annual Report on Form 10-K for the year ended December 31, 2011, which is included in this filing as Exhibit 99.1 and incorporated herein by reference.  As a result of a cost savings effort in 2009, all officers with the position of vice president or higher, including the named executive officers, were suspended from receiving any company contributions commencing February 15, 2009. Company contributions for these employees were reinstated effective February 1, 2010.

Kinder Morgan, Inc. Cash Balance Retirement Plan. Employees of KMI and KMGP Services Company, Inc., including the named executive officers, are also eligible to participate in the Kinder Morgan, Inc. Retirement Plan, referred to as the Cash Balance Retirement Plan, a cash balance plan. Employees accrue benefits through a Personal Retirement Account, referred to as the PRA, in the Cash Balance Retirement Plan.  We allocate contribution credits equivalent to 3% of eligible compensation every pay period to participants’ PRAs. For plan years prior to 2011, interest was credited to the PRA at the 30-year U.S. Treasury bond rate published in the Internal Revenue Bulletin for the November of the prior year. Beginning January 1, 2011, interest is credited to the PRA at the 5-year U.S. Treasury bond rate published in the Internal Revenue Bulletin for the November of the prior year, plus 0.25%. Employees become 100% vested in the plan after three years and may take a lump sum distribution upon termination of employment or retirement.

Item 11. Executive Compensation. (continued)	Kinder Morgan Management, LLC Form 10-K

As a result of a cost savings effort in 2009, all company contributions to the plan were suspended from April 12, 2009 through December 31, 2009.  Company contributions were reinstated effective January 1, 2010.

The following table sets forth the estimated actuarial present value of each named executive officer’s accumulated pension benefit as of December 31, 2011, under the provisions of the Cash Balance Retirement Plan.  With respect to the named executive officers, the benefits were computed using the same assumptions used for financial statement purposes, assuming current remuneration levels without any salary projection, and assuming participation until normal retirement at age 65.  These benefits are subject to federal and state income taxes, where applicable, but are not subject to deduction for social security or other offset amounts.

Pension Benefits
Name	Plan Name	Current Credited Yrs of Service	Present Value of Accumulated Benefit (a)	Contributions During 2011
Richard D. Kinder	Cash Balance	11	$-	$-
Kimberly A. Dang	Cash Balance	10	61,760	8,280
Steven J. Kean	Cash Balance	10	73,689	8,469
Joseph Listengart	Cash Balance	11	84,514	8,641
C. Park Shaper	Cash Balance	11	84,514	8,641
__________

(a)	The present values in the Pension Benefits table are current year-end balances.

Contingent Payment Obligations Under KMI’s Shareholders Agreement

KMI has certain contingent payment obligations under the terms of its shareholders agreement that may be considered compensation to holders of Class B shares and Class C shares, including the agreement to pay certain tax compliance expenses for a holder of Class B shares or Class C shares in certain events related to such holder’s ownership of Class B shares or Class C shares.  See “—Certain Relationships and Related Transactions Involving KMI—Shareholders Agreement—Payment of Certain Costs and Expenses."

Potential Payments Upon Termination or Change-in-Control

Our named executive officers (excluding Richard D. Kinder) are entitled to certain benefits in the event their employment is terminated by KMI without cause or by them with good reason, whether or not related to a change in control.  See “—Other Potential Post-Employment Benefits—Severance Agreements” below for a description of the terms.  Mr. Kinder is also entitled to certain benefits under his employment agreement upon his termination by KMK without cause or by him with good reason, whether or not related to a change in control.  See “Other Potential Post-Employment Benefits—Employment Agreement” below for a description of the terms.  Upon termination of employment of a named executive officer due to death or disability (as determined in accordance with our long-term disability plan covering such employee), all of his or her KMI Class B shares will no longer be subject to forfeiture.  In the event of a termination of employment of a named executive officer by KMI without “cause” or by a named executive officer with “good reason” (as each such term is defined in KMI’s shareholders agreement and described under “Other Potential Post-Employment Benefits—Severance Agreements”), 50% of his or her KMI Class B shares will no longer be subject to forfeiture.  In addition, all unvested KMI Class B shares will no longer be subject to forfeiture upon a change of control (as defined in KMI’s shareholders agreement and described under “—Compensation Related to the Going-Private Transaction—Comparison of Class B Units to Class B Shares”).

The following tables list separately the potential payments and benefits upon a change in control of KMI and the potential payments and benefits upon a termination of employment for our named executive officers.  The tables assume the triggering event for the payments or provision of benefits occurred on December 31, 2011.  Actual amounts payable to each executive listed below upon termination can only be determined definitively at the time of each executive’s actual departure.  In addition to the amounts shown in the tables below, each executive would receive payments for amounts of base salary and vacation time accrued through the date of termination and payment for any reimbursable business expenses incurred prior to the date of termination.

Item 11. Executive Compensation. (continued)	Kinder Morgan Management, LLC Form 10-K

Potential Payments Upon Termination of Employment or Change in Control for Richard D. Kinder

	Termination Payment	Benefit Continuation	Value of KMI Class B Shares No Longer Subject to Forfeiture (d)
Termination without “cause” or “good reason” or due to “change in duties”(a)(c)	$2,250,000	$34,320	$	N/A
Termination due to death or “disability”(a)(b)	750,000	-		N/A
Upon a change in control	N/A	N/A		N/A
__________

(a)	As such terms are defined in Mr. Kinder’s employment agreement and described under “—Other Potential Post-Employment Benefits—Employment Agreement.”
(b)	If Mr. Kinder becomes disabled, he is eligible for the same medical benefits as most other employees.
(c)	With respect to Class B shares, as the terms “cause” and “good reason” are defined in KMI’s shareholders agreement and described under “—Other Potential Post-Employment Benefits—Severance Agreements.”
(d)
Because the number of Class P shares into which the Class B shares of a series will convert depends on the total value received in excess of an agreed upon return threshold by the holders of the corresponding series of Class A shares when such Class A shares are converted into Class P shares, the market value of the Class B shares is not readily determinable.

Potential Payments Upon Termination of Employment or Change in Control for Other Named Executive Officers

	Termination Without Cause or Good Reason		Value of KMI Class B Shares No Longer Subject to Forfeiture (a)
Name	Salary Continuation	Benefit Continuation	Upon Change in Control or Termination due to Death or Disability		Upon Termination Without Cause or for Good Reason
Kimberly A. Dang	$300,000	$17,160	$	N/A	$	N/A
Steven J. Kean	300,000	17,160		N/A		N/A
Joseph Listengart	300,000	17,160		N/A		N/A
C. Park Shaper	600,000	34,320		N/A		N/A
__________

(a)
Because the number of Class P shares into which the Class B shares of a series will convert depends on the total value received in excess of an agreed upon return threshold by the holders of the corresponding series of Class A shares when such Class A shares are converted into Class P shares, the market value of the Class B shares is not readily determinable.

Other Potential Post-Employment Benefits

Employment Agreement. On October 7, 1999, Richard D. Kinder entered into an employment agreement with KMK pursuant to which he agreed to serve as KMK’s Chairman and Chief Executive Officer.  His employment agreement provides for a term of three years and one year extensions on each anniversary of October 7th. Mr. Kinder, at his initiative, accepted an annual salary of $1 to demonstrate his belief in KMK’s and KMP’s long-term viability.  Mr. Kinder continues to accept an annual salary of $1, and he receives no other compensation from us.

We believe that Mr. Kinder’s employment agreement contains provisions that are beneficial to us, and, accordingly, Mr. Kinder’s employment agreement is extended annually at the request of KMI’s and our boards of directors.  For example, with limited exceptions, Mr. Kinder is prevented from competing in any manner with KMK or any of its subsidiaries while he is employed by KMK and for 12 months following the termination of his employment.  The employment agreement provides that he will receive a severance payment equal to $2.25 million in the event his employment is terminated without “cause” or in the event he is subject to a “change in duties” without his consent.  His employment agreement also provides that in the event of his death or termination due to his total and permanent disability, he or his estate will receive an amount equal to the greater of his annual salary ($1) or $750,000, and in the case of his total and permanent disability, such amount will be an annual amount until the effective date of termination of employment.  In addition, under the terms of KMI’s shareholders agreement, Mr. Kinder also has agreed not to compete

Item 11. Executive Compensation. (continued)	Kinder Morgan Management, LLC Form 10-K

with KMI or any of its subsidiaries for an additional period of one year and not to solicit KMI or any of its subsidiaries employees or interfere with certain of their business relationships during the term of his employment and for two years thereafter.

Upon a change in control and a termination of Mr. Kinder’s employment by KMK or by Mr. Kinder, certain payments made to him could be subject to the excise tax imposed on “excess parachute payments” by the Internal Revenue Code.  Pursuant to his employment agreement, Mr. Kinder is entitled to have his compensation “grossed up” for all such excise taxes and any federal, state and local taxes applicable to such gross-up payment (including any penalties and interest).  We estimate the amount of such gross up payment for Mr. Kinder’s termination payment and benefits to be approximately $1.05 million.  The estimate of “excess parachute payments” for purposes of these calculations does not take into account any mitigation for payments which could be shown (under the facts and circumstances) not to be contingent on a change in control or for any payments being made in consideration of non-competition agreements or as reasonable compensation. The gross-up calculations assume an excise tax rate of 20%, a statutory federal income tax rate of 35%, and a Medicare tax rate of 1.45%.  If upon a change in control Mr. Kinder’s employment does not terminate, he would only be entitled to the immediate vesting of any Class B shares.

Under the employment agreement, “cause” means (i) a grand jury indictment or prosecutorial information charging Mr. Kinder with illegal or fraudulent acts, criminal conduct or willful misconduct; (ii) a grand jury indictment or prosecutorial information charging Mr. Kinder with any criminal acts involving moral turpitude; (iii) grossly negligent failure by Mr. Kinder to perform his duties in a manner which he has reason to know is in KMK’s best interest; (iv) bad faith refusal by Mr. Kinder to carry out reasonable instructions of the board of directors of KMK; and (v) a material violation by Mr. Kinder of any of the terms of the employment agreement.

Under the employment agreement, “change in duties” means, without Mr. Kinder’s written consent, any of the following (i) a significant reduction in the nature, scope of authority or duties of Mr. Kinder; (ii) a substantial reduction in Mr. Kinder’s existing annual base salary or bonus opportunity; (iii) receipt of employee benefits by Mr. Kinder that are materially inconsistent with the employee benefits provided by KMI to executives with comparable duties; or (iv) a change of more than 50 miles in the location of Mr. Kinder’s principal place of employment.

Severance Agreements. In connection with KMI’s initial public offering, a subsidiary of KMI entered into severance agreements with respect to eleven of its, or its subsidiaries’, executive officers (including the named executive officers other than Richard D. Kinder) that provide for severance in the amount of the executive’s salary plus benefits during the executive’s non-compete period, ranging from one to two years following the executive’s termination of employment, if the executive voluntarily terminates his or her employment for “good reason” or the executive’s employment with KMI and its subsidiaries is terminated “without cause.” The other employees who did not enter into severance agreements with KMI are eligible for the same severance policy as all regular full time U.S.-based employees not covered by a bargaining agreement, which caps severance payments at an amount equal to six months of salary.

Under the severance agreements, “cause” means any of the following: (i) conviction of a felony, (ii) commission of fraud or embezzlement against KMI or any of its subsidiaries, (iii) gross neglect of, or gross or willful misconduct in connection with the performance of, duties that is not cured within 30 days after written notice, (iv) willful failure or refusal to carry out reasonable and lawful instructions of the Chief Executive Officer or KMI’s board of directors that is not cured within 30 days after written notice, (v) failure to perform duties and responsibilities as the individual’s primary business activity, (vi) judicial determination that the individual breached fiduciary duties, (vii) willful and material breach of the shareholders agreement, certificate of incorporation or bylaws that is not cured within 30 days after written notice or (viii) material breach of a non-compete provision in the case of specified officers that is not cured with 30 days after written notice.  Under the shareholders agreement, “good reason” occurs when one of the following events occurs without an employee’s consent, such employee provides written notice, such event is not corrected after such notice and the employee resigns: (i) material diminution in the employee’s duties and responsibilities, (ii) material reduction in the employee’s annual base salary or aggregate benefits, (iii) material reduction in the employee’s bonus opportunity, (iv) relocation of the employee’s primary place of employment by more than 50 miles or (v) willful and intentional breach of the shareholders agreement by KMI that has a material and adverse effect on the employee.

Summary Compensation Table

The following table shows compensation paid or otherwise awarded to our:

•	principal executive officer,

•	principal financial officer, and

Item 11. Executive Compensation. (continued)	Kinder Morgan Management, LLC Form 10-K

•
three most highly compensated executive officers (other than the principal executive officer and principal financial officer) serving at fiscal year-end 2011 (collectively referred to as the “named executive officers”) for services rendered to KMI affiliated entities, including us and KMP,  during fiscal years 2011, 2010 and 2009.

The amounts in the columns below represent the total compensation paid or awarded to the named executive officers by all our affiliated entities.

			(a)	(b)	(c)	(d)
Name and Principal Position	Year	Salary	Bonus	Non-Equity Incentive Plan Compensation	Change in Pension Value	All Other Compensation	Total
Richard D. Kinder	2011	$1	$-	$-	$-	$-	$1
Director, Chairman and	2010	1	-	-	-	-	1
Chief Executive Officer	2009	1	-	-	-	-	1

Kimberly A. Dang	2011	300,000	175,000	625,000	8,280	13,330	1,121,610
Vice President and	2010	294,444	-	500,000	9,544	11,704	815,692
Chief Financial Officer	2009	257,692	-	550,000	4,243	3,115	815,050

Steven J. Kean	2011	300,000	-	1,250,000	8,469	15,028	1,573,497
Director, Executive Vice	2010	294,444	-	1,000,000	10,058	13,247	1,317,749
President and Chief	2009	257,692	-	1,250,000	4,683	4,251	1,516,626
Operating Officer

Joseph Listengart	2011	300,000	250,000	750,000	8,641	13,330	1,321,971
Vice President, General	2010	294,444	-	740,000	10,524	11,665	1,056,633
Counsel and Secretary	2009	257,692	-	925,000	5,082	2,866	1,190,640

C. Park Shaper	2011	300,000	250,000	1,300,000	8,641	14,170	1,872,811
Director and President	2010	294,444	-	1,040,000	10,524	12,925	1,357,893
	2009	257,692	-	1,300,000	5,082	3,971	1,566,745
__________

(a)	Represents bonus payments awarded and paid by KMI to the executive officers in connection with their efforts in KMI’s February 2011 initial public offering.
(b)	Represents amounts paid according to the provisions of the Annual Incentive Plan then in effect. Amounts were earned in the fiscal year indicated but were paid in the next fiscal year.
(c)
Represents the 2011, 2010 and 2009, as applicable, change in the actuarial present value of accumulated defined pension benefit (including unvested benefits) according to the provisions of the Kinder Morgan, Inc. Cash Balance Retirement Plan.

(d)
Amounts include value of contributions to the KMI Savings Plan (a 401(k) plan), value of group-term life insurance exceeding $50,000, and taxable parking subsidy. Amounts in 2011, 2010 and 2009 representing the value of contributions to the KMI Savings Plan are $12,250, $11,022 and $2,308, respectively.

Grants of Plan-Based Awards

The following supplemental compensation table shows compensation details on the value of all non-guaranteed and non-discretionary incentive awards granted during 2011 to the named executive officers. The table includes awards made during or for 2011.  The information in the table under the caption “Estimated Future Payouts Under Non-Equity Incentive Plan Awards” represents the threshold, target and maximum amounts payable under the KMI Annual Incentive Plan for performance in 2011.  Amounts actually paid under that plan for 2011 are set forth in the Summary Compensation Table under the caption “Non-Equity Incentive Plan Compensation.”

	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(a)
Name	Threshold	Target	Maximum
Richard D. Kinder	$-	$-	$-
Kimberly A. Dang	500,000	1,000,000	1,500,000
Steven J. Kean	750,000	1,500,000	3,000,000
Joseph Listengart	500,000	1,000,000	1,500,000
C. Park Shaper	750,000	1,500,000	3,000,000

Item 11. Executive Compensation. (continued)	Kinder Morgan Management, LLC Form 10-K

__________
(a)	See “—Compensation Discussion and Analysis—Elements of Compensation” and “—Possible Annual Cash Bonus (Non-Equity Cash Incentive)” above for further discussion of these awards.

Outstanding Equity Awards at Fiscal Year-End

Option Awards and Stock Awards

None of the named executive officers has been awarded any stock options, restricted stock or similar stock-based awards, and we do not expect to grant any such awards to the named executive officers while the Sponsor Investors hold Class A shares.

Awards of Participation Interests in the Going Private Transaction

The holders of Class P common stock do not bear any of the economic cost of, and are not diluted by, the Class B shares, and the Class B shares and the conversions of Class B shares into Class P shares do not impact the per share dividends paid on the Class P shares or the aggregate dividends KMI pays to its shareholders.  In connection with the Going Private Transaction, members of management, including the named executive officers, were awarded Kinder Morgan Holdco LLC Class B units as participation interests.  The awards and terms of the Class B units, determined after extensive negotiations between management and the Sponsor Investors, provided that the investors in the Going Private Transaction would bear the economic burden of any value of the Class B units, in exchange for which management agreed to forego any long-term compensation at least until the Sponsor Investors sell their interests in KMI.  The Class B units were converted into Class B shares in connection with KMI initial public offering, and the terms of the Class B shares continued to provide that the investors in the Going Private Transaction, and thus not the public shareholders, would bear the economic cost related to any Class B share value.  The aggregate amount of our Class P common stock into which the Class A shares, Class B shares and Class C shares can convert is fixed.  The conversion of Class B shares into Class P shares reduces the number of Class P shares into which the Class A shares and Class C shares can convert.  Therefore, we view the Class B shares, along with the Class A shares and Class C shares, as participation interests in the Going Private Transaction, rather than as awards of stock-based compensation.

The Class B shares are not subject to time vesting but may be forfeited upon termination of employment.  In addition, the number of Class P shares into which the Class B shares of a series will convert depends on the total value in excess of an agreed upon return threshold received by the holders of the corresponding series of Class A shares when such Class A shares are converted into Class P shares.  As a result, the remaining Class B shares of a series may convert into zero Class P shares if the return threshold is not met.

The following table sets forth the number of Class B shares held by each named executive officer as of December 31, 2011.  As noted above, the holders of Class P common stock do not bear any of the economic cost of, and are not diluted by, the Class B shares, and the Class B shares and the conversions of Class B shares into Class P shares do not impact the per share dividends paid on the Class P shares or the aggregate dividends KMI pays to its shareholders.

Name	Number of shares	Market value of shares (d)
Richard D. Kinder (a)	37,653,039	N/A
Kimberly A. Dang (b)	2,353,315	N/A
Steven J. Kean	7,530,608	N/A
Joseph Listengart	3,765,304	N/A
C. Park Shaper (c)	10,354,586	N/A

____________
(a)	Includes 12,551,013 Class B shares that Mr. Kinder transferred to a limited partnership. Mr. Kinder disclaims 99% of any beneficial and pecuniary interest in those shares.
(b)	All of such Class B shares have been transferred by Mrs. Dang to a limited partnership. Mrs. Dang disclaims 10% of any beneficial and pecuniary interest in those shares.
(c)	All of such Class B shares have been transferred by Mr. Shaper to a limited partnership. Mr. Shaper disclaims 21% of any beneficial and pecuniary interest in those shares.
(d)
Because the number of Class P shares into which the Class B shares of a series will convert depends on the total value received in excess of an agreed upon return threshold by the holders of the corresponding series of Class A shares when such Class A shares are converted into Class P shares, the market value of the Class B shares is not readily determinable.   Assuming all of the

Item 11. Executive Compensation. (continued)	Kinder Morgan Management, LLC Form 10-K

outstanding Class A shares were converted into Class P shares as of December 30, 2011 (the last trading day of the year) and such Class P shares were sold to third parties for net proceeds of $32.17 per share (the closing market price of the Class P shares on December 30, 2011), the Class B shares held by the named executive officers would convert into the following numbers of Class P shares: Mr. Kinder – 29,248,080; Mrs. Dang – 1,828,005; Mr. Kean – 5,849,616; Mr. Listengart – 2,924,808; and Mr. Shaper – 8,043,222.  These Class P shares would have the following indicated market values as of December 30, 2011: Mr. Kinder – $940,910,739; Mrs. Dang – $58,806,921; Mr. Kean –$188,182,148; Mr. Listengart – $94,091,074; and Mr. Shaper – $258,750,453.  All Class P shares and associated value received by the Class B shareholders, including the named executive officers, will reduce the number of Class P shares and value that otherwise would have been received by Richard D. Kinder and the Sponsor Investors, as the only remaining holders of Class A shares, and will not impact the public shareholders.   As such, the net value realized by Mr. Kinder will be significantly less than as indicated above.

Stock Vested

As described above under “Outstanding Equity Awards at Fiscal Year-End,” the Class B shares are not subject to time vesting.  However, viewing the conversion of Class B shares into Class P shares as “vesting” of stock awards, the following table sets forth the number of Class P shares acquired by the named executive officers upon the conversions of Class B shares and the value realized upon such conversions and from dividends during 2011.  The Class P shares acquired and value realized set forth in the following table reduced both the number of Class P shares and the amount of dividends that otherwise would have been received by the Sponsor Investors with respect to their Class A shares.  These shares acquired and value realized in no way diluted, or impacted the dividends received by, KMI’s public shareholders.

Name	Number of Class P shares acquired(a)	Value realized(b)
Richard D. Kinder (c)	1,654,302	$60,939,967
Kimberly A. Dang (d)	103,394	3,808,751
Steven J. Kean	330,860	12,187,982
Joseph Listengart	165,430	6,093,991
C. Park Shaper (e)	454,933	16,758,489
_________

(a)	The number of Class B shares converted were as follows: Mr. Kinder – 2,346,962; Mrs. Dang – 146,685; Mr. Kean – 469,392; Mr. Listengart – 234,696; and Mr. Shaper – 645,414.
(b)
Calculated as the number of Class P shares acquired multiplied by $27.77, the closing market price of the Class P shares on November 16, 2011, the date of conversion.  Also includes the amount of “priority dividends” (as defined in our certificate of incorporation) received on the Class B shares, which dividends reduce the value that will ultimately be realized on the Class B shares.  The amounts of the priority dividends received in 2011 were as follows: Mr. Kinder – $15,000,000; Mrs. Dang – $937,500; Mr. Kean – $3,000,000; Mr. Listengart – $1,500,000; and Mr. Shaper – $4,125,000.

(c)
Mr. Kinder transferred 33% of his Class B shares to a limited partnership.  Mr. Kinder disclaims 99% of any beneficial and pecuniary interest in the shares held and value realized by the limited partnership.

(d)
Mrs. Dang transferred all of her Class B shares to a limited partnership.  Mrs. Dang disclaims 10% of any beneficial and pecuniary interest in the shares held and value realized by the limited partnership.

(e)
Mr. Shaper transferred all of his Class B shares to a limited partnership.  Mr. Shaper disclaims 21% of any beneficial and pecuniary interest in the shares held and value realized by the limited partnership.

Risks Associated with Compensation Practices

KMGP Services Company, Inc., KMI, and Kinder Morgan Canada Inc. employ all persons necessary for the operation of our business, and in our opinion, our compensation policies and practices for all persons necessary for the operation of our business do not create risks that are reasonably likely to have a material adverse effect on our business, financial position, results of operations or cash flows.  Our belief is based on the fact that our employee compensation—primarily consisting of annual salaries and cash bonuses—is based on performance that does not reward risky behavior and is not tied to entering into transactions that pose undue risks to us.

Director Compensation

Compensation Committee Interlocks and Insider Participation. Our compensation committee, comprised of Mr. Ted A. Gardner, Mr. Gary L. Hultquist and Mr. Perry M. Waughtal, makes compensation decisions regarding our and Kinder Morgan G.P., Inc.’s executive officers.  Mr. Richard D. Kinder, Mr. James E. Street, and Mr. C. Park Shaper and Mr. Steven J. Kean, who are our executive officers, participate in the deliberations of our compensation committee concerning

Item 11. Executive Compensation. (continued)	Kinder Morgan Management, LLC Form 10-K

executive officer compensation. None of the members of our compensation committee is or has been one of our officers or employees, and none of our executive officers served during 2011 on a board of directors or compensation committee of another entity which has employed any of the members of our board of directors or compensation committee.

Directors Fees

Awards under Kinder Morgan Energy Partners, L.P.’s Common Unit Compensation Plan for Non-Employee Directors serve as compensation for each of our three non-employee directors.  This plan is described in Note 12, “—Kinder Morgan Energy Partners, L.P. Common Unit Compensation Plan for Non-Employee Directors” of the notes to the consolidated financial statements contained in KMP’s Annual Report on Form 10-K for the year ended December 31, 2011, which is included in this filing as Exhibit 99.1 and incorporated herein by reference.  Our Directors who are also employees of KMI (Messrs. Richard D. Kinder and C. Park Shaper) do not receive compensation in their capacity as directors.

On April 1, 2003, our compensation committee established our Directors’ Unit Appreciation Rights Plan, and pursuant to this plan, each of our then three non-employee directors received common unit appreciation rights.  During the first board meeting of 2005, the plan was terminated and replaced by the Kinder Morgan Energy Partners, L.P. Common Unit Compensation Plan for Non-Employee Directors. In December 2011, all remaining 17,500 outstanding unit appreciation rights were exercised.  For more information on this plan, see Note 12 “—Directors’ Unit Appreciation Rights Plan” of the notes to the consolidated financial statements contained in KMP’s Annual Report on Form 10-K for the year ended December 31, 2011, which is included in this filing as Exhibit 99.1 and incorporated herein by reference.

The following table discloses the compensation earned by each of our four non-employee directors for board service during fiscal year 2011.  In addition, directors are reimbursed for reasonable expenses in connection with board meetings.

Name	Fees Earned or Paid in Cash(a)	Common Unit Awards(b)	All Other Compensation(c)	Total
Ted A Gardner	$90,000	$-	$-	$90,000
Gary L. Hultquist	180,000	-	-	180,000
C. Berdon Lawrence	1,518	176,964	5,562	184,044
Perry M. Waughtal	180,000	-	203,000	383,000
_________

(a)
Mr. Gardner was elected a KMR director effective July 20, 2011, filling the vacancy left by Mr. Lawrence, who served as a KMR director until his resignation that same day.  For Mr. Lawrence, amount represents one-half of the difference between (i) his total cash compensation award and (ii) the value of cash compensation received in the form of our common units (see Note (b)).

(b)
For Mr. Lawrence, amount represents the value of cash compensation received in the form of our common units according to the provisions of our Common Unit Compensation Plan for Non-Employee Directors.  Value computed as the number of common units elected to be received in lieu of cash (2,450) multiplied by the closing price on the day cash compensation is approved ($72.23 on January 18, 2011).

(c)
For Mr. Lawrence, amount represents distributions paid on unvested common units awarded according to the provisions of our Common Unit Compensation Plan for Non-Employee Directors.  For Mr. Waughtal, amount represents the unrealized value of common unit appreciation rights earned according to the provisions of our Directors’ Unit Appreciation Rights Plan for Non-Employee Directors and determined according to the share-based payment provisions of generally accepted accounting principles— for 17,500 common unit appreciation rights, equal to the increase in value of a corresponding common unit from December 31, 2010 ($70.26) to his exercise date of December 21, 2011 ($81.86).

Compensation Committee Report

Throughout fiscal 2011, the compensation committee of KMR’s board of directors was comprised of three directors (Mr. Gary L. Hultquist and Mr. Perry M. Waughtal for the full fiscal year, Mr. C. Berdon Lawrence until his resignation from the compensation committee effective July 20, 2011, and Mr. Ted A. Gardner since replacing Mr. Lawrence on the compensation committee effective July 20, 2011), each of whom the KMR board of directors has determined meets the criteria for independence under KMR’s governance guidelines and the New York Stock Exchange rules.

Item 11. Executive Compensation. (continued)	Kinder Morgan Management, LLC Form 10-K

The compensation committee has discussed and reviewed the above Compensation Discussion and Analysis for fiscal year 2011 with management.  Based on this review and discussion, the compensation committee recommended to our board of directors, that this Compensation Discussion and Analysis be included in this annual report on Form 10-K for the fiscal year 2011.

Compensation Committee:

Ted A. Gardner
Gary L. Hultquist
Perry M. Waughtal

Kinder Morgan Management, LLC Form 10-K

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information as of January 31, 2012, regarding (a) the beneficial ownership of KMP’s common and Class B units and our shares by all our directors and those of Kinder Morgan G.P., Inc., by each of the named executive officers identified in Item 11 “Executive Compensation” and by all our directors and executive officers as a group and (b) the beneficial ownership of KMP’s common and Class B units and our shares by all persons known by us to own beneficially at least 5% of such units or shares. Unless otherwise noted, the address of each person below is c/o Kinder Morgan Energy Partners, L.P., 500 Dallas Street, Suite 1000, Houston, Texas 77002.

Amount and Nature of Beneficial Ownership(a)
	Common Units		Class B Units		Kinder Morgan Management Shares
Name	Number of Units	Percent of Class(b)	Number of Units	Percent of Class(c)	Number of Shares	Percent of Class(d)
Richard D. Kinder(e)	315,979	*	-	-	258,368	*
C. Park Shaper	4,000	*	-	-	36,045	*
Ted A. Gardner (f)	43,404	*	-	-	72,765	*
Gary L. Hultquist	1,000	*	-	-	-	-
Perry M. Waughtal	46,918	*	-	-	80,295	*
Steven J. Kean	1,780	*	-	-	2,436	*
Joseph Listengart	5,498	*	-	-	2,728	*
Kimberly A. Dang	121	*	-	-	598	*
Directors and Executive Officers as a group (14 persons)(g)	421,004	*	-	-	465,115	*
Kinder Morgan, Inc.(h)	16,370,428	7.03%	5,313,400	100.00%	14,055,426	14.27%
Kayne Anderson Capital Advisors, L.P. and Richard A. Kayne(i)	-	-	-	-	8,165,754	8.29%
____________
*  Less than 1%.

(a)	Except as noted otherwise, each beneficial owner has sole voting power and sole investment power over the units and shares listed.
(b)	As of January 31, 2012, KMP had 232,837,732 common units issued and outstanding.
(c)	As of January 31, 2012, KMP had 5,313,400 Class B units issued and outstanding.
(d)
Represent our limited liability company shares.  As of January 31, 2012, we had 98,509,389 shares issued and outstanding, including two voting shares owned by Kinder Morgan G.P., Inc.  In all cases, KMP i-units will be voted in proportion to the affirmative and negative votes, abstentions and non-votes of owners of our shares.  Through the provisions in KMP’s partnership agreement and our limited liability company agreement, the number of our outstanding shares, including voting shares owned by Kinder Morgan G.P., Inc. and the number of KMP i-units will at all times be equal.

(e)	Includes 7,879 KMP common units and 1,146 of our shares owned by Mr. Kinder’s spouse. Mr. Kinder disclaims all beneficial and pecuniary interest in these common units and shares.
(f)	Includes 3,607 of our shares owned by Mr. Gardner’s spouse. Also includes 3,968 of our shares held for one of Mr. Gardner’s children. Mr. Gardner disclaims beneficial ownership in these shares.
(g)
Includes 9,090 KMP common units and 4,753 of our shares owned by executives’ spouses and 4,867 of our shares held by executives and directors for their respective children.  The respective executives disclaim any beneficial ownership in 9,090 KMP common units and 4,753 of our shares.

(h)	Includes common units owned by KMI and its consolidated subsidiaries, including 1,724,000 KMP common units owned by Kinder Morgan G.P., Inc.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. (continued)	Kinder Morgan Management, LLC Form 10-K

(i)
As reported on the Schedule 13G/A filed February 1, 2012 by Kayne Anderson Capital Advisors, L.P. and Richard A. Kayne.  Kayne Anderson Capital Advisors, L.P. reported that in regard to our shares, it had sole voting power over 0 shares, shared voting power over 8,165,289 shares, sole disposition power over 0 shares and shared disposition power over 8,165,289 shares.  Mr. Kayne reports that in regard to our shares, he had sole voting power over 465 shares, shared voting power over 8,165,289 shares, sole disposition power over 465 shares and shared disposition power over 8,165,289 shares.  Kayne Anderson Capital Advisors, L.P.’s and Richard A. Kayne’s address is 1800 Avenue of the Stars, Second Floor, Los Angeles, California 90067.

Our board of directors and its compensation committee previously established a minimum ownership requirement for members of the board with respect to KMP units, our shares or a combination thereof.  As of December 31, 2011, one member of the board, Mr. Hultquist, did not satisfy this minimum ownership requirement.  Effective February 13, 2012, the board, by unanimous consent, determined to provide a waiver of the minimum ownership requirement in the case of Mr. Hultquist until December 31, 2012, or such later date determined by the board.

The following table sets forth as of January 31, 2012, the number of KMI Class P shares, Class A shares, Class B shares and Class C shares of which the individuals listed below have beneficial ownership. The Class A shares, Class B shares and Class C shares are convertible into a fixed aggregate amount of Class P shares under certain circumstances. As of January 31, 2012, there were 170,921,691 Class P shares outstanding, and the Class A shares, Class B shares and Class C shares were convertible into an aggregate of 535,972,387 Class P shares. However, since the Class A shares, Class B shares and Class C shares are convertible into a fixed aggregate number of Class P shares, the conversion of Class B shares and Class C shares into Class P shares will result in a corresponding decrease in the number of Class P shares into which the Class A shares will be able to convert.

Amount and Nature of Beneficial Ownership(a)
	KMI Class P Shares		KMI Class A Shares		KMI Class B Shares		KMI Class C Shares
Name	Number of Shares	Percent of Class(b)	Number of Shares	Percent of Class(c)	Number of Shares	Percent of Class(d)	Number of Shares	Percent of Class(e)
Richard D. Kinder(f)	21,528,167	12.60%	216,538,834	40.40%	37,653,039	40.00%	-	-
C. Park Shaper(g)	1,581,861	*	-	-	10,354,586	11.00%	655,836	28.29%
Ted A. Gardner	200,000	*	-	-	-	-	-	-
Gary L. Hultquist	-	-	-	-	-	-	-	-
Perry M. Waughtal	10,000	*	-	-	-	-	-	-
Steven J. Kean	884,774	*	-	-	7,530,608	8.00%	322,360	13.91%
Joseph Listengart	667,576	*	-	-	3,765,304	4.00%	292,232	12.61%
Kimberly A. Dang(h)	165,549	*	-	-	2,353,315	2.50%	36,172	1.56%
Directors and Executive Officers as a group (14 persons)(i)	26,665,045	15.60%	216,538,834	40.40%	78,318,322	83.20%	1,789,488	77.19%
____________
* Less than 1%.

(a)	Except as noted otherwise, each beneficial owner has sole voting power and sole investment power over the shares listed.
(b)	As of January 31, 2012, KMI had 170,921,691 Class P shares issued and outstanding.
(c)	As of January 31, 2012, KMI had 535,972,387 Class A shares issued and outstanding.
(d)	As of January 31, 2012, KMI had 94,132,596 Class B shares issued and outstanding.
(e)	As of January 31, 2012, KMI had 2,318,258 Class C shares issued and outstanding.
(f)
Includes 46,664 Class A shares owned by Mr. Kinder’s wife.  Mr. Kinder disclaims any and all beneficial or pecuniary interest in the Class A units held by his wife.  Also includes 551,434 Class P shares and 12,551,013 Class B shares held by a limited partnership of which Mr. Kinder controls the voting and disposition power.  Mr. Kinder disclaims 99% of any beneficial and pecuniary interest in these shares.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. (continued)	Kinder Morgan Management, LLC Form 10-K

(g)
Includes 97,504 Class P shares and 10,354,586 Class B shares held by a limited partnership of which Mr. Shaper controls the voting and disposition power. Mr. Shaper disclaims 98% and 21% of any beneficial and pecuniary interest in these Class P and Class B shares, respectively.

(h)
Includes 103,394 Class P shares and 2,353,315 Class B shares held by a limited partnership of which Mrs. Dang controls the voting and disposition power. Mrs. Dang disclaims 10% of any beneficial and pecuniary interest in these shares.

(i)
See notes (f), (g) and (h) above.  Also includes 115,801 Class P shares and 2,635,713 Class B shares held by a limited partnership of which an executive officer controls the voting and disposition power, but in respect of which shares the executive officer disclaims 8% of any beneficial or pecuniary interest.  Also includes 173,701 Class P shares and 3,953,569 Class B shares held by limited partnerships of which an executive officer controls the voting and disposition power but in respect of which shares, the executive officer disclaims 29.4% of any beneficial or pecuniary interest.

Equity Compensation Plan Information

The following table sets forth information regarding our equity compensation plans as of December 31, 2011.  Specifically, the table provides information regarding our Common Unit Compensation Plan for Non-Employee Directors, described in Item 11 “Executive Compensation—Director Compensation—Kinder Morgan Energy Partners, L.P. Common Unit Compensation Plan for Non-Employee Directors,” and Note 12 to KMP’s consolidated financial statements included in KMP’s Annual Report on Form 10-K for the year ended December 31, 2011 and in this filing as Exhibit 99.1.

Plan Category	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	-
Equity compensation plans not approved by security holders	69,782
Total	69,782

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

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

For more information regarding our related party transactions, see Note 4 “Business Activities and Related Party Transactions” of the accompanying notes to consolidated financial statements and Note 11 “Related Party Transactions” to the consolidated financial statements contained in KMP’s Annual Report on Form 10-K for the year ended December 31, 2011, which is included in this filing as Exhibit 99.1 and incorporated herein by reference.

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

board of directors. Through the operation of KMP’s limited partnership agreement and the delegation of control agreement, our board of directors performs the functions of and is the equivalent of a board of directors of KMP. Similarly, the standing committees of our board function as standing committees of the board of KMP. Our board of directors is comprised of the same persons who comprise KMP’s general partner’s board of directors. References in this report to the board mean our board acting as the delegate of and as the board of directors of KMP’s general partner, and references to committees mean committees of the board acting as the delegate of and as the committees of the board of directors of KMP’s general partner.

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

As described above, each of Mr. Gardner, Mr. Hultquist and Mr. Waughtal is also an independent director of Kinder Morgan G.P., Inc.  Further, each has no family relationship with any of our directors or executive officers, KMP or Kinder Morgan G.P., Inc. and each has no direct or indirect material interest in any transaction or proposed transaction required to be reported under Section 404(a) of Regulation S-K.

The board has affirmatively determined that Messrs. Gardner, Hultquist and Waughtal, who constitute a majority of the directors, are independent as described in our governance guidelines and the New York Stock Exchange rules.  In conjunction with all regular quarterly and certain special board meetings, these three non-management directors also meet in executive session without members of management.  In January 2012, Mr. Gardner was elected for a one year term to serve as lead director to develop the agendas for and preside at these executive sessions of independent directors.

The governance guidelines and our audit committee charter, as well as the rules of the New York Stock Exchange and the SEC, require that members of the audit committee satisfy independence requirements in addition to those above.  The board has determined that all of the members of the audit committee are independent as described under the relevant standards.

Item 14.	Principal Accounting Fees and Services.

The following sets forth fees billed for the audit and other services provided by PricewaterhouseCoopers LLP for the fiscal years ended December 31, 2011 and 2010:

	Year Ended December 31,
	2011	2010
Audit fees (a)	$161,000	$153,000
Total	$161,000	$153,000
__________

(a)
Includes fees for integrated audit of annual financial statements and internal control over financial reporting, reviews of the related quarterly financial statements and reviews of documents filed with the SEC.

All services rendered by PricewaterhouseCoopers LLP are permissible under applicable laws and regulations, and were pre-approved by our audit committee.  Pursuant to the charter of our audit committee, the committee’s primary purposes include the following: (i) to select, appoint, engage, oversee, retain, evaluate and terminate our external auditors, (ii) to pre-approve all audit and non-audit services, including tax services, to be provided, consistent with all applicable laws, to us by our external auditors and (iii) to establish the fees and other compensation to be paid to our external auditors.  The audit committee has reviewed the external auditors’ fees for audit services for fiscal year 2011.

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

The financial statements of Kinder Morgan Energy Partners, L.P., our equity method investee, are incorporated herein by reference from pages 109 through 193 of Kinder Morgan Energy Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2011, which is included in this filing as Exhibit 99.1 and incorporated herein by reference.

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

10.4	—	Kinder Morgan, Inc. 2011 Stock Incentive Plan (filed as Exhibit 10.1 to Kinder Morgan, Inc.’s March 31, 2011 Form 10-Q (File No. 1-35081) (the “KMI 10-Q”)).
10.5	—	Form of Restricted Stock Agreement (filed as Exhibit 10.2 to the KMI 10-Q).
10.6	—	Kinder Morgan, Inc. Employee Stock Purchase Plan (filed as Exhibit 10.5 to the KMI 10-Q).
10.7	—	Kinder Morgan, Inc. Annual Incentive Plan (filed as Exhibit 10.6 to the KMI 10-Q).
10.8	—	Severance Agreement with C. Park Shaper (filed as Exhibit 10.7 to the KMI 10-Q).
10.9	—	Severance Agreement with Steven J. Kean (filed as Exhibit 10.8 to the KMI 10-Q).
10.10	—	Severance Agreement with Kimberly A. Dang (filed as Exhibit 10.9 to the KMI 10-Q).
10.11	—	Severance Agreement with Joseph Listengart (filed as Exhibit 10.10 to the KMI 10-Q).
21.1*	—	List of Subsidiaries.
31.1*	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	—	Kinder Morgan Energy Partners, L.P. Annual Report on Form 10-K for the year ended December 31, 2011.
—
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
Date: February 21, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities set forth below and as of the date set forth above.

/s/ Richard D. Kinder	Director, Chairman and Chief Executive Officer
Richard D. Kinder	(Principal Executive Officer)

/s/ Kimberly A. Dang	Vice President and Chief Financial Officer (Principal
Kimberly A. Dang	Financial Officer and Principal Accounting Officer)

/s/ Ted A. Gardner	Director
Ted A. Gardner

/s/ Gary L Hultquist	Director
Gary L. Hultquist

/s/ C. Park Shaper	Director and President
C. Park Shaper

/s/ Perry M. Waughtal	Director
Perry M. Waughtal