Form 10-Q
period 2012-03-31
KINDER MORGAN MANAGEMENT LLC
filed 2012-05-02
CIK 1135017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

F O R M 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012
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

The number of shares outstanding for each of the registrant’s classes of common equity, as of April 30, 2012 was two voting shares and 99,973,532 listed shares.

Kinder Morgan Management, LLC Form 10-Q

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY

Kinder Morgan Management, LLC Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(In Millions Except Per Share Amounts)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Equity in (loss) earnings of Kinder Morgan Energy Partners, L.P.	$(31)	$15
Income tax (benefit) expense	(7)	5

Net (Loss) Income	$(24)	$10

(Loss) Earnings per Share
Basic and Diluted	$(0.24)	$0.11

Number of shares used in computing (Loss) Earnings per Share
Basic and Diluted	99	93

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Millions)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Net (loss) income	$(24)	$10
Other comprehensive (loss) income, net of tax
Change in fair value of derivatives utilized for hedging purposes (net of tax benefit of $5 and $16, respectively)	(12)	(28)
Reclassification of change in fair value of derivatives to net income (net of tax expense of $1 and $3, respectively)	3	6
Foreign currency translation adjustments (net of tax expense of $2 and $3, respectively)	4	5
Adjustments to pension and other postretirement benefit plan liabilities (net of tax benefit of $- and $1, respectively)	-	(1)
Total other comprehensive (loss)	(5)	(18)
Comprehensive (loss)	$(29)	$(8)

The accompanying notes are an integral part of these consolidated financial statements.

Kinder Morgan Management, LLC Form 10-Q

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In Millions Except Shares)

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS

Current assets
Accounts receivable, related party	$10	$10
Other current assets	1	-
Total current assets	11	10

Investment in Kinder Morgan Energy Partners, L.P.	2,684	2,722

Total Assets	$2,695	$2,732

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$2	$3
Accrued other current liabilities	9	7
Total current liabilities	11	10

Deferred income taxes	209	218

Shareholders’ Equity
Voting shares - unlimited authorized; 2 voting shares issued and outstanding	-	-
Listed shares - unlimited authorized; 99,973,532 and 98,509,387 listed shares issued and outstanding, respectively	3,876	3,760
Retained deficit	(1,396)	(1,256)
Accumulated other comprehensive loss	(5)	-
Total Shareholders’ Equity	2,475	2,504

Total Liabilities and Shareholders’ Equity	$2,695	$2,732

The accompanying notes are an integral part of these consolidated financial statements.

Kinder Morgan Management, LLC Form 10-Q

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Millions)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash Flows From Operating Activities
Net (loss) income	$(24)	$10
Adjustments to reconcile net (loss) income to net cash flows from operating activities
Deferred income taxes	(7)	5
Equity in loss (earnings) of Kinder Morgan Energy Partners, L.P.	31	(15)
Changes in components of working capital
Accounts receivable, related party	-	(2)
Other current assets	(1)	-
Accounts payable	(1)	-
Accrued other current liabilities	2	2
Net Cash Provided by Operating Activities	-	-

Cash Flows From Investing Activities
Purchase of i-units of Kinder Morgan Energy Partners, L.P.	-	-
Net Cash Used in Investing Activities	-	-

Cash Flows From Financing Activities
Shares issued	-	-
Net Cash Provided by Financing Activities	-	-

Net Increase in Cash and Cash Equivalents	-	-
Cash and Cash Equivalents, beginning of period	-	-
Cash and Cash Equivalents, end of period	$-	$-

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

On February 16, 2011, Kinder Morgan, Inc. (KMI) completed an initial public offering of its common stock.  Prior to the closing of the initial public offering, its outstanding units were converted into shares of its capital stock.  All of the common stock that was sold in the offering was sold by its existing investors consisting of funds advised by or affiliated with Goldman Sachs & Co., Highstar Capital LP, The Carlyle Group and Riverstone Holdings LLC. No members of management sold shares in the offering, and KMI did not receive any proceeds from the offering.

On October 16, 2011, KMI and El Paso Corporation (EP) announced a definitive agreement whereby KMI will acquire all of the outstanding shares of EP in a transaction that would create one of the largest energy companies in the U.S.  On March 2, 2012, 100% of KMI’s voting shareholders approved the proposed EP acquisition, and on March 9, 2012, more than 95% of voting EP shareholders approved the acquisition.  The close of the merger is expected to occur by the end of May 2012.

On May 1, 2012, the Federal Trade Commission (FTC) voted to accept a proposed settlement order regarding KMI’s pending acquisition of EP.  The FTC also granted early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, allowing the companies to close the transaction.  The settlement order requires KMI to divest certain assets currently held by KMP to an FTC-approved buyer within 180 days from the date that KMI consummates the EP acquisition.  As previously announced, the assets included in this disposal group are KMP’s (i) Kinder Morgan Interstate Gas Transmission natural gas pipeline system; (ii) Trailblazer natural gas pipeline system; (iii) Casper and Douglas natural gas processing operations; and (iv) 50% equity investment in the Rockies Express natural gas pipeline system.  In this report, we refer to this combined group of assets as KMP’s FTC Natural Gas Pipelines disposal group.  Under the settlement order, the assets of KMP’s FTC Natural Gas Pipelines disposal group will be held separate from KMI and KMP’s other businesses until the divestiture is completed.  Prior to KMI’s announcement, KMP included each of the assets in its Natural Gas Pipelines business segment.  Because this combined group of assets, including KMP’s equity investment in Rockies Express, has its own operations and cash flows, KMP now reports this FTC Natural Gas Pipelines disposal group as a business held for sale and financial results of these assets are summarized as (loss) income from discontinued operations for all periods presented in Note 5.

The sale of KMP’s FTC Natural Gas Pipelines disposal group is expected to be completed in the third quarter of 2012. Furthermore, KMI expects to offer to sell (drop-down) all of EP’s Tennessee Gas Pipeline system and a portion of EP’s El Paso Natural Gas pipeline system to KMP in order to replace the assets that it will divest, and KMI expects that these drop-downs will occur contemporaneously with the closing of KMP’s divesture.  KMP also expects that the combination of the asset divestitures and drop-downs will be neutral to its distribution per unit in 2012 and accretive thereafter.

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

Kinder Morgan Management, LLC Form 10-Q
The consolidated financial statements reflect normal adjustments, and also recurring adjustments that are, in the opinion of management, necessary for a fair statement of our financial results for the interim periods.  You should read these interim consolidated financial statements in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2011 (2011 Form 10-K), KMP’s Annual Report on Form 10-K for the year ended December 31, 2011 (KMP 2011 Form 10-K) and KMP’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

Accounting for Investments in KMP

We use the equity method of accounting for our investment in KMP, a publicly traded limited partnership, and its common units are traded on the New York Stock Exchange under the symbol “KMP.” We record, in the period in which it is earned, our share of the earnings of KMP attributable to the i-units we own.  We receive distributions from KMP in the form of additional i-units, which increase the number of i-units we own.  We issue additional shares (or fractions thereof) to our existing shareholders in an amount equal to the additional i-units received from KMP.  At March 31, 2012, through our ownership of KMP i-units, we owned approximately 29.5% of all of KMP’s outstanding limited partner interests.

2.  Earnings per Share

Both basic and diluted earnings per share are computed based on the weighted-average number of shares outstanding during each period, adjusted for share splits.  There are no securities outstanding that may be converted into or exercised for shares.

3.  Share Distributions

Under the terms of our limited liability company agreement, except in connection with our liquidation, we do not pay distributions on our shares in cash but instead make distributions on our shares in additional shares or fractions of shares. At the same time KMP makes a distribution on its common units and i-units, we distribute on each of our shares that fraction of a share determined by dividing the amount of the cash distribution to be made by KMP on each common unit by the average closing market price of a share determined for the ten-trading day period ending on the trading day immediately prior to the ex-dividend date for our shares. The following table presents share distributions we have paid or declared in 2012.

	Share Distributions
	Shares Distributed Per Outstanding Share	Equivalent Distribution Value Per Share(a)	Total Number of Additional Shares Distributed
Distribution Date
February 14, 2012	0.014863	$1.16	1,464,145
May 15, 2012(b)	0.016044	$1.20	1,603,975(c)
__________
(a)
This is the cash distribution paid to each common unit of KMP during the quarter indicated and is used to calculate our distribution of shares as discussed above. Because of this calculation, the market value of the shares distributed on the date of distribution may be less or more than the cash distribution per common unit of KMP.

(b)	Distribution declared on April 18, 2012 and payable to shareholders of record as of April 30, 2012.
(c)
Distribution determined by dividing $1.20, the cash amount to be distributed per KMP common unit by $74.794, the average of our shares’ closing market prices from April 12-25, 2012, the ten consecutive trading days preceding the date on which our shares began to trade ex-dividend under the rules of the New York Stock Exchange.

4.   Business Activities and Related Party Transactions

We do not receive a fee for our services under the delegation of control agreement, nor do we receive any margin or profit when we are reimbursed for expenses incurred. We incurred, on behalf of KMP, approximately $79 million and $73 million of expenses during the three months ended March 31, 2012 and 2011, respectively. The expense reimbursements by KMP to us are accounted for as a reduction to the expense incurred by us. At both March 31, 2012 and December 31, 2011, $10 million, primarily receivables from KMP, is recorded in the caption “Accounts receivable, related party” in the accompanying interim consolidated balance sheets.

Kinder Morgan Management, LLC Form 10-Q

One of our affiliates provides, and incurs expense with respect to, payroll services to KMP. These expenses are reimbursed by KMP at cost. These expenses totaled approximately $114 million and $106 million during the three months ended March 31, 2012 and 2011, respectively.

5.   Summarized Income Statement Information for KMP

Following is summarized income statement information for KMP (in millions).

	Three Months Ended March 31,
	2012	2011
Revenues	$1,848	$1,917
Operating costs, expenses and other(a)	1,282	1,539
Operating income	$566	$378

(Loss) income from discontinued operations(b)	$(272)	$50

Net income	$208	$341

Net income attributable to KMP	$206	$338

General Partner’s interest in income from continuing operations	$324	$279
General Partner’s interest in (loss) income from discontinued operations	$(3)	$1

Limited Partners’ interest in income from continuing operations	$154	$8
Limited Partners’ interest in (loss) income from discontinued operations	$(266)	$49
____________
(a)
First quarter 2011 amount includes an $87 million increase in expense allocated to KMP from KMI and associated with a one-time special cash bonus payment that was paid to non-senior management employees in May 2011; however, we and KMP do not have any obligation, nor did we and KMP pay any amounts related to this expense.

(b)	Represents amounts attributable to KMP’s FTC Natural Gas Pipelines disposal group. 2012 amount includes a $322 million non-cash loss from a remeasurement of net assets to fair value.

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

Income taxes included in our interim consolidated statements of income are as follows (in millions, except percentages):

	Three Months Ended March 31,
	2012	2011
Income tax (benefit) expense	$(7)	$5
Effective tax rate	22.6%	34.4%

Kinder Morgan Management, LLC Form 10-Q

For the three months ended March 31, 2012, our effective tax rate was lower than the statutory federal rate of 35% primarily due to a decrease in our share of non-deductible goodwill associated with our investment in KMP, partially offset by state income taxes.

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

See Note 1 to our consolidated financial statements included elsewhere in this report regarding KMI’s pending acquisition of EP and related sale of KMP’s FTC Natural Gas Pipelines disposal group.

In 2007, KMI completed a Going Private transaction.  See Note 2 of our consolidated financial statements in our 2011 Form 10-K. This transaction is referred to in this report as “KMI’s Going Private transaction.” At that time, the purchase price was “pushed-down” and allocated to the assets and liabilities of its subsidiaries, including us.

Financial Condition

As indicated by the accompanying interim consolidated balance sheets, there has been no material change in our financial condition during the current quarter.

Results of Operations

Our results of operations consist of the offsetting expenses and receipts associated with our managing and controlling the business and affairs of KMP and our equity in the earnings of KMP attributable to the i-units we own. At March 31, 2012, through our ownership of i-units, we owned approximately 29.5% of all of KMP’s outstanding limited partner interests. We use the equity method of accounting for our investment in KMP and record earnings as described below. Our percentage ownership in KMP changes over time upon the distribution of additional i-units to us or upon issuances of additional common units or other equity securities by KMP.

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

Following is summarized income statement information and segment earnings contribution by business segment for KMP. This information should be read in conjunction with the KMP 2011 Form 10-K and the KMP Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

Kinder Morgan Management, LLC Form 10-Q

KMP

	Three Months Ended March 31,
	2012	2011
	(In millions)
Segment earnings before depreciation, depletion, amortization and amortization of excess cost of equity investments(a)
Products Pipelines	$176	$180
Natural Gas Pipelines	222	166
CO2	334	262
Terminals	187	174
Kinder Morgan Canada	50	48
Total segment earnings before DD&A	969	830
Total segment depreciation, depletion and amortization	(239)	(215)
Total segment amortization of excess cost of investments	(2)	(1)
General and administrative expenses(b)	(107)	(189)
Unallocable interest expense, net of interest income	(139)	(132)
Unallocable income tax expense	(2)	(2)
Income from continuing operations	480	291
(Loss) income from discontinued operations(c)	(272)	50
Net income	208	341
Net income attributable to noncontrolling interests	(2)	(3)
Net income attributable to KMP	$206	$338

General Partner’s interest in income from continuing operations	$324	$279
General Partner’s interest in (loss) income from discontinued operations	$(3)	$1

Limited Partners’ interest in income from continuing operations	$154	$8
Limited Partners’ interest in (loss) income from discontinued operations	$(266)	$49
____________
(a)	Includes revenues, earnings from equity investments, allocable interest income and other, net, less operating expenses, allocable income taxes and other expense (income).
(b)
 2011 amount includes $87 million related to a special bonus expense to non-senior management employees allocated to KMP from KMI; however, we and KMP do not have any obligation, nor did we or KMP pay any amounts related to this compensation expense.

(c)	Represents amounts attributable to KMP’s FTC Natural Gas Pipelines disposal group. 2012 amount includes a $322 million non-cash loss from a remeasurement of net assets to fair value.

For the three months ended March 31, 2012 and 2011, KMP reported limited partners’ interest in net (loss) income of $(112) million and $57 million, respectively. Our (loss) net income for the three months ended March 31, 2012 and 2011 was $(24) million and $10 million, respectively.

Our net income for the three months ended March 31, 2012 includes a reduction of $59 million, net of income tax, representing our share of KMP’s $322 million non-cash loss from a remeasurement of net assets to fair value as discussed in footnote (c) to the table above.  Our net income for the three months ended March 31, 2011 includes a reduction of $15 million, net of income tax, representing our share of KMP’s $87 million special bonus as discussed in footnote (b) to the table above.

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

Kinder Morgan Management, LLC Form 10-Q

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

Recent Accounting Pronouncements

None.

Information Regarding Forward-Looking Statements

This report includes forward-looking statements. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. They use words such as “anticipate,” “believe,” “intend,” “plan,” “projection,” “forecast,” “strategy,” “position,” “continue,” “estimate,” “expect,” “may,” or the negative of those terms or other variations of them or comparable terminology. In particular, statements, express or implied, concerning future actions, conditions or events, future operating results or the ability to generate sales, income or cash flow, or to pay dividends or to make distributions are forward-looking statements. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Future actions, conditions or events and future results of our operations and those of KMP may differ materially from those expressed in these forward-looking statements. Please see “Information Regarding Forward-Looking Statements” for KMP included in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2012. Many of the factors that will determine these results are beyond our ability to control or predict. Specific factors that could cause actual results to differ from those in the forward-looking statements include:

•	the terms of KMP’s sales of assets as mandated by the FTC or of drop-downs of assets to KMP from KMI;

•	price trends and overall demand for natural gas liquids, refined petroleum products, oil, carbon dioxide, natural gas, electricity, coal, steel and other bulk materials and chemicals in North America;

•	economic activity, weather, alternative energy sources, conservation and technological advances that may affect price trends and demand;

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

•	engineering and mechanical or technological difficulties that KMP may experience with operational equipment, in well completions and workovers, and in drilling new wells;

•	the uncertainty inherent in estimating future oil and natural gas production or reserves that KMP may experience;

•	KMP’s ability to complete expansion projects on time and on budget;

•	the timing and success of KMP’s business development efforts; and

•	unfavorable results of litigation and the fruition of contingencies referred to in KMP’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

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

See Part I, Item 1A “Risk Factors” of our 2011 Form 10-K and Part II, Item 1A “Risk Factors” in this report for a more detailed description of these and other factors that may affect the forward-looking statements. When considering forward-looking statements, one should keep in mind the risk factors described in our 2011 Form 10-K, in this report, the KMP 2011 Form 10-K and the KMP Quarterly Report on Form 10-Q for the quarter indeed March 31, 2012. The risk factors could cause our actual results to differ materially from those contained in any forward-looking statement. We disclaim any obligation, other than as required by applicable law, to update the above list or to announce publicly the result of any revisions to any of the forward-looking statements to reflect future events or developments.

Kinder Morgan Management, LLC Form 10-Q

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The nature of our business and operations is such that no activities or transactions of the type requiring discussion under this item are conducted or entered into.

Item 4.  Controls and Procedures.

As of March 31, 2012, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There has been no change in our internal control over financial reporting during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

We are not a party to any litigation.

Item 1A. Risk Factors.

Except as set forth below, there have been no material changes in or additions to the risk factors disclosed in Part I, Item 1A “Risk Factors” in our 2011 Form 10-K.

The terms upon which KMP will sell the assets comprising its FTC Natural Gas Pipelines disposal group are uncertain.

As a condition to receiving antitrust approval from the FTC of KMI’s planned acquisition of EP, KMI has agreed to divest the assets comprising KMP’s FTC Natural Gas Pipelines disposal group.  As a result of this agreement, KMP reduced the disposal group’s net asset carrying value to its estimated fair value and recognized a $322 million loss on the remeasurement to fair value.  However, the terms upon which KMP will sell these assets are subject to negotiation and agreement with an as-yet undetermined third party.  As a result, KMP’s estimate of the fair value of the disposal group’s net assets may not reflect the price at which KMP ultimately agrees to sell them.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Information.

None.

Kinder Morgan Management, LLC Form 10-Q

Item 6.  Exhibits.

3.1	—	Second Amended and Restated Limited Liability Company Agreement of the Company, as amended.
4.1	—
Form of Purchase Provisions between the Company and Kinder Morgan, Inc. (included as Annex B to the Second Amended and Restated Limited Liability Company Agreement  filed as Exhibit 3.1 hereto and incorporated herein by reference).

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
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) our Consolidated Statements of Income for the three months ended March 31, 2012 and 2011; (ii) our Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011; (iii) our Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011; and (iv) the notes to our Consolidated Financial Statements.

Kinder Morgan Management, LLC Form 10-Q

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINDER MORGAN MANAGEMENT, LLC (Registrant)
May 1, 2012	/s/ Kimberly A. Dang
Kimberly A. Dang Vice President and Chief Financial Officer (principal financial and accounting officer)