Form 10-Q
period 2012-06-30
KINDER MORGAN MANAGEMENT LLC
filed 2012-07-27
CIK 1135017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

F O R M 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012
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

The number of shares outstanding for each of the registrant’s classes of common equity, as of July 27, 2012 was two voting shares and 101,577,507 listed shares.

Kinder Morgan Management, LLC Form 10-Q

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY

Kinder Morgan Management, LLC Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(In millions except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Equity in loss of Kinder Morgan Energy Partners, L.P.	$(54)	$(20)	$(85)	$(5)
Income tax benefit	(18)	(7)	(25)	(2)

Net loss	$(36)	$(13)	$(60)	$(3)

Loss per share
Basic and diluted	$(0.36)	$(0.14)	$(0.60)	$(0.03)

Number of shares used in computing loss per share
Basic and diluted	101	94	100	94

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net loss	$(36)	$(13)	$(60)	$(3)
Other comprehensive income, net of tax
Change in fair value of derivatives utilized for hedging purposes (net of tax expense (benefit) of $16, $10, $11 and $(6), respectively)	32	18	20	(10)
Reclassification of change in fair value of derivatives to net income (net of tax expense of $-, $5, $1 and $8, respectively)	(1)	8	—	14
Foreign currency translation adjustments (net of tax (benefit) expense of $(2), $1, $- and $4, respectively)	(4)	1	2	6
Adjustments to pension and other postretirement benefit plan liabilities (net of tax benefit of $-, $-, $- and $(1), respectively)	—	—	—	(1)
Total other comprehensive income	27	27	22	9
Comprehensive (loss) income	$(9)	$14	$(38)	$6

The accompanying notes are an integral part of these consolidated financial statements.

Kinder Morgan Management, LLC Form 10-Q

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In millions except shares)

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets
Accounts receivable, related party	$10	$10
Total current assets	10	10

Investment in Kinder Morgan Energy Partners, L.P.	2,671	2,722

Total Assets	$2,681	$2,732

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$3	$3
Accrued other current liabilities	7	7
Total current liabilities	10	10

Deferred income taxes	205	218

Shareholders’ Equity
Voting shares - unlimited authorized; 2 voting shares issued and outstanding	—	—
Listed shares - unlimited authorized; 101,577,507 and 98,509,387 listed shares issued and outstanding, respectively	3,991	3,760
Retained deficit	(1,547)	(1,256)
Accumulated other comprehensive income	22	—
Total Shareholders’ Equity	2,466	2,504

Total Liabilities and Shareholders’ Equity	$2,681	$2,732

The accompanying notes are an integral part of these consolidated financial statements.

Kinder Morgan Management, LLC Form 10-Q

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash Flows From Operating Activities
Net loss	$(60)	$(3)
Adjustments to reconcile net loss to net cash flows from operating activities
Deferred income taxes	(25)	(2)
Equity in loss of Kinder Morgan Energy Partners, L.P.	85	5
Changes in components of working capital
Accounts receivable, related party	—	(4)
Accounts payable	—	(1)
Accrued other current liabilities	—	5
Net Cash Provided by Operating Activities	—	—

Cash Flows From Investing Activities
Purchase of i-units of Kinder Morgan Energy Partners, L.P.	—	—
Net Cash Used in Investing Activities	—	—

Cash Flows From Financing Activities
Shares issued	—	—
Net Cash Provided by Financing Activities	—	—

Net Increase in Cash and Cash Equivalents	—	—
Cash and Cash Equivalents, beginning of period	—	—
Cash and Cash Equivalents, end of period	$—	$—

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

Effective on May 25, 2012, KMI completed the acquisition of all of the outstanding shares of El Paso Corporation, referred to as "EP." EP owns one of North America's largest interstate natural gas pipeline systems and an emerging midstream business. EP also owns a 43.5% limited partner interest and the 2% general partner interest in El Paso Pipeline Partners, L.P., referred to as "EPB." The combined enterprise, including the associated master limited partnerships, KMP and EPB, owns an interest in or operates more than 75000 miles of pipeline and 180 terminals and represents the largest natural gas pipeline network in the United States, the largest independent transporter of petroleum products in the United States, the largest transporter of CO2 in the United States, the second largest oil producer in Texas and the largest independent terminal owner/operator in the United States.

On May 1, 2012, the Federal Trade Commission (FTC) voted to accept a proposed settlement order regarding KMI's acquisition of EP.  The FTC also granted early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, allowing the companies to close the transaction.  The settlement order requires KMI to divest certain assets currently held by KMP to an FTC-approved buyer within 180 days from the date that KMI consummates the EP acquisition. As previously announced, the assets included in this disposal group are KMP's (i) Kinder Morgan Interstate Gas Transmission natural gas pipeline system; (ii) Trailblazer natural gas pipeline system; (iii) Casper and Douglas natural gas processing operations; and (iv) 50% equity investment in the Rockies Express natural gas pipeline system. In this report, we refer to this combined group of assets as KMP's FTC Natural Gas Pipelines disposal group. Under the settlement order, the assets of KMP's FTC Natural Gas Pipelines disposal group will be held separate from KMI and KMP's other businesses until the divestiture is completed. Prior to KMI's announcement, KMP included each of the assets in its Natural Gas Pipelines business segment. Because this combined group of assets, including KMP's equity investment in Rockies Express, has its own operations and cash flows, KMP now reports this FTC Natural Gas Pipelines disposal group as a business held for sale and financial results of these assets are summarized as (loss) income from discontinued operations for all periods presented in Note 5.
KMI expects to offer to sell (drop-down) all of the Tennessee Gas Pipeline system and 50% of the El Paso Natural Gas pipeline system to KMP in order to replace the assets that it will divest. KMI expects the divestitures and the drop-downs to close in the third quarter of this year.
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

Kinder Morgan Management, LLC Form 10-Q

information presented not misleading.

The consolidated financial statements reflect normal adjustments, and also recurring adjustments that are, in the opinion of management, necessary for a fair statement of our financial results for the interim periods.  You should read these interim consolidated financial statements in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2011 (2011 Form 10-K), Exhibit 99.1 of our Report on Form 8-K dated May 3, 2012, KMP’s Annual Report on Form 10-K for the year ended December 31, 2011 (KMP 2011 Form 10-K), Exhibit 99.1 of KMP's Report on Form 8-K dated April 30, 2012 and KMP’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

Accounting for Investments in KMP

We use the equity method of accounting for our investment in KMP, a publicly traded limited partnership, and its common units are traded on the New York Stock Exchange under the symbol “KMP.” We record, in the period in which it is earned, our share of the earnings of KMP attributable to the i-units we own.  We receive distributions from KMP in the form of additional i-units, which increase the number of i-units we own.  We issue additional shares (or fractions thereof) to our existing shareholders in an amount equal to the additional i-units received from KMP.  At June 30, 2012, through our ownership of KMP i-units, we owned approximately 29.3% of all of KMP’s outstanding limited partner interests.

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

	Share Distributions
	Shares Distributed Per Outstanding Share	Equivalent Distribution Value Per Share(a)	Total Number of Additional Shares Distributed
Distribution Date
February 14, 2012	0.014863	$1.16	1,464,145
May 15, 2012	0.016044	$1.20	1,603,975
August 14, 2012(b)	0.015541	$1.23	1,578,616	(c)
__________

(a)
This is the cash distribution paid to each common unit of KMP during the quarter indicated and is used to calculate our distribution of shares as discussed above. Because of this calculation, the market value of the shares distributed on the date of distribution may be less or more than the cash distribution per common unit of KMP.

(b)	Distribution declared on July 18, 2012 and payable to shareholders of record as of July 31, 2012.

(c)
Distribution determined by dividing $1.23, the cash amount to be distributed per KMP common unit by 79.145, the average of our shares’ closing market prices from July 13-26, 2012, the ten consecutive trading days preceding the date on which our shares began to trade ex-dividend under the rules of the New York Stock Exchange.

4.   Business Activities and Related Party Transactions

We do not receive a fee for our services under the delegation of control agreement, nor do we receive any margin or profit when we are reimbursed for expenses incurred. We incurred, on behalf of KMP, approximately $73 million and $152 million of

Kinder Morgan Management, LLC Form 10-Q

expenses during the three and six months ended June 30, 2012, respectively and approximately $71 million and $144 million of expenses during the three and six months ended June 30, 2011, respectively. The expense reimbursements by KMP to us are accounted for as a reduction to the expense incurred by us. At June 30, 2012 and December 31, 2011, $10 million and $10 million, respectively, primarily receivables from KMP, are recorded in the caption “Accounts receivable, related party” in the accompanying interim consolidated balance sheets.

One of our affiliates provides, and incurs expense with respect to, payroll services to KMP. These expenses are reimbursed by KMP at cost. These expenses totaled approximately $98 million and $212 million during the three and six months ended June 30, 2012, respectively and $84 million and $190 million during the three and six months ended June 30, 2011, respectively.

5.   Summarized Income Statement Information for KMP

Following is summarized income statement information for KMP (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues	$1,852	$1,938	$3,700	$3,855
Operating costs, expenses and other(a)(b)	1,337	1,668	2,619	3,207
Operating income	$515	$270	$1,081	$648

(Loss) income from discontinued operations(c)	$(279)	$40	$(551)	$90

Net income	$159	$232	$367	$573

Net income attributable to KMP	$153	$230	$359	$568

General Partner’s interest in income from continuing operations	$336	$292	$657	$572
General Partner’s interest in (loss) income from discontinued operations	$(2)	$—	$(5)	$1

Limited Partners’ interest in income (loss) from continuing operations	$93	$(101)	$247	$(93)
Limited Partners’ interest in (loss) income from discontinued operations	$(274)	$39	$(540)	$88
____________

(a)	Three and six month 2011 amounts include a $165 million increase in expense associated with rate case liability adjustments.

(b)
Six month 2011 amount includes $87 million in expense associated with a one-time special cash bonus payment to non-senior management employees allocated to KMP from KMI; however, we and KMP do not have any obligation, nor did we or KMP pay any amounts related to this expense.

(c)
Represents amounts attributable to KMP’s FTC Natural Gas Pipelines disposal group. The three and six month 2012 amounts include $327 million and $649 million non-cash losses, respectively, from a remeasurement of net assets to fair value.

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

Kinder Morgan Management, LLC Form 10-Q

computations in the period in which such changes are effective. Currently, our only such temporary difference results from our investment in KMP.

Income taxes included in our interim consolidated statements of income are as follows (in millions, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Income tax benefit	$(18)	$(7)	$(25)	$(2)
Effective tax rate	33.3%	33.7%	29.4%	31.3%

For the three and six months ended June 30, 2012 and 2011, our effective tax rate was lower than the statutory federal rate of 35% primarily due to a decrease in our share of non-deductible goodwill associated with our investment in KMP and the impact on deferred taxes of an increase in our state tax rate, which was partially offset by state income taxes.

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

 See Note 1 to our consolidated financial statements included elsewhere in this report regarding KMI's acquisition of EP and related pending sale of KMP's FTC Natural Gas Pipelines disposal group, as well as the planned drop-down of assets to KMP.

In 2007, KMI completed a Going Private transaction. See Note 2 of our consolidated financial statements in our 2011 Form 10-K. This transaction is referred to in this report as “KMI's Going Private transaction.” At that time, the purchase price was “pushed-down” and allocated to the assets and liabilities of its subsidiaries, including us.
Financial Condition

As indicated by the accompanying interim consolidated balance sheets, there has been no material change in our financial condition during the current quarter.

Results of Operations

Our results of operations consist of the offsetting expenses and receipts associated with our managing and controlling the business and affairs of KMP and our equity in the earnings of KMP attributable to the i-units we own. At June 30, 2012, through our ownership of i-units, we owned approximately 29.3% of all of KMP’s outstanding limited partner interests. We use the equity method of accounting for our investment in KMP and record earnings as described below. Our percentage ownership in KMP changes over time upon the distribution of additional i-units to us or upon issuances of additional common units or other equity securities by KMP.

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

Following is summarized income statement information and segment earnings contribution by business segment for KMP. This information should be read in conjunction with the KMP 2011 Form 10-K, Exhibit 99.1 of KMP's Report on Form 8-K

Kinder Morgan Management, LLC Form 10-Q

dated April 30, 2012 and the KMP Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

KMP

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In millions)
Segment earnings before depreciation, depletion, amortization and amortization of excess cost of equity investments(a)
Products Pipelines (b)	$166	$21	$342	$201
Natural Gas Pipelines	190	135	412	301
CO2	327	266	661	528
Terminals	195	171	382	345
Kinder Morgan Canada	52	54	102	102
Total segment earnings before DD&A	930	647	1,899	1,477
Total segment depreciation, depletion and amortization	(248)	(223)	(487)	(438)
Total segment amortization of excess cost of investments	(2)	(2)	(4)	(3)
General and administrative expenses(c)	(98)	(98)	(205)	(287)
Unallocable interest expense, net of interest income	(141)	(129)	(280)	(261)
Unallocable income tax expense	(3)	(3)	(5)	(5)
Income from continuing operations	438	192	918	483
(Loss) income from discontinued operations(d)	(279)	40	(551)	90
Net income	159	232	367	573
Net income attributable to noncontrolling interests	(6)	(2)	(8)	(5)
Net income attributable to KMP	$153	$230	$359	$568

General Partner’s interest in income from continuing operations	$336	$292	$657	$572
General Partner’s interest in (loss) income from discontinued operations	$(2)	$—	$(5)	$1

Limited Partners’ interest in income (loss) from continuing operations	$93	$(101)	$247	$(93)
Limited Partners’ interest in (loss) income from discontinued operations	$(274)	$39	$(540)	$88
___________

(a)	Includes revenues, earnings from equity investments, allocable interest income and other, net, less operating expenses, allocable income taxes and other expense (income).

(b)	Three and six month 2011 amounts include $165 million increase associated with rate case liability adjustments.

(c)
Six month 2011 amount includes $87 million in expense associated with a one-time special cash bonus payment to non-senior management employees allocated to KMP from KMI; however, we and KMP do not have any obligation, nor did we or KMP pay any amounts related to this expense.

(d)
Represents amounts attributable to KMP’s FTC Natural Gas Pipelines disposal group.  The three and six month 2012 amounts include $327 million and $649 million non-cash losses, respectively, from a remeasurement of net assets to fair value.

For the three and six months ended June 30, 2012, KMP reported limited partners' interest in net loss of $(181) million and $(293) million, respectively, and of $(62) million and $(5) million for the three and six months ended June 30, 2011, respectively. Our net loss for the three and six months ended June 30, 2012 was $(36) million and $(60) million, respectively, and $(13) million and $(3) million for the three and six months ended June 30, 2011, respectively.

Our net loss for the three and six months ended June 30, 2012 includes reductions of $60 million and $119 million, respectively, net of income tax, representing our share of KMP's non-cash losses from a remeasurement of discontinued net

Kinder Morgan Management, LLC Form 10-Q

assets to fair value of $327 million and $649 million, for the three and six months ended June 30, 2012, respectively, as discussed in footnote (d) to the table above.
Our net loss for the three and six months ended June 30, 2011 includes $30 million, net of income tax, for our share of KMP's $165 million increase in expense associated with rate case liability adjustments. Additionally, our net loss for the six months ended June 30, 2011 includes a reduction of $15 million, net of income tax, representing our share of KMP's $87 million special bonus described in footnote (c) to the table above.

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

Recent Accounting Pronouncements

None.

Information Regarding Forward-Looking Statements

This report includes forward-looking statements. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. They use words such as “anticipate,” “believe,” “intend,” “plan,” “projection,” “forecast,” “strategy,” “position,” “continue,” “estimate,” “expect,” “may,” or the negative of those terms or other variations of them or comparable terminology. In particular, statements, express or implied, concerning future actions, conditions or events, future operating results or the ability to generate sales, income or cash flow, or to pay dividends or to make distributions are forward-looking statements. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Future actions, conditions or events and future results of our operations and those of KMP may differ materially from those expressed in these forward-looking statements. Please see “Information Regarding Forward-Looking Statements” for KMP included in its Quarterly Report on Form 10-Q for the quarter ended June 30, 2012. Many of the factors that will determine these results are beyond our ability to control or predict.

See Part I, Item 1A “Risk Factors” of our 2011 Form 10-K and Part II, Item 1A “Risk Factors” in this report for a more detailed description of factors that may affect the forward-looking statements. When considering forward-looking statements, one should keep in mind the risk factors described in our 2011 Form 10-K, this report, the KMP 2011 Form 10-K and the KMP Quarterly Report on Form 10-Q for the quarter ended June 30, 2012. The risk factors could cause our actual results to differ materially from those contained in any forward-looking statement. We disclaim any obligation, other than as required by applicable law, to update any forward-looking statements to reflect future events or developments after the date of this report.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The nature of our business and operations is such that no activities or transactions of the type requiring discussion under this item are conducted or entered into.

Item 4.  Controls and Procedures.

Kinder Morgan Management, LLC Form 10-Q

As of June 30, 2012, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There has been no change in our internal control over financial reporting during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As a condition to receiving antitrust approval from the FTC of KMI’s acquisition of EP, KMI has agreed to divest the assets comprising KMP’s FTC Natural Gas Pipelines disposal group.  As a result of this agreement, KMP reduced the disposal group’s net asset carrying value to its estimated fair value and recognized a $649 million loss on the remeasurement to fair value.  However, the terms upon which KMP will sell these assets are subject to negotiation and agreement with an as-yet undetermined third party.  As a result, KMP’s estimate of the fair value of the disposal group’s net assets may not reflect the price at which KMP ultimately agrees to sell them.

KMP's business, financial condition and operating results and our financial condition and operating results may be affected adversely by increased costs of capital or a reduction in the availability of credit.

Adverse changes to the availability, terms and cost of capital, interest rates or KMP's credit ratings could cause KMP's cost of doing business to increase by limiting its access to capital, limiting its ability to pursue acquisition opportunities and reducing its cash flows. KMP's credit ratings may be impacted by its leverage, liquidity, credit profile and potential transactions.  Also, continuing disruptions and volatility in the global financial markets may lead to an increase in interest rates or a contraction in credit availability impacting KMP's ability to finance its operations on favorable terms. A significant reduction in the availability of credit could materially and adversely affect KMP's business, financial condition and results of operations and thus our financial condition and results of operations.

In addition, due to KMP's relationship with KMI, KMP's credit ratings, and thus its ability to access the capital markets and the terms and pricing it receives therein, may be adversely affected by any impairments to KMI's financial condition or adverse changes in its credit ratings. Similarly, any reduction in KMP's credit ratings could negatively impact the credit ratings of its subsidiaries, which could increase their cost of capital and negatively affect their business and operating results. Although the ratings from credit agencies are not recommendations to buy, sell or hold KMP's securities, KMP's credit ratings will generally affect the market value of its debt instruments, as well as the market value of its common units.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Kinder Morgan Management, LLC Form 10-Q

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

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
101 —
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) our Consolidated Statements of Income for the three and six months ended June 30, 2012 and 2011; (ii) our Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and 2011; (iii) our Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011; (iv) our Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011; and (v) the notes to our Consolidated Financial Statements.

Kinder Morgan Management, LLC Form 10-Q

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	KINDER MORGAN MANAGEMENT, LLC,
(registrant)

Date: July 27, 2012	By:	/s/ Kimberly A. Dang
Kimberly A. Dang Vice President and Chief Financial Officer (principal financial and accounting officer)