Form 10-Q
period 2012-09-30
KINDER MORGAN MANAGEMENT LLC
filed 2012-10-31
CIK 1135017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

F O R M 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

The number of shares outstanding for each of the registrant’s classes of common equity, as of October 26, 2012 was two voting shares and 113,276,123 listed shares.

Kinder Morgan Management, LLC Form 10-Q

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY

Kinder Morgan Management, LLC Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(In millions except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Equity in loss of Kinder Morgan Energy Partners, L.P.	$(9)	$(25)	$(94)	$(30)
Income tax benefit	(6)	(10)	(31)	(12)

Net loss	$(3)	$(15)	$(63)	$(18)

Loss per share
Basic and diluted	$(0.03)	$(0.16)	$(0.61)	$(0.19)

Number of shares used in computing loss per share
Basic and diluted	107	96	103	94

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net loss	$(3)	$(15)	$(63)	$(18)
Other comprehensive (loss) income, net of tax
Change in fair value of derivatives utilized for hedging purposes (net of tax (benefit) expense of $(5), $22, $6 and $17, respectively)	(9)	40	11	30
Reclassification of change in fair value of derivatives to net income (net of tax expense of $-, $3, $1 and $11, respectively)	(1)	5	1	19
Foreign currency translation adjustments (net of tax expense (benefit) of $4, $(10), $4 and $(6), respectively)	7	(17)	7	(11)
Adjustments to pension and other postretirement benefit plan liabilities (net of tax benefit of $-, $-, $- and $1, respectively)	—	—	—	(1)
Total other comprehensive (loss) income	(3)	28	19	37
Comprehensive (loss) income	$(6)	$13	$(44)	$19

The accompanying notes are an integral part of these consolidated financial statements.

Kinder Morgan Management, LLC Form 10-Q

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In millions except shares)

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets
Accounts receivable, related party	$13	$10
Total current assets	13	10

Investment in Kinder Morgan Energy Partners, L.P.	3,386	2,722
Deferred income taxes	36	—

Total Assets	$3,435	$2,732

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$5	$3
Accrued other current liabilities	8	7
Total current liabilities	13	10

Deferred income taxes	—	218

Shareholders’ Equity
Voting shares - unlimited authorized; 2 voting shares issued and outstanding	—	—
Listed shares - unlimited authorized; 113,276,123 and 98,509,387 listed shares issued and outstanding, respectively	5,069	3,760
Retained deficit	(1,666)	(1,256)
Accumulated other comprehensive income	19	—
Total Shareholders’ Equity	3,422	2,504

Total Liabilities and Shareholders’ Equity	$3,435	$2,732

The accompanying notes are an integral part of these consolidated financial statements.

Kinder Morgan Management, LLC Form 10-Q

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash Flows From Operating Activities
Net loss	$(63)	$(18)
Adjustments to reconcile net loss to net cash flows from operating activities
Deferred income taxes	(31)	(12)
Equity in loss of Kinder Morgan Energy Partners, L.P.	94	30
Changes in components of working capital
Accounts receivable, related party	(3)	(4)
Accounts payable	2	—
Accrued other current liabilities	1	4
Net Cash Provided by Operating Activities	—	—

Cash Flows From Investing Activities
Purchase of i-units of Kinder Morgan Energy Partners, L.P.	(727)	—
Net Cash Used in Investing Activities	(727)	—

Cash Flows From Financing Activities
Shares issued	727	—
Net Cash Provided by Financing Activities	727	—

Net Increase in Cash and Cash Equivalents	—	—
Cash and Cash Equivalents, beginning of period	—	—
Cash and Cash Equivalents, end of period	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Kinder Morgan Management, LLC Form 10-Q

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.  General

Organization

Kinder Morgan Management, LLC is a publicly traded Delaware limited liability company that was formed on February 14, 2001.  Kinder Morgan G.P., Inc., of which Kinder Morgan, Inc. indirectly owns all of the outstanding common equity, is the general partner of Kinder Morgan Energy Partners, L.P. (KMP) and owns all of our voting shares.  Kinder Morgan G.P., Inc., pursuant to a delegation of control agreement among us, Kinder Morgan G.P., Inc. and KMP, has delegated to us, to the fullest extent permitted under Delaware law and KMP’s limited partnership agreement, all of its rights and powers to manage and control the business and affairs of KMP, subject to the general partner’s right to approve specified actions.  We are a limited partner in KMP through our ownership of its i-units, and manage and control its business and affairs pursuant to the delegation of control agreement.  Our success is dependent upon our operation and management of KMP and its resulting performance.  See Note 6 for summarized income statement information for KMP.  Unless the context requires otherwise, references to “we,” “us,” “our,” or the “Company” are intended to mean Kinder Morgan Management, LLC and its consolidated subsidiary, Kinder Morgan Services LLC.

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

Effective on May 25, 2012, KMI completed the acquisition of all of the outstanding shares of El Paso Corporation, referred to as “EP.” EP owns one of North America's largest interstate natural gas pipeline systems and an emerging midstream business. EP also owns a 43.5% (currently 41%) limited partner interest and the 2% general partner interest in El Paso Pipeline Partners, L.P., referred to as “EPB.” The combined enterprise, including the associated master limited partnerships, KMP and EPB, owns an interest in or operates more than 75,000 miles of pipeline and 180 terminals and represents the largest natural gas pipeline network in the United States, the largest independent transporter of petroleum products in the United States, the largest transporter of CO2 in the United States, the second largest oil producer in Texas and the largest independent terminal owner/operator in the United States.

On May 1, 2012, the Federal Trade Commission (FTC) voted to accept a proposed settlement order regarding KMI's acquisition of EP.  The FTC also granted early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, allowing the companies to close the transaction.  The settlement order requires KMI to divest certain assets currently held by KMP to an FTC-approved buyer within 180 days from the date that KMI consummates the EP acquisition. As previously announced, the assets included in this disposal group are KMP's (i) Kinder Morgan Interstate Gas Transmission natural gas pipeline system; (ii) Trailblazer natural gas pipeline system; (iii) Casper and Douglas natural gas processing operations; and (iv) 50% equity investment in the Rockies Express natural gas pipeline system. In this report, we refer to this combined group of assets as KMP's FTC Natural Gas Pipelines disposal group. Under the settlement order, the assets of KMP's FTC Natural Gas Pipelines disposal group will be held separate from KMI and KMP's other businesses until the divestiture is completed. Prior to KMI's announcement, KMP included each of the assets in its Natural Gas Pipelines business segment. Because this combined group of assets, including KMP's equity investment in Rockies Express, has its own operations and cash flows, KMP now reports this FTC Natural Gas Pipelines disposal group as a business held for sale and financial results of these assets are summarized as (loss) income from discontinued operations for all periods presented in Note 6.
Effective August 1, 2012, KMP acquired the full ownership interest in the Tennessee Gas natural gas pipeline system and a 50% ownership interest in the El Paso Natural Gas pipeline system from KMI for an aggregate consideration of approximately $6.2 billion. In this report, we refer to KMP's acquisition of assets from KMI as the drop-down transaction and we refer to the combined group of assets acquired from KMI as the drop-down asset group. KMI sold the drop-down asset group to KMP in order to replace the FTC Natural Gas Pipelines disposal group that it will divest. KMI expects the divestiture of the FTC Natural Gas Pipelines disposal group to close in November of this year. Also, see Note 4 below.
KMI acquired the drop-down asset group from EP on May 25, 2012 (discussed above). Pursuant to current accounting principles in conformity with the Codification, KMI accounted for its acquisition of the drop-down asset group under the purchase accounting method, and KMP accounted for the drop-down transaction as a transfer of net assets between entities

Kinder Morgan Management, LLC Form 10-Q

under common control. Accordingly, the KMP information in Note 6 has been prepared to reflect the transfer of net assets from KMI to KMP as if such transfer had taken place on May 25, 2012. Specifically, KMP (i) recognized the acquired assets and assumed liabilities at KMI's carrying value as of its acquisition date, May 25, 2012 (including all of KMI's purchase accounting adjustments); (ii) recognized any difference between its purchase price and the carrying value of the net assets it acquired as an adjustment to its Partners' Capital (specifically, as an adjustment to its general partner's capital interests); and (iii) retrospectively adjusted its consolidated financial statements, for any date after KMI's May 25, 2012 acquisition date, to reflect its results on a consolidated combined basis with the results of the drop-down asset group as of or at the beginning of the respective period.
Additionally, because KMI both controls KMP and consolidates KMP's financial statements into its consolidated financial statements as a result of its ownership of KMP's general partner, KMP fully allocated the earnings of the drop-down asset group for the period beginning May 25, 2012 and ending August 1, 2012 to its general partner and this amount is reported separately as “Pre-acquisition income from operations of drop-down asset group allocated to General Partner" in Note 6 for the three and nine months ended September 30, 2012. For all periods beginning after KMP's acquisition date of August 1, 2012, KMP allocated its earnings (including the earnings from the asset drop-down group) to all of its partners according to its Amended and Restated Agreements of Limited Partnership.
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
The consolidated financial statements reflect normal adjustments, and also recurring adjustments that are, in the opinion of management, necessary for a fair statement of our financial results for the interim periods.  You should read these interim consolidated financial statements in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2011 (2011 Form 10-K), Exhibit 99.1 of our Report on Form 8-K dated May 3, 2012, KMP’s Annual Report on Form 10-K for the year ended December 31, 2011 (KMP 2011 Form 10-K), Exhibit 99.1 of KMP's Report on Form 8-K dated April 30, 2012 and KMP’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.

Accounting for Investments in KMP

We use the equity method of accounting for our investment in KMP, a publicly traded limited partnership, and its common units are traded on the New York Stock Exchange under the symbol “KMP.” We record, in the period in which it is earned, our share of the earnings of KMP attributable to the i-units we own.  We receive distributions from KMP in the form of additional i-units, which increase the number of i-units we own.  We issue additional shares (or fractions thereof) to our existing shareholders in an amount equal to the additional i-units received from KMP.  At September 30, 2012, through our ownership of KMP i-units, we owned approximately 31.1% of all of KMP’s outstanding limited partner interests.

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

Kinder Morgan Management, LLC Form 10-Q

	Share Distributions
	Shares Distributed Per Outstanding Share	Equivalent Distribution Value Per Share(a)	Total Number of Additional Shares Distributed
Distribution Date
February 14, 2012	0.014863	$1.16	1,464,145
May 15, 2012	0.016044	$1.20	1,603,975
August 14, 2012	0.015541	$1.23	1,578,616
November 14, 2012 (b)	0.016263	$1.26	1,842,210	(c)
__________

(a)
This is the cash distribution paid to each common unit of KMP during the quarter indicated and is used to calculate our distribution of shares as discussed above. Because of this calculation, the market value of the shares distributed on the date of distribution may be less or more than the cash distribution per common unit of KMP.

(b)	Distribution declared on October 17, 2012 and payable to shareholders of record as of October 31, 2012.

(c)
Distribution determined by dividing $1.26, the cash amount to be distributed per KMP common unit by 77.478, the average of our shares’ closing market prices from October 15-26, 2012, the ten consecutive trading days preceding the date on which our shares began to trade ex-dividend under the rules of the New York Stock Exchange.

4. Capitalization

On August 13, 2012, we issued 8,800,000 shares, representing limited liability company interests, in a public offering at a price of $73.50 per share. At the time of the offering, we granted the underwriters a 30-day option to purchase up to an additional 1,320,000 shares from us on the same terms and conditions, and pursuant to this option, we issued an additional 1,320,000 shares on September 11, 2012 upon exercise of this option. We received $727 million, net of commissions and underwriting expenses, for the 10,120,000 shares issued. We used the net proceeds received from both offerings to buy additional i-units from KMP. KMP used the proceeds to pay a portion of the purchase price for the drop-down transaction. None of the shares from our offering were purchased by KMI.

As discussed above in Note 1, KMI completed a drop-down transaction with KMP during the third quarter of 2012. This transaction is treated as an intercompany transfer of assets between KMI (an affiliate and shareholder of the Company) and KMP. Our and KMI's accounting policy is to apply the look-through method of recording deferred taxes on the outside book tax basis difference in its investments without regard to nondeductible goodwill. The adjustment to our deferred tax liability as a result of the intercompany transaction, including the transfer of nondeductible goodwill to KMP, is reflected as an offset to our shareholders' equity.  Therefore, we have recorded a decrease to our deferred tax liability and offsetting increase to our shareholders' equity in the amount of $235 million.

5.   Business Activities and Related Party Transactions

We do not receive a fee for our services under the delegation of control agreement, nor do we receive any margin or profit when we are reimbursed for expenses incurred. We incurred, on behalf of KMP, approximately $73 million and $225 million of expenses during the three and nine months ended September 30, 2012, respectively and approximately $72 million and $216 million of expenses during the three and nine months ended September 30, 2011, respectively. The expense reimbursements by KMP to us are accounted for as a reduction to the expense incurred by us. At September 30, 2012 and December 31, 2011, $13 million and $10 million, respectively, primarily receivables from KMP, are recorded in the caption “Accounts receivable, related party” in the accompanying interim consolidated balance sheets.

One of our affiliates provides, and incurs expense with respect to, payroll services to KMP. These expenses are reimbursed by KMP at cost. These expenses totaled approximately $91 million and $303 million during the three and nine months ended September 30, 2012, respectively and $105 million and $294 million during the three and nine months ended September 30, 2011, respectively.

6.   Summarized Income Statement Information for KMP

Following is summarized income statement information for KMP (in millions).

Kinder Morgan Management, LLC Form 10-Q

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues	$2,336	$2,111	$6,135	$5,966
Operating costs, expenses and other(a)(b)(c)	1,738	1,696	4,449	4,903
Operating income	$598	$415	$1,686	$1,063

(Loss) income from discontinued operations(d)	$(131)	$55	$(682)	$145

Net income	$383	$216	$737	$789

Net income attributable to KMP	$379	$215	$725	$783

General Partner’s interest in pre-acquisition income from operations of drop-down asset group	$36	$—	$23	$—

General Partner’s interest in income from continuing operations	$367	$298	$1,024	$870
General Partner’s interest in (loss) income from discontinued operations	$(2)	$—	$(7)	$1

Limited Partners’ interest in income (loss) from continuing operations	$106	$(137)	$353	$(230)
Limited Partners’ interest in (loss) income from discontinued operations	$(128)	$54	$(668)	$142
____________

(a)	Three and nine month 2012 amounts include increases in expense of $9 million associated with rate case liability adjustments.
Three and nine month 2011 amounts include increases in expense of $69 million and $234 million, respectively, associated with rate case, leased rights-of-way, and other legal liability adjustments.

(b)	Three and nine month 2011 amounts include a $167 million loss from the remeasurement of KMP's previously held 50% equity interest in KinderHawk Field Services LLC to fair value.

(c)
Nine month 2011 amount includes $87 million in expense associated with a one-time special cash bonus payment to non-senior management employees allocated to KMP from KMI; however, we and KMP do not have any obligation, nor did we or KMP pay any amounts related to this expense.

(d)
Represents amounts attributable to KMP’s FTC Natural Gas Pipelines disposal group. The three and nine month 2012 amounts include $178 million and $827 million losses, respectively, from both a remeasurement of net assets to fair value and estimated costs to sell those assets.

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

Income taxes included in our interim consolidated statements of income are as follows (in millions, except percentages):

Kinder Morgan Management, LLC Form 10-Q

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Income tax benefit	$(6)	$(10)	$(31)	$(12)
Effective tax rate	66.7%	39.8%	33.0%	38.4%

For the three months ended September 30, 2012, our effective tax rate was higher than the statutory federal rate of 35% primarily due to an increase in our share of non-deductible goodwill associated with our investment in KMP and state income taxes. For the nine months ended September 30, 2012,  our effective tax rate was lower than the statutory federal rate of 35% primarily due to a decrease in our share of non-deductible goodwill associated with our investment in KMP and the impact on deferred taxes of an increase in our state tax rate, partially offset by state income taxes.

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

 See Note 1 to our consolidated financial statements included elsewhere in this report regarding KMI's acquisition of EP and related pending sale of KMP's FTC Natural Gas Pipelines disposal group, as well as the drop-down of assets to KMP.

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

Results of Operations

Our results of operations consist of the offsetting expenses and receipts associated with our managing and controlling the business and affairs of KMP and our equity in the earnings of KMP attributable to the i-units we own. At September 30, 2012, through our ownership of i-units, we owned approximately 31.1% of all of KMP’s outstanding limited partner interests. We use the equity method of accounting for our investment in KMP and record earnings as described below. Our percentage ownership in KMP changes over time upon the distribution of additional i-units to us or upon issuances of additional common units or other equity securities by KMP.

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

Kinder Morgan Management, LLC Form 10-Q

Following is summarized income statement information and segment earnings contribution by business segment for KMP. This information should be read in conjunction with the KMP 2011 Form 10-K, Exhibit 99.1 of KMP's Report on Form 8-K dated April 30, 2012 and the KMP Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.

KMP

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In millions)
Segment earnings before depreciation, depletion, amortization and amortization of excess cost of equity investments(a)
Products Pipelines (b)	$150	$103	$492	$304
Natural Gas Pipelines (c)	405	18	877	319
CO2	327	295	988	823
Terminals	183	180	565	525
Kinder Morgan Canada	56	48	158	150
Total segment earnings before DD&A	1,121	644	3,080	2,121
Total segment depreciation, depletion and amortization	(292)	(247)	(796)	(685)
Total segment amortization of excess cost of investments	(1)	(2)	(5)	(5)
General and administrative expenses(d)	(131)	(100)	(379)	(387)
Unallocable interest expense, net of interest income	(181)	(132)	(474)	(393)
Unallocable income tax expense	(2)	(2)	(7)	(7)
Income from continuing operations	514	161	1,419	644
(Loss) income from discontinued operations(e)	(131)	55	(682)	145
Net income	383	216	737	789
Net income attributable to noncontrolling interests	(4)	(1)	(12)	(6)
Net income attributable to KMP	$379	$215	$725	$783

General Partner’s interest in pre-acquisition income from operations of drop-down asset group	$36	$—	$23	$—

General Partner’s interest in income from continuing operations	$367	$298	$1,024	$870
General Partner’s interest in (loss) income from discontinued operations	$(2)	$—	$(7)	$1

Limited Partners’ interest in income (loss) from continuing operations	$106	$(137)	$353	$(230)
Limited Partners’ interest in (loss) income from discontinued operations	$(128)	$54	$(668)	$142
___________

(a)	Includes revenues, earnings from equity investments, allocable interest income and other, net, less operating expenses, allocable income taxes and other expense (income).

(b)
Three and nine month 2012 amounts include increases in expense of $9 million associated with rate case liability adjustments. Three and nine month 2011 amounts include increases in expense of $69 million and $234 million, respectively, associated with rate case, leased rights-of-way, and other legal liability adjustments.

(c)	Three and nine month 2011 amounts include a $167 million loss from the remeasurement of KMP's previously held 50% equity interest in KinderHawk Field Services LLC to fair value.

(d)
Nine month 2011 amount includes $87 million in expense associated with a one-time special cash bonus payment to non-senior management employees allocated to KMP from KMI; however, we and KMP do not have any obligation, nor did we or KMP pay any amounts related to this expense.

Kinder Morgan Management, LLC Form 10-Q

(e)
Represents amounts attributable to KMP’s FTC Natural Gas Pipelines disposal group.  The three and nine month 2012 amounts include $178 million and $827 million non-cash losses, respectively, from both a remeasurement of net assets to fair value and estimated costs to sell those assets.

For the three and nine months ended September 30, 2012, KMP reported limited partners' interest in net loss of $(22) million and $(315) million, respectively, and of $(83) million and $(88) million for the three and nine months ended September 30, 2011, respectively. Our net loss for the three and nine months ended September 30, 2012 was $(3) million and $(63) million, respectively, and $(15) million and $(18) million for the three and nine months ended September 30, 2011, respectively.

Our net loss for the three and nine months ended September 30, 2012 includes reductions of $34 million and $153 million, respectively, net of income tax, representing our share of KMP's losses from both a remeasurement of discontinued net assets to fair value and estimated costs to sell those assets of $178 million and $827 million, for the three and nine months ended September 30, 2012, respectively, as discussed in footnote (e) to the table above.
Our net loss for the three and nine months ended September 30, 2011 includes $12 million and $43 million, net of income tax, for our share of KMP's $69 million and $234 million increase in expense associated with rate case liability adjustments. Our net loss for the three and nine months ended September 30, 2011 also includes $30 million, net of income tax, for our share of KMP's $167 million loss from the remeasurement of its previously held 50% equity interest in KinderHawk to fair value. Additionally, our net loss for the nine months ended September 30, 2011 includes a reduction of $15 million, net of income tax, representing our share of KMP's $87 million special bonus described in footnote (d) to the table above.

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

Recent Accounting Pronouncements

None.

Information Regarding Forward-Looking Statements

This report includes forward-looking statements. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. They use words such as “anticipate,” “believe,” “intend,” “plan,” “projection,” “forecast,” “strategy,” “position,” “continue,” “estimate,” “expect,” “may,” or the negative of those terms or other variations of them or comparable terminology. In particular, statements, express or implied, concerning future actions, conditions or events, future operating results or the ability to generate sales, income or cash flow, or to pay dividends or to make distributions are forward-looking statements. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Future actions, conditions or events and future results of our operations and those of KMP may differ materially from those expressed in these forward-looking statements. Please see “Information Regarding Forward-Looking Statements” for KMP included in its Quarterly Report on Form 10-Q for the quarter ended September 30, 2012. Many of the factors that will determine these results are beyond our ability to control or predict.

Kinder Morgan Management, LLC Form 10-Q

See Part I, Item 1A “Risk Factors” and Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations-Information Regarding Forward-Looking Statements" of our 2011 Form 10-K and Part II, Item 1A “Risk Factors” in this report for a more detailed description of factors that may affect the forward-looking statements. When considering forward-looking statements, one should keep in mind the risk factors described in our 2011 Form 10-K, this report, the KMP 2011 Form 10-K and the KMP Quarterly Report on Form 10-Q for the quarter ended September 30, 2012. The risk factors could cause our actual results to differ materially from those contained in any forward-looking statement. We disclaim any obligation, other than as required by applicable law, to update any forward-looking statements to reflect future events or developments after the date of this report.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The nature of our business and operations is such that no activities or transactions of the type requiring discussion under this item are conducted or entered into.

Item 4.  Controls and Procedures.

As of September 30, 2012, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There has been no change in our internal control over financial reporting during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
101 —
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) our Consolidated Statements of Income for the three and nine months ended September 30, 2012 and 2011; (ii) our Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2012 and 2011; (iii) our Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011; (iv) our Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011; and (v) the notes to our Consolidated Financial Statements.

Kinder Morgan Management, LLC Form 10-Q

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	KINDER MORGAN MANAGEMENT, LLC,
(registrant)

October 30, 2012	By:	/s/ Kimberly A. Dang
Kimberly A. Dang Vice President and Chief Financial Officer (principal financial and accounting officer)