Form 10-K
period 2012-12-31
KINDER MORGAN MANAGEMENT LLC
filed 2013-02-21
CIK 1135017

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to_____

Commission file number: 1-16459

Kinder Morgan Management, LLC
(Exact name of registrant as specified in its charter)

Delaware	76-0669886
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1001 Louisiana Street, Suite 1000, Houston, Texas 77002
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
Yes ☐  No ☑

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on closing prices in the daily composite list for transactions on the New York Stock Exchange on June 29, 2012 was approximately $6,359,669,734.  The number of shares outstanding for each of the registrant’s classes of common equity, as of January 31, 2013 was three voting shares and 115,118,335 listed shares.

DOCUMENTS INCORPORATED BY REFERENCE

Annual Report on Form 10-K of Kinder Morgan Energy Partners, L.P. for the year ended December 31, 2012.

Kinder Morgan Management, LLC Form 10-K

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY

Kinder Morgan Management, LLC Form 10-K

PART I

Items 1 and 2.  Business and Properties.

In this report, unless the context requires otherwise, references to “we,” “us,” “our,” or the “Company” are intended to mean Kinder Morgan Management, LLC and its consolidated subsidiary. Our shares representing limited liability company interests are traded on the New York Stock Exchange under the symbol “KMR”. Our executive offices are located at 1001 Louisiana Street, Suite 1000, Houston, Texas 77002 and our telephone number is (713) 369-9000.

We are a publicly traded Delaware limited liability company that was formed on February 14, 2001. We are a limited partner in Kinder Morgan Energy Partners, L.P (KMP), and manage and control its business and affairs pursuant to a delegation of control agreement. Our success is dependent upon our operation and management of KMP and its resulting performance. Therefore, we have included KMP’s Annual Report on Form 10-K for the year ended December 31, 2012 in this filing as Exhibit 99.1 and incorporated such Form 10-K herein by reference. Pursuant to the delegation of control agreement among Kinder Morgan G.P., Inc., KMP, KMP’s operating partnerships and us (as the agreement was amended effective May 30, 2007):

•
Kinder Morgan G.P., Inc., as general partner of KMP, delegated to us, to the fullest extent permitted under Delaware law and the KMP partnership agreement, and we assumed, all of Kinder Morgan G.P., Inc.’s power and authority to manage and control the business and affairs of KMP and KMP’s operating partnerships; and

•	We have agreed that we will not take any of the following actions without the approval of Kinder Morgan G.P., Inc.:

•	amend or propose an amendment to the KMP partnership agreement,

•	change the amount of the distribution made on the KMP common units,

•	allow a merger or consolidation involving KMP,

•	allow a sale or exchange of all or substantially all of the assets of KMP,

•
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

•	take any action requiring unitholder approval,

•	call any meetings of the KMP common unitholders,

•	take any action that, under the terms of the partnership agreement of KMP, must or should receive a special approval of the conflicts and audit committee of Kinder Morgan G.P., Inc.,

•	take any action that, under the terms of the partnership agreement of KMP, cannot be taken by the general partner without the approval of all outstanding units,

•
settle or compromise any claim or action directly against or otherwise relating to indemnification of our or the general partner’s (and respective affiliates) officers, directors, managers or members or relating to our structure or securities,

•	settle or compromise any claim or action relating to the i-units, which are a separate class of KMP’s limited partnership interests, our shares or any offering of our shares,

•	settle or compromise any claim or action involving tax matters,

•	allow KMP to incur indebtedness if the aggregate amount of its indebtedness then exceeds 50% of the market value of the then outstanding units of KMP, or

•	allow KMP to issue units in one transaction, or in a series of related transactions, having a market value in excess of 20% of the market value of the then outstanding units of KMP.

Items 1 and 2. Business and Properties. (continued)                Kinder Morgan Management, LLC Form 10-K

•	Kinder Morgan G.P., Inc.:

•	is not relieved of any responsibilities or obligations to KMP or its unitholders as a result of such delegation,
▪owns, or one of its affiliates owns, all of our voting shares, and

▪
will not withdraw as general partner of KMP or transfer to a non-affiliate all of its interest as general partner, unless approved by both the holders of a majority of each of the i-units and the holders of a majority of all units voting as a single class, excluding common units and Class B units held by Kinder Morgan G.P., Inc. and its affiliates and excluding the number of i-units corresponding to the number of our shares owned by Kinder Morgan G.P., Inc. and its affiliates.

•	KMP has agreed to:
▪recognize the delegation of rights and powers to us,

▪	indemnify and protect us and our officers and directors to the same extent as it does with respect to Kinder Morgan G.P., Inc. as general partner, and

▪	reimburse our expenses to the same extent as it does with respect to Kinder Morgan G.P., Inc. as general partner.
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

We have no employees. For more information, see Note 4 of the notes to our consolidated financial statements and KMP’s Annual Report on Form 10-K for the year ended December 31, 2012, included in this filing as Exhibit 99.1 and incorporated herein by reference.

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

KMI’s Initial Public Offering

On February 16, 2011, Kinder Morgan, Inc. (KMI) completed an initial public offering of its common stock.  Prior to the closing of the initial public offering, its outstanding units were converted into shares of its capital stock.  All of the common stock that was sold in the offering was sold by its existing investors consisting of funds advised by or affiliated with Goldman Sachs & Co., Highstar Capital LP, The Carlyle Group and Riverstone Holdings LLC. No members of management sold shares in the offering, and KMI did not receive any proceeds from the offering. During 2012, the funds advised by or affiliated with Goldman Sachs & Co., The Carlyle Group and Riverstone Holdings LLC sold their remaining interests in KMI.

KMI’s Acquisition of El Paso Corporation

Effective on May 25, 2012, KMI completed the acquisition of all of the outstanding shares of El Paso Corporation, referred to as “EP.” EP owns one of North America’s largest interstate natural gas pipeline systems and an emerging midstream business. EP also owns a 41% limited partner interest and the 2% general partner interest in El Paso Pipeline Partners, L.P., referred to as “EPB.” The combined enterprise, including the associated master limited partnerships, KMP and EPB, owns an interest in or operates more than 75,000 miles of pipeline and 180 terminals and represents the largest natural gas pipeline network in the United States, the largest independent transporter of petroleum products in the United States, the largest transporter of CO2 in the United States, the second largest oil producer in Texas and the largest independent terminal owner/operator in the United States.

Effective November 1, 2012, KMI sold KMP’s FTC Natural Gas Pipelines disposal group to Tallgrass Energy Partners, L.P. for approximately $1.8 billion (before selling costs) to satisfy terms of a March 15, 2012 agreement with the U.S. Federal Trade Commission (FTC) to divest certain of its assets in order to receive regulatory approval for its EP acquisition. KMP’s FTC Natural Gas Pipelines disposal group’s assets included (i) Kinder Morgan Interstate Gas Transmission natural gas pipeline system; (ii) Trailblazer natural gas pipeline system; (iii) Casper and Douglas natural gas processing operations; and (iv) 50% equity investment in the Rockies Express natural gas pipeline system.
Effective August 1, 2012, KMP acquired the full ownership interest in the Tennessee Gas natural gas pipeline system and a 50% ownership interest in the El Paso Natural Gas pipeline system from KMI for an aggregate consideration of approximately $6.2 billion. In this report, we refer to KMP’s acquisition of assets from KMI as the drop-down transaction and we refer to the combined group of assets acquired from KMI as the drop-down asset group. KMI sold the drop-down asset group to KMP in order to replace KMP’s FTC Natural Gas Pipelines disposal group that it divested on November 1, 2012. Also, see Note 5 to our consolidated financial statements included elsewhere in this report
KMI acquired the drop-down asset group from EP on May 25, 2012 (discussed above). Pursuant to current accounting principles in conformity with the Financial Accounting Standards Board’s Accounting Standards Codification, referred to in this report as the Codification, KMI accounted for its acquisition from EP of the drop-down asset group under the purchase method of accounting, and KMP accounted for the drop-down transaction as a transfer of net assets between entities under common control. Accordingly, the KMP information in Note 5 to our consolidated financial statements included elsewhere in this report has been prepared to reflect the transfer of net assets from KMI to KMP as if such transfer had taken place on May 25, 2012. Specifically, KMP (i) recognized the acquired assets and assumed liabilities at KMI’s carrying value as of its acquisition date, May 25, 2012 (including all of KMI’s purchase accounting adjustments); (ii) recognized any difference between its purchase price and the carrying value of the net assets it acquired as an adjustment to its Partners’ Capital (specifically, as an adjustment to its general partner’s capital interests); and (iii) retrospectively adjusted its consolidated financial statements, for any date after KMI’s May 25, 2012 acquisition of EP, to reflect its results on a consolidated combined basis including the results of the drop-down asset group as of or at the beginning of the respective period.
Additionally, because KMI both controls KMP and consolidates KMP’s financial statements into its consolidated financial statements as a result of its ownership of KMP’s general partner, KMP fully allocated the earnings of the drop-down asset group for the period beginning May 25, 2012 and ending August 1, 2012 to its general partner and this amount is reported separately as “General Partner’s interest in pre-acquisition income from operations of drop-down asset group” in Note 5 for the year ended December 31, 2012. For the period beginning after KMP’s acquisition date of August 1, 2012, KMP allocated its earnings (including the earnings from the asset drop-down group) to all of its partners according to its Amended and Restated Agreement

Items 1 and 2. Business and Properties. (continued)                Kinder Morgan Management, LLC Form 10-K

of Limited Partnership.
Subsequent Event - KMP’s pending acquisition of Copano Energy, L.L.C.
On January 29, 2013, KMP announced it has entered into an agreement to acquire Copano Energy , L.L.C. (Copano).   KMP will acquire all of Copano’s outstanding units, including convertible preferred units, for a total purchase price of approximately $5 billion, including the assumption of debt. The transaction will be a 100% unit for unit transaction with an exchange ratio of 0.4563 KMP units per Copano unit. Copano, a midstream natural gas company with operations primarily in Texas, Oklahoma and Wyoming, provides comprehensive services to natural gas producers, including natural gas gathering, processing, treating and natural gas liquids fractionation. The transaction, which is expected to close in the third quarter of 2013, is subject to customary closing conditions, including regulatory approval and a vote of the Copano unitholders.

Items 1 and 2. Business and Properties. (continued)                Kinder Morgan Management, LLC Form 10-K

Item 1A.  Risk Factors

You should carefully consider the risks described below, in addition to the other information contained in this document. Realization of any of the following risks could have a material adverse effect on our business, financial position, results of operations or cash flows.

Because our only significant assets are the i-units issued by KMP, our success is dependent solely upon our operation and management of KMP and its resulting performance. We are a limited partner in KMP. In the event that KMP decreases its cash distributions to its common unitholders, distributions of i-units on the i-units that we own will decrease correspondingly, and distributions of additional shares to owners of our shares will decrease as well. The risk factors that affect KMP also affect us; see “Risk Factors” within KMP’s Annual Report on Form 10-K for the year ended December 31, 2012, included in this filing as Exhibit 99.1 and incorporated herein by reference.

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

KMP’s tax treatment depends on its status as a partnership for U.S. federal income tax purposes, as well as KMP not being subject to a material amount of entity-level taxation by individual states. If KMP were treated as a corporation for U.S. federal income tax purposes or if KMP becomes subject to a material amount of entity-level taxation for state tax purposes, it would substantially reduce the amount of cash available for distribution to KMP’s common unitholders, the value of i-units that KMP will distribute quarterly to us and the value of our shares that we will distribute quarterly to our shareholders. The anticipated after-tax economic benefit of an investment in our shares depends largely on KMP being treated as a partnership for U.S. federal income tax purposes. KMP has not requested, and does not plan to request, a ruling from the IRS on this or any other tax matter affecting KMP.

Despite the fact that KMP is organized as a limited partnership under Delaware law, it is possible in certain circumstances for a partnership such as KMP to be treated as a corporation for U.S. federal income tax purposes. Although KMP does not believe, based on its current operations, that it is or will be so treated, the IRS could disagree with the positions KMP takes or a change in KMP’s business (or a change in current law) could cause KMP to be treated as a corporation for U.S. federal income tax purposes or otherwise subject KMP to taxation as an entity.

If KMP were treated as a corporation for U.S. federal income tax purposes, it would pay U.S. federal income tax on its taxable income at the corporate tax rate, which is currently a maximum of 35%, and would likely pay state income taxes at varying rates.  In addition, distributions of i-units by KMP to us would generally be taxable to us as corporate dividends (to the extent of KMP’s current and accumulated earnings and profits). Because tax would be imposed upon KMP as a corporation, the cash available for distribution to KMP’s common unitholders would be substantially reduced, which would reduce the value of i-units distributed quarterly to us and the value of our shares distributed quarterly to our shareholders. Therefore, treatment of KMP as a corporation for U.S. federal income tax purposes would result in a material reduction in the anticipated after-tax return to us, likely causing a substantial reduction in the number of shares we distribute and in the value of our shares.

The present U.S. federal income tax treatment of publicly traded partnerships, including KMP, or an investment in KMP units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. Moreover, from time to time, members of the U.S. Congress propose and consider substantive changes to the existing U.S. federal income tax laws that could affect the tax treatment of certain publicly traded partnerships. We are unable to predict whether any of these changes or other proposals will ultimately be enacted. In addition, because of widespread state budget deficits and other reasons, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise or other forms of taxation. Any state income taxes imposed upon KMP as an entity would reduce the cash available for distribution to its common unitholders, which would reduce the value of i-units distributed quarterly to us and our shares distributed quarterly to our shareholders. Any modification to the U.S. federal income or state laws, or interpretations thereof, may be applied retroactively and could negatively impact the value of an investment in our shares.

    Kinder Morgan Management, LLC Form 10-K

KMP’s partnership agreement provides that if a law is enacted that subjects KMP to taxation as a corporation or otherwise subjects KMP to entity-level taxation for U.S. federal income tax purposes, the minimum quarterly distribution amount and the target distribution amounts will be adjusted to reflect the impact of that law on KMP.

In the event of a liquidation of KMP, we may not receive value for our i-unit interest in KMP that is equivalent to the KMP common unit value. As a result, a shareholder may receive less per share in our liquidation than is received by an owner of a KMP common unit in a liquidation of KMP. If KMI does not satisfy its obligation to purchase our shares in the event of a liquidation of KMP, then the value of our shares will depend on the after-tax amount of the liquidating distribution received by us as the owner of i-units. The terms of the i-units provide that no allocations of income, gain, loss or deduction will be made in respect of the i-units until such time as there is a liquidation of KMP.  If there is a liquidation of KMP, it is intended that we will receive allocations of income and gain in an amount necessary for the capital account attributable to each i-unit to be equal to that of a common unit. As a result, we will likely realize taxable income upon the liquidation of KMP. However, there may not be sufficient amounts of income and gain to cause the capital account attributable to each i-unit to be equal to that of a common unit. If they are not equal, we, and therefore our shareholders, will receive less value than would be received by an owner of common units.

Further, the tax indemnity provided to us by KMI only indemnifies us for our tax liabilities to the extent we have not received sufficient cash in the transaction generating the tax liability to pay the associated tax. Prior to any liquidation of KMP, we do not expect to receive cash in a taxable transaction. If a liquidation of KMP occurs, however, we likely would receive cash which we would use, at least in part, to pay taxes. As a result, our residual value and the value of our shares will likely be less than the value of the common units upon the liquidation of KMP.

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

If we are not fully indemnified by KMP for all the liabilities we incur in performing our obligations under the delegation of control agreement, we could face material difficulties in paying those liabilities, and the net value of our assets could be adversely affected. Under the delegation of control agreement, we have been delegated management and control of the business and affairs of KMP and its operating partnerships. There are circumstances under which we may not be indemnified by KMP or Kinder Morgan G.P., Inc. for liabilities we incur in managing and controlling the business and affairs of KMP. These circumstances include:

•if we act in bad faith; and
•if we breach laws like the federal securities laws, where indemnification may not be allowed.
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

KMP may issue additional common or other units and we may issue additional shares, which would dilute the ownership interest of our shareholders. The issuance of additional common or other units by KMP or shares by us other than in our quarterly distributions of shares may have the following effects:
•the amount available for distributions on each share may decrease;
•the relative voting power of each previously outstanding share may decrease; and

    Kinder Morgan Management, LLC Form 10-K

•the market price of our shares may decline.
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

Our shares are subject to optional and mandatory purchase provisions which could result in our shareholders having to sell our shares at a time or price that may be unfavorable and could result in a taxable event to such shareholders. If KMI were to exercise any of its optional purchase rights, or if there is a mandatory purchase event, our shareholders will be required to sell our shares at a time or price that may be undesirable, and could receive less than they paid for our shares. Any such sale would be a taxable transaction for U.S. federal income tax purposes, and the individual shareholders would recognize a gain or loss equal to the difference between the cash received and the shareholder’s tax basis in the shares sold.

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

    Kinder Morgan Management, LLC Form 10-K

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

A person or group owning 20% or more of the aggregate number of issued and outstanding KMP common units and our shares, other than KMI and its affiliates, may not vote common units or shares; as a result, you are less likely to receive a premium for your shares in a hostile takeover. Any common units and shares owned by a person or group that owns 20% or more of the aggregate number of issued and outstanding common units and shares cannot be voted. This limitation does not apply to KMI and its affiliates. This provision may:
•discourage a person or group from attempting to take over control of us or KMP; and
•reduce the prices at which the common units and our shares will trade under certain circumstances.
For example, a third party will probably not attempt to remove the general partner of KMP and take over our management of KMP by making a tender offer for the common units at a price above their trading market price.

Item 1B. Unresolved Staff Comments.

None.

Item 3. Legal Proceedings.

We are not a party to any litigation.

Item 4. Mine Safety Disclosures.

None.

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

	Price Range		Shares Distributed Per Outstanding	Equivalent Distribution Value	Total Number of Additional Shares
	Low	High	Share	Per Share(a)	Distributed
2012
First Quarter	$73.80	$81.93	0.016044	$1.20	1,603,975
Second Quarter	68.00	76.72	0.015541	1.23	1,578,616
Third Quarter	72.50	80.94	0.016263	1.26	1,842,210
Fourth Quarter	69.41	79.00	0.015676	1.29	1,804,595
2011
First Quarter	$62.18	$67.56	0.017102	$1.14	1,599,149
Second Quarter	61.80	68.74	0.017895	1.15	1,701,916
Third Quarter	54.07	66.86	0.017579	1.16	1,701,781
Fourth Quarter	55.81	78.68	0.014863	1.16	1,464,145
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

As of January 31, 2013, there were approximately 288 holders of our listed shares, which does not include beneficial owners whose shares are held by a clearing agency, such as a broker or bank.

We did not repurchase any shares or sell any unregistered shares in the fourth quarter of 2012. For information regarding our equity compensation plans, refer to Item 12, included elsewhere herein.

Kinder Morgan Management, LLC Form 10-K

Item 6. Selected Financial Data.

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY
(In millions, except per share amounts)

	Year Ended December 31,
	2012	2011	2010	2009	2008
Equity in (loss) earnings of KMP	$(23)	$19	$119	$91	$142
Income tax (benefit) expense	(3)	6	45	32	59
Net (loss) income	$(20)	$13	$74	$59	$83
(Loss) earnings per share, basic and diluted	$(0.19)	$0.14	$0.84	$0.72	$1.11
Number of shares used in computing basic and diluted earnings per share	105	95	89	82	75
Equivalent distribution value per share(a)	$4.98	$4.61	$4.40	$4.20	$4.02
Total number of additional shares distributed	6	7	6	7	6
Total assets at end of period	$3,476	$2,732	$2,684	$2,535	$2,462
__________

(a)
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

Table of ContentsKinder Morgan Management, LLC Form 10-K

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
We are a limited partner in KMP and manage and control its business and affairs pursuant to a delegation of control agreement. Our success is dependent upon our operation and management of KMP, and its resulting performance. Therefore, we have included KMP’s Annual Report on Form 10-K for the year ended December 31, 2012 in this filing as Exhibit 99.1. The following discussion should be read in conjunction with the financial statements and related notes and the financial statements of KMP, which are included in such Form 10-K and incorporated herein by reference.
On January 29, 2013, KMP announced it has entered into an agreement to acquire Copano Energy , L.L.C. (Copano).   KMP will acquire all of Copano’s outstanding units, including convertible preferred units, for a total purchase price of approximately $5 billion, including the assumption of debt. The transaction will be a 100% unit for unit transaction with an exchange ratio of 0.4563 KMP units per Copano unit. Copano, a midstream natural gas company with operations primarily in Texas, Oklahoma and Wyoming, provides comprehensive services to natural gas producers, including natural gas gathering, processing, treating and natural gas liquids fractionation. The transaction, which is expected to close in the third quarter of 2013, is subject to customary closing conditions, including regulatory approval and a vote of the Copano unitholders.

The acquisition of Copano is expected to be accretive to cash available for distribution to KMP’s unitholders upon closing. KMP’s general partner has agreed to forego a portion of its incremental incentive distributions in 2013 in an amount dependent on the time of closing. Additionally, it intends to forgo incentive distribution amounts of $120 million in 2014, $120 million in 2015, $110 million in 2016 and annual amounts thereafter decreasing by $5 million per year from this level. The transaction is expected to be modestly accretive to KMP in 2013, given the partial year, and about $0.10 per unit accretive for at least the next five years beginning in 2014.

KMP is one of the largest publicly traded pipeline limited partnerships in the United States in terms of market capitalization, and is a leading pipeline transportation and energy storage company in North America. KMP owns an interest in or operates approximately 46,000 miles of pipelines and approximately 180 terminals. KMP’s pipelines transport natural gas, refined petroleum products, crude oil, carbon dioxide and other products, and its terminals store petroleum products and chemicals and handle such products as ethanol, coal, petroleum coke and steel. KMP is also the leading provider of carbon dioxide for enhanced oil recovery projects in North America.

 See Note 1 to our consolidated financial statements included elsewhere in this report regarding KMI’s acquisition of EP and related sale of KMP’s FTC Natural Gas Pipelines disposal group, as well as the drop-down of assets to KMP.

Results of Operations
Our results of operations consist of the offsetting expenses and receipts associated with our managing and controlling the business and affairs of KMP and our equity in the earnings of KMP attributable to the i-units we own. At December 31, 2012, through our ownership of i-units, we owned approximately 30.8% of all of KMP’s outstanding limited partner interests. We use

Item 7. Management’s Discussion and Analysis of Financial Condition     Kinder Morgan Management, LLC Form 10-K
and Results of Operations. (continued)

Kinder Morgan Management, LLC Form 10-K

the equity method of accounting for our investment in KMP and record earnings as described below. Our percentage ownership in KMP changes over time upon the distribution of additional i-units to us or upon issuances of additional common units or other equity securities by KMP.
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
Following is summarized income statement information and segment earnings contribution by business segment for KMP. As discussed in Note 1 of the accompanying notes to our consolidated financial statements, KMP’s consolidated financial statements include the reclassifications necessary to reflect the results of its FTC Natural Gas Pipelines disposal group as discontinued operations. Additional information on KMP’s results of operation and financial position are contained in its Annual Report on Form 10-K for the year ended December 31, 2012, included in this filing as Exhibit 99.1 and incorporated herein by reference.
Kinder Morgan Energy Partners, L.P.
(in millions)

	Year Ended December 31,
	2012	2011	2010
Segment earnings before depreciation, depletion, amortization expense and amortization of excess cost of equity investments(a)
Products Pipelines(b)	$670	$463	$505
Natural Gas Pipelines(c)	1,349	546	576
CO2	1,322	1,099	965
Terminals	709	704	641
Kinder Morgan Canada	229	202	182
Total segment earnings before depreciation, depletion, amortization expense and amortization of excess cost of equity investments	4,279	3,014	2,869
Depreciation, depletion and amortization expenses	(1,093)	(928)	(879)
Amortization of excess cost of equity investments	(7)	(7)	(6)
General and administrative expenses(d)	(493)	(473)	(375)
Interest expense, net of unallocable interest income	(652)	(531)	(507)
Unallocable income tax expense	(9)	(8)	(10)
Income from continuing operations	2,025	1,067	1,092
(Loss) income from discontinued operations(e)	(669)	201	235
Net income	1,356	1,268	1,327
Net income attributable to noncontrolling interests	(17)	(10)	(11)
Net income attributable to KMP	$1,339	$1,258	$1,316

General Partner’s interest in pre-acquisition income from operations of dropdown asset group	$23	$—	$—
Remaining General Partner’s interest in income from continuing operations(f)	$1,401	$1,173	$883
General Partner’s interest in (loss) income from discontinued operations	$(7)	$2	$2

Limited Partners’ interest in income (loss) from continuing operations	$577	$(114)	$200
Limited Partners’ interest in (loss) income from discontinued operations	$(655)	$197	$231

Item 7. Management’s Discussion and Analysis of Financial Condition     Kinder Morgan Management, LLC Form 10-K
and Results of Operations. (continued)

Kinder Morgan Management, LLC Form 10-K

_____________

(a)
Includes revenues, earnings from equity investments, allocable interest income and other, net, less operating expenses, allocable income taxes and other expense (income). Operating expenses include natural gas purchases and other costs of sales, operations and maintenance expenses, and taxes, other than income taxes.

(b)
2011 amount includes (i) a $168 million increase in expense associated with rate case liability adjustments and (ii) a $60 million increase in expense associated with rights-of-way lease payment liability adjustments. 2010 amount includes a $172 million increase in expense associated with rate case liability adjustments.

(c)
2012 amount includes an increase in earnings of $131 million attributable to KMP’s drop-down asset group for periods prior to its acquisition date of August 1, 2012. 2011 amount includes a $167 million loss from the remeasurement of KMP’s previously held 50% equity interest in KinderHawk Field Services LLC to fair value.

(d)
2012 amount includes a $56 million increase in expense attributable to KMP’s drop-down asset group for periods prior to its acquisition date of August 1, 2012. 2011 amount includes $87 million in expense associated with a one-time special cash bonus payment to non-senior management employees allocated to KMP from KMI; however, we and KMP do not have any obligation, nor did we or KMP pay any amounts related to this expense.

(e)
Represents amounts attributable to KMP’s FTC Natural Gas Pipelines disposal group. 2012 amount includes a combined $829 million loss from the remeasurement of net assets to fair value and the sale of net assets.

(f)
2012, 2011 and 2010 amounts include waived incentive amounts equal to $27 million, $28 million and $11 million, respectively, related to common units issued to finance a portion of KMP’s May 2010 KinderHawk Field Services LLC acquisition. 2010 amount also includes a reduced incentive amount of $168 million due to a portion of KMP’s available cash distribution for the second quarter of 2010 being a distribution of cash from interim capital transactions, rather than a distribution of cash from operations.

For the years ended December 31, 2012, 2011 and 2010, KMP reported limited partner’s interest in net (loss) income of ($78) million, $83 million and $431 million, respectively. Our net (loss) income for the years ended December 31, 2012, 2011 and 2010 was $(20) million, $13 million, and $74 million, respectively.
Our net loss for 2012 includes a reduction of $153 million for our share of KMP’s $829 million discontinued operations loss from the sale of net assets and the remeasurement of its FTC Natural Gas Pipelines disposal group to fair value.
Our net income for 2011 includes reductions of (i) $31 million, net of income tax, for our share of KMP’s $168 million increase in expense associated with rate case liability adjustments; (ii) $30 million, net of income tax, for our share of KMP’s $167 million loss from the remeasurement of its previously held 50% equity interest in KinderHawk to fair value; (iii) $15 million, net of income tax, representing our share of KMP’s $87 million special bonus as discussed above; and (iv) $11 million, net of income tax, for our share of KMP’s $60 million increase in expense associated with rights-of-way lease payment liability adjustments.
Our net income decreased by $33 million in 2012 compared to 2011; however, this overall decrease in net income included our share of those certain items described above (which combined to decrease net income by $153 million and $87 million in 2012 and 2011, respectively). The remaining $33 million increase in our net income is from our share of KMP’s increases in all five of its reportable business segments, and primarily due to increases in earnings from it’s CO2 and Natural Gas Pipelines business segments.
Our net income for 2010 includes (i) a reduction of $31 million, net of income tax, for our share of KMP’s $172 million increase in expense associated with rate case liability adjustments and (ii) a $33 million after-tax increase consisting of (a) $31 million due to higher KMP limited partners net income as a result of the $168 million decrease in the general partners incentive resulting from an interim capital transaction (ICT Distribution) and (b) $2 million in connection with a waived incentive of $11 million related to KMP common units issued to finance a portion of KMP’s May 2010 KinderHawk acquisition. Under an ICT Distribution, KMP’s general partner receives no incentive distribution. See Note 10 “Partners’ Capital-Income Allocation and Declared Distributions” to the consolidated financial statements contained in KMP’s Annual Report on Form 10-K for the year ended December 31, 2012, which is included in this filing as Exhibit 99.1 and incorporated herein by reference, for a further discussion of this ICT Distribution.

Item 7. Management’s Discussion and Analysis of Financial Condition     Kinder Morgan Management, LLC Form 10-K
and Results of Operations. (continued)

Kinder Morgan Management, LLC Form 10-K

Our net income decreased by $61 million in 2011 compared to 2010; however, this overall decrease in net income included our share of those certain items described above (which combined to decrease net income by $87 million in 2011 and increase net income by $2 million in 2010). The remaining $28 million increase in our net income is from our share of KMP’s increases in all five of its reportable business segments, and primarily due to increases in earnings from its CO2, Natural Gas Pipelines, and Terminals business segments.
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
The $9 million decrease in tax expense to a benefit of $3 million for 2012 as compared to an income tax expense of $6 million for 2011 is primarily due to a $42 million decrease in pretax income associated with our investment in KMP, partially offset by an increase in our state tax rate and adjustments to the nondeductible goodwill referred to above.
The $39 million decrease in tax expense to $6 million for 2011 as compared to $45 million for 2010 is primarily due to a $100 million decrease in pretax income associated with our investment in KMP.
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
The number of our shares outstanding will at all times equal the number of i-units of KMP, all of which we own. Under the terms of our limited liability company agreement, except in connection with our liquidation, we do not pay distributions on our shares in cash but we make distributions on our shares in additional shares or fractions of shares. At the same time KMP makes a distribution on its common units and i-units, we distribute on each of our shares that fraction of a share determined by dividing the amount of the cash distribution to be made by KMP on each common unit by the average market price of a share determined for a ten-trading day period ending on the trading day immediately prior to the ex-dividend date for our shares. See Note 3 of the accompanying notes to the consolidated financial statements for further discussion of our share distribution activity.
KMP’s partnership agreement requires that it distribute 100% of “Available Cash,” as defined in the partnership agreement, to its partners within 45 days following the end of each calendar quarter. Available Cash consists generally of all of KMP’s cash receipts, including cash received by its operating partnerships and net reductions in reserves, less cash disbursements and net additions to reserves and amounts payable to noncontrolling interests.
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
The general partner and owners of KMP’s common units and Class B units receive distributions in cash, while we, the sole owner of KMP’s i-units, receive distributions in additional i-units. KMP does not distribute cash to us, the sole owner of i-units, but instead retains the cash for use in its business. However, the cash equivalent of KMP’s distributions of i-units is treated as

Item 7. Management’s Discussion and Analysis of Financial Condition     Kinder Morgan Management, LLC Form 10-K
and Results of Operations. (continued)

Kinder Morgan Management, LLC Form 10-K

if it had actually been distributed for purposes of determining the distributions to the general partner. Each time KMP makes a distribution, the number of i-units owned by us and the percentage of KMP’s total units owned by us increase automatically under the provisions of the partnership agreement.
Pursuant to KMP’s partnership agreement, distributions to its unitholders are characterized either as distributions of cash from operations or as distributions of cash from interim capital transactions. This distinction affects the distributions to its owners of common units, Class B units and i‑units relative to the distributions to its general partner.
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
Rule for Characterizing Distributions. Generally, all available cash distributed by KMP from any source will be treated as distributions of cash from operations until the sum of all available cash distributed equals the cumulative amount of cash from operations actually generated from the date it commenced operations through the end of the calendar quarter prior to that distribution. Any distribution of available cash which, when added to the sum of all prior distributions, is in excess of the cumulative amount of cash from operations, will be considered a distribution of cash from interim capital transactions until the initial common unit price is fully recovered as described below under “-Allocation of Distributions from Interim Capital Transactions.” For purposes of calculating the sum of all distributions of available cash, the total equivalent cash amount of all distributions of i‑units to us, as the holder of all i‑units, will be treated as distributions of available cash, even though the distributions to us are made in additional i‑units rather than cash. KMP retains this cash and uses it in its business. To date, all of KMP’s available cash distributions, other than a $177 million distribution of cash from interim capital transactions for the second quarter of 2010 (paid in the third quarter of 2010), have been treated as distributions of cash from operations.
Allocation of Distributions from Operations. KMP will distribute cash from operations for each quarter effectively as follows:

		Marginal percentage interest in distribution
	Total quarterly distribution per unit target amount	Unitholders	General partner
First target distribution	0.15125	98%	2%
Second target distribution	above $0.15125 up to $0.17875	85%	15%
Third target distribution	above $0.17875 up to $0.23375	75%	25%
Thereafter	above $0.23375	50%	50%
___________
Allocation of Distributions from Interim Capital Transactions. Any distribution by KMP of available cash that would constitute cash from interim capital transactions would be distributed effectively as follows:

▪	98% to all owners of common units and Class B units pro rata in cash and to us in equivalent i‑units; and

▪
2% to the general partner, until KMP has distributed cash from this source in respect of a common unit outstanding since its original public offering in an aggregate amount per unit equal to the initial common unit price of $5.75, as adjusted for splits.

As cash from interim capital transactions is distributed, it would be treated as if it were a repayment of the initial public offering price of the common units. To reflect that repayment, the first three distribution target levels of cash from operations (described above) would be adjusted downward proportionately by multiplying each distribution target level amount by a fraction, the numerator of which is the unrecovered initial common unit price immediately after giving effect to that distribution and the denominator of which is the unrecovered initial common unit price immediately prior to giving effect to that distribution. When the initial common unit price is fully recovered, then each of the first three distribution target levels will have been reduced to zero. Thereafter all distributions of available cash from all sources will be treated as if they were cash from operations and available cash will be distributed 50% to all classes of units pro rata (with the distribution to i‑units being

Item 7. Management’s Discussion and Analysis of Financial Condition     Kinder Morgan Management, LLC Form 10-K
and Results of Operations. (continued)

Kinder Morgan Management, LLC Form 10-K

made instead in the form of i‑units), and 50% to the general partner. With respect to the portion of KMP’s distribution of available cash for the second quarter of 2010 that was from interim capital transactions, the general partner waived this resetting of the distribution target levels.
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

Information Regarding Forward-looking Statements
This report includes forward-looking statements. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. They use words such as “anticipate,” “believe,” “intend,” “plan,” “projection,” “forecast,” “strategy,” “position,” “continue,” “estimate,” “expect,” “may,” or the negative of those terms or other variations of them or comparable terminology. In particular, statements, express or implied, concerning future actions, conditions or events, future operating results or the ability to generate sales, income or cash flow or to pay dividends or make distributions are forward-looking statements. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Future actions, conditions or events and future results of our operations and those of KMP may differ materially from those expressed in these forward-looking statements. Please see “Information Regarding Forward-Looking Statements” for KMP included in Exhibit 99.1 of this filing and incorporated herein by reference. Many of the factors that will determine these results are beyond our ability to control or predict. Specific factors which could cause actual results to differ from those in the forward-looking statements include:

•	the terms of sales on the drop-down of assets from KMI to KMP;

▪	price trends and overall demand for natural gas liquids, refined petroleum products, oil, carbon dioxide, natural gas, electricity, coal, steel and other bulk materials and chemicals in North America;

▪	economic activity, weather, alternative energy sources, conservation and technological advances that may affect price trends and demand;

▪	changes in KMP's tariff rates implemented by the Federal Energy Regulatory Commission, California Public Utilities Commission, Canada's National Energy Board or another regulatory agency;

▪	KMP's ability to acquire new businesses and assets and integrate those operations into its existing operations, as well as the ability to expand its facilities;

▪	difficulties or delays experienced by railroads, barges, trucks, ships or pipelines in delivering products to or from KMP's terminals or pipelines;

▪	KMP's ability to successfully identify and close acquisitions and make cost-saving changes in operations;

▪	shut-downs or cutbacks at major refineries, petrochemical or chemical plants, ports, utilities, military bases or other businesses that use KMP's services or provide services or products to it;

▪
changes in crude oil and natural gas production from exploration and production areas that KMP serves, such as the Permian Basin area of West Texas, the U.S. Rocky Mountains, areas of shale gas formation and the Alberta oil sands;

▪	changes in laws or regulations, third-party relations and approvals and decisions of courts, regulators and governmental bodies that may adversely affect KMP's business or its ability to compete;

▪
changes in accounting standards that impact the measurement of KMP's or our results of operations, the timing of when such measurements are to be made and recorded, and the disclosures surrounding these activities;

▪
our ability to offer and sell equity securities, and KMP's ability to offer and sell equity securities and debt securities or obtain debt financing in sufficient amounts to implement that portion of KMP's business plan that contemplates growth through acquisitions of operating businesses and assets and expansions of its facilities;

Item 7. Management’s Discussion and Analysis of Financial Condition     Kinder Morgan Management, LLC Form 10-K
and Results of Operations. (continued)

Kinder Morgan Management, LLC Form 10-K

▪
KMP's indebtedness, which could make it vulnerable to general adverse economic and industry conditions, limit its ability to borrow additional funds and/or place it at competitive disadvantages compared to its competitors that have less debt or have other adverse consequences;

▪	interruptions of electric power supply to KMP's facilities due to natural disasters, power shortages, strikes, riots, terrorism, war or other causes;

▪	our or KMP's ability to obtain insurance coverage without significant levels of self-retention of risk;

▪	acts of nature, accidents, sabotage, terrorism, cyber security attacks or other similar acts causing damage greater than KMP's insurance coverage limits;

▪	capital and credit markets conditions, inflation and interest rates;

▪	the political and economic stability of the oil producing nations of the world;

▪	national, international, regional and local economic, competitive and regulatory conditions and developments;

▪	KMP's ability to achieve cost savings and revenue growth;

▪	foreign exchange fluctuations;

▪	the timing and extent of changes in commodity prices for oil, natural gas, electricity and certain agricultural products;

▪
the extent of KMP's success in discovering, developing and producing oil and gas reserves, including the risks inherent in exploration and development drilling, well completion and other development activities;

▪	engineering and mechanical or technological difficulties that KMP may experience with operational equipment, in well completions and workovers, and in drilling new wells;

▪	the uncertainty inherent in estimating future oil and natural gas production or reserves that KMP may experience;

▪	the ability of KMP to complete expansion projects on time and on budget;

▪	the timing and success of KMP's business development efforts; and

▪
unfavorable results of litigation and the fruition of contingencies referred to in KMP's Annual Report on Form 10-K for the year ended December 31, 2012, included in this filing as Exhibit 99.1 and incorporated herein by reference.

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

Kinder Morgan Management, LLC Form 10-K

Item 8. Financial Statements and Supplementary Data.

Item 8. Financial Statements and Supplementary Data (continued)         Kinder Morgan Management, LLC Form 10-K

Report of Independent Registered Public Accounting Firm

To the Board of Directors
and Shareholders of Kinder Morgan Management, LLC

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of comprehensive income, of shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of Kinder Morgan Management, LLC and its subsidiary (the “Company”) at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (”COSO”). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A of the Company’s Annual Report on Form 10-K. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Houston, Texas
February 20, 2013

Item 8. Financial Statements and Supplementary Data (continued)         Kinder Morgan Management, LLC Form 10-K

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amount)

	Year Ended December 31,
	2012	2011	2010
Equity in (loss) earnings of Kinder Morgan Energy Partners, L.P.	$(23)	$19	$119
Income tax (benefit) expense	(3)	6	45
Net (loss) income	$(20)	$13	$74
(Loss) Earnings per Share
Basic and Diluted	$(0.19)	$0.14	$0.84
Number of shares used in computing (Loss) Earnings per Share
Basic and Diluted	105	95	89

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2012	2011	2010
Net (Loss) Income	$(20)	$13	$74
Other comprehensive income, net of tax:
Change in fair value of derivatives utilized for hedging purposes (net of tax expense (benefit) of $7, $1 and $(4), respectively)	13	1	(7)
Reclassification of change in fair value of derivatives to net income (net of tax (benefit) expense of $(1), $15 and $10, respectively)	(1)	26	17
Foreign currency translation adjustments (net of tax expense (benefit) of $3, $(3) and $5, respectively)	5	(5)	10
Adjustments to pension and other postretirement benefit plan liabilities (net of tax expense (benefit) of $1, $(2) and $-, respectively)	1	(3)	—
Total Other Comprehensive Income	18	19	20
Comprehensive (Loss) Income	$(2)	$32	$94

The accompanying notes are an integral part of these consolidated financial statements.

Item 8. Financial Statements and Supplementary Data (continued)         Kinder Morgan Management, LLC Form 10-K

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In millions, except shares)

	December 31,
	2012	2011
ASSETS
Current Assets
Accounts receivable, related party	$12	$10
Total current assets	12	10

Investment in Kinder Morgan Energy Partners, L.P.	3,454	2,722
Deferred income taxes	10	—

Total Assets	$3,476	$2,732

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$4	$3
Accrued other current liabilities	8	7
Total current liabilities	12	10

Deferred income taxes	—	218

Shareholders’ Equity
Voting shares - unlimited authorized; 3 voting shares issued and outstanding	—	—
Listed shares - unlimited authorized; 115,118,335 and 98,509,389 listed shares issued and outstanding, respectively	5,201	3,760
Retained deficit	(1,755)	(1,256)
Accumulated other comprehensive income	18	—
Total Shareholders’ Equity	3,464	2,504

Total Liabilities and Shareholders’ Equity	$3,476	$2,732

The accompanying notes are an integral part of these consolidated financial statements.

Item 8. Financial Statements and Supplementary Data (continued)         Kinder Morgan Management, LLC Form 10-K

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2012	2011	2010
Cash Flows From Operating Activities
Net (loss) income	$(20)	$13	$74
Adjustments to reconcile net (loss) income to net cash flows from operating activities
Deferred income taxes	(3)	6	45
Equity in loss (earnings) of Kinder Morgan Energy Partners, L.P.	23	(19)	(119)
Changes in components of working capital
Accounts receivable, related party	(2)	1	—
Other current assets	—	—	1
Accounts payable	1	—	—
Accrued other current liabilities	1	(1)	(1)
Net Cash Provided by Operating Activities	—	—	—

Cash Flows From Investing Activities
Purchase of i-units of Kinder Morgan Energy Partners, L.P.	(727)	—	—
Net Cash Used in Investing Activities	(727)	—	—

Cash Flows From Financing Activities
Shares issued	727	—	—
Net Cash Provided by Financing Activities	727	—	—

Net increase in Cash and Cash Equivalents	—	—	—
Cash and Cash Equivalents, beginning of period	—	—	—
Cash and Cash Equivalents, end of period	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Kinder Morgan Management, LLC Form 10-K

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in millions)

	Year Ended December 31,
	2012		2011		2010
	Shares	Amount	Shares	Amount	Shares	Amount
Voting Shares
Beginning Balance	3	$—	3	$—	3	$—
Ending Balance	3	—	3	—	3	—

Listed Shares
Beginning Balance	98,509,389	3,760	91,907,987	3,340	85,538,263	2,966
Share distributions	6,488,946	479	6,601,402	420	6,369,724	374
Shares issued	10,120,000	727	—	—	—	—
Tax impact of KMI drop-down to KMP (Note 3)	—	235	—	—	—	—
Ending Balance	115,118,335	5,201	98,509,389	3,760	91,907,987	3,340

Retained Deficit
Beginning Balance		(1,256)		(849)		(549)
Net (loss) income		(20)		13		74
Share distributions		(479)		(420)		(374)
Ending Balance		(1,755)		(1,256)		(849)

Accumulated other comprehensive income (loss) (net of tax benefits)
Beginning Balance		—		(19)		(39)
Change in fair value of derivatives utilized for hedging purposes		13		1		(7)
Reclassification of change in fair value of derivatives to net income		(1)		26		17
Foreign currency translation adjustments		5		(5)		10
Adjustments to pension and other postretirement benefit plan liabilities		1		(3)		—
Ending Balance		18		—		(19)

Total Shareholders’ Equity	115,118,338	$3,464	98,509,392	$2,504	91,907,990	$2,472

The accompanying notes are an integral part of these consolidated financial statements.

Item 8. Financial Statements and Supplementary Data (continued)         Kinder Morgan Management, LLC Form 10-K

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

KMI’s Initial Public Offering

On February 16, 2011, Kinder Morgan, Inc. (KMI) completed an initial public offering of its common stock.  Prior to the closing of the initial public offering, its outstanding units were converted into shares of its capital stock.  All of the common stock that was sold in the offering was sold by its existing investors consisting of funds advised by or affiliated with Goldman Sachs & Co., Highstar Capital LP, The Carlyle Group and Riverstone Holdings LLC. No members of management sold shares in the offering, and KMI did not receive any proceeds from the offering. During 2012, the funds advised by or affiliated with Goldman Sachs & Co., The Carlyle Group and Riverstone Holdings LLC, sold their remaining interests in KMI.

KMI’s Acquisition of El Paso Corporation

Effective on May 25, 2012, KMI completed the acquisition of all of the outstanding shares of El Paso Corporation, referred to as “EP.” EP owns one of North America’s largest interstate natural gas pipeline systems and an emerging midstream business. EP also owns a 41% limited partner interest and the 2% general partner interest in El Paso Pipeline Partners, L.P., referred to as “EPB.” The combined enterprise, including the associated master limited partnerships, KMP and EPB, owns an interest in or operates more than 75,000 miles of pipeline and 180 terminals and represents the largest natural gas pipeline network in the United States, the largest independent transporter of petroleum products in the United States, the largest transporter of CO2 in the United States, the second largest oil producer in Texas and the largest independent terminal owner/operator in the United States.

Effective November 1, 2012, KMI sold KMP’s FTC Natural Gas Pipelines disposal group to Tallgrass Energy Partners, L.P. for approximately $1.8 billion (before selling costs) to satisfy terms of a March 15, 2012 agreement with the U.S. Federal Trade Commission (FTC) to divest certain of its assets in order to receive regulatory approval for its EP acquisition. KMP’s FTC Natural Gas Pipelines disposal group’s assets included (i) Kinder Morgan Interstate Gas Transmission natural gas pipeline system; (ii) Trailblazer natural gas pipeline system; (iii) Casper and Douglas natural gas processing operations; and (iv) 50% equity investment in the Rockies Express natural gas pipeline system.
Effective August 1, 2012, KMP acquired the full ownership interest in the Tennessee Gas natural gas pipeline system and a 50% ownership interest in the El Paso Natural Gas pipeline system from KMI for an aggregate consideration of approximately $6.2 billion. In this report, we refer to KMP’s acquisition of assets from KMI as the drop-down transaction and we refer to the combined group of assets acquired from KMI as the drop-down asset group. KMI sold the drop-down asset group to KMP in order to replace KMP’s FTC Natural Gas Pipelines disposal group that it divested on November 1, 2012. Also, see Note 5.
KMI acquired the drop-down asset group from EP on May 25, 2012 (discussed above). Pursuant to current accounting principles in conformity with the Codification, KMI accounted for its acquisition from EP of the drop-down asset group under the purchase accounting method, and KMP accounted for the drop-down transaction as a transfer of net assets between entities under common control. Accordingly, the KMP information in Note 5 has been prepared to reflect the transfer of net assets from KMI to KMP as if such transfer had taken place on May 25, 2012. Specifically, KMP (i) recognized the acquired assets and assumed liabilities at KMI’s carrying value as of its acquisition date, May 25, 2012 (including all of KMI’s purchase accounting adjustments); (ii) recognized any difference between its purchase price and the carrying value of the net assets it

Item 8. Financial Statements and Supplementary Data (continued)         Kinder Morgan Management, LLC Form 10-K

acquired as an adjustment to its Partners’ Capital (specifically, as an adjustment to its general partner’s capital interests); and (iii) retrospectively adjusted its consolidated financial statements, for any date after KMI’s May 25, 2012 acquisition of EP, to reflect its results on a consolidated combined basis including the results of the drop-down asset group as of or at the beginning of the respective period.
Additionally, because KMI both controls KMP and consolidates KMP’s financial statements into its consolidated financial statements as a result of its ownership of KMP’s general partner, KMP fully allocated the earnings of the drop-down asset group for the period beginning May 25, 2012 and ending August 1, 2012 to its general partner and this amount is reported separately as “General Partner’s interest in pre-acquisition income from operations of drop-down asset group” in Note 5 for the year ended December 31, 2012. For the period beginning after KMP’s acquisition date of August 1, 2012, KMP allocated its earnings (including the earnings from the asset drop-down group) to all of its partners according to its Amended and Restated Agreements of Limited Partnership.
Subsequent Event - KMP’s pending acquisition of Copano Energy, L.L.C.
On January 29, 2013, KMP announced it has entered into an agreement to acquire Copano Energy , L.L.C. (Copano).   KMP will acquire all of Copano’s outstanding units, including convertible preferred units, for a total purchase price of approximately $5 billion, including the assumption of debt. The transaction will be a 100% unit for unit transaction with an exchange ratio of 0.4563 KMP units per Copano unit. Copano, a midstream natural gas company with operations primarily in Texas, Oklahoma and Wyoming, provides comprehensive services to natural gas producers, including natural gas gathering, processing, treating and natural gas liquids fractionation. The transaction, which is expected to close in the third quarter of 2013, is subject to customary closing conditions, including regulatory approval and a vote of the Copano unitholders.
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

Accounting for Investment in KMP

We use the equity method of accounting for our investment in KMP, which investment is further described in Notes 4 and 5. KMP is a publicly traded limited partnership and its common units are traded on the New York Stock Exchange under the symbol “KMP.” We record, in the period in which it is earned, our share of the earnings of KMP attributable to the i-units we own. We also record our proportionate share of KMP’s accumulated other comprehensive income as an adjustment to our investment in KMP. We receive distributions from KMP in the form of additional i-units, which increase the number of i-units we own. We issue additional shares (or fractions thereof) to our existing shareholders in an amount equal to the additional i-units received from KMP. At December 31, 2012, through our ownership of KMP i-units, we owned approximately 30.8% of all of KMP’s outstanding limited partner interests.

In addition, we perform impairment testing of the amount at which we carry the excess of cost over underlying fair value of net assets accounted for under the equity method when events or circumstances warrant such testing. The impairment test

Item 8. Financial Statements and Supplementary Data (continued)         Kinder Morgan Management, LLC Form 10-K

considers whether there is an inability to recover the carrying value of an investment that is other than temporary. As of December 31, 2012, we believed no such impairment had occurred on our investment in KMP.

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

Income Taxes

We are a limited liability company that has elected to be treated as a corporation for federal income tax purposes. Our entire income tax provision consists of deferred income tax.  Deferred income tax assets and liabilities are recognized for temporary differences between the basis of our assets and liabilities for financial and tax reporting purposes.  Our deferred tax balance was an asset of $10 million and a liability of $218 million as of December 31, 2012 and 2011, respectively, as presented in the accompanying consolidated balance sheets, see Note 3. Under our current basis of accounting, we have excluded nondeductible goodwill associated with our investment in KMP. Changes in tax legislation are included in the relevant computations in the period in which such changes are effective. Currently, our only such temporary difference results from our investment in KMP.

For more information on income taxes, see Note 6.

Earnings Per Share

Both basic and diluted earnings per share are computed based on the weighted-average number of shares outstanding during each period, adjusted for share splits. There are no securities outstanding that may be converted into or exercised for shares.

3.    Capitalization

Our authorized capital structure consists of two classes of interests: (1) our listed shares and (2) our voting shares, collectively referred to in this document as our “shares.” Prior to the May 2001 initial public offering of our shares, our issued capitalization consisted of $100,000 contributed by Kinder Morgan, G.P., Inc. for two voting shares. At December 31, 2012, KMI owned approximately 15 million, or approximately 13.0% of our outstanding shares.

In the third quarter of 2012, we issued 10,120,000 of our shares in a public offering at a price of approximately $73.50 per share, less commissions and underwriting expenses.  We used the net proceeds received of $727 million from the issuance of these 10,120,000 shares to buy additional i-units from KMP.  KMP used the proceeds to pay a portion of the purchase price for the drop-down transaction.   None of the shares from our offering were purchased by KMI.

As discussed above in Note 1, KMI completed a drop-down transaction with KMP during the third quarter of 2012. This transaction is treated as an intercompany transfer of assets between KMI (an affiliate and shareholder of the Company) and KMP. Our and KMI’s accounting policy is to apply the look-through method of recording deferred taxes on the outside book tax basis difference in its investments without regard to nondeductible goodwill. The adjustment to our deferred tax liability as a result of the intercompany transaction, including the transfer of nondeductible goodwill to KMP, is reflected as an offset to our shareholders’ equity.  Therefore, we have recorded a decrease to our deferred tax liability and offsetting increase to our shareholders’ equity in the amount of $235 million.

Share Distributions

Item 8. Financial Statements and Supplementary Data (continued)         Kinder Morgan Management, LLC Form 10-K

	Year Ended December 31,
	2012	2011	2010
Equivalent Distribution Value Per Share(a)	$4.85	$4.58	$4.32
Total Number of Additional Shares Distributed(b)	6,488,946	6,601,402	6,369,724
___________

(a)
This is the cash distribution paid to each common unit of KMP during the period indicated and is used to calculate our distribution of shares. Because of this calculation, the market value of the shares distributed on the date of distribution may be less or more than the cash distribution per common unit of KMP.

(b)
Our distributions are paid in the form of additional shares or fractions thereof based on the average market price of a share determined for a ten-day trading day period ending on the trading day immediately prior to the ex-dividend date for our shares.

On February 14, 2013, we paid a distribution of 0.015676 shares per outstanding share (1,804,595 total shares) to shareholders of record as of January 31, 2013, based on the $1.29 per common unit distribution declared by KMP.

4.    Business Activities and Related Party Transactions

At no time after our formation and prior to our initial public offering did we have any operations or own any interest in KMP. Upon the closing of our initial public offering in May 2001, we became a limited partner in KMP and, pursuant to a delegation of control agreement, we assumed the management and control of its business and affairs. Under the delegation of control agreement, Kinder Morgan G.P., Inc. delegated to us, to the fullest extent permitted under Delaware law and KMP’s partnership agreement, all of Kinder Morgan G.P., Inc.’s power and authority to manage and control the business and affairs of KMP, subject to Kinder Morgan G.P., Inc.’s right to approve certain transactions. KMP will either pay directly or reimburse us for all expenses we incur in performing under the delegation of control agreement and will be obligated to indemnify us against claims and liabilities provided that we have acted in good faith and in a manner we believed to be in, or not opposed to, the best interests of KMP and the indemnity is not prohibited by law. KMP consented to the terms of the delegation of control agreement including KMP’s indemnity and reimbursement obligations. We do not receive a fee for our service under the delegation of control agreement, nor do we receive any margin or profit on the expense reimbursement. We incurred, on behalf of KMP, approximately $299 million, $278 million and $290 million of expenses during the years ended December 31, 2012, 2011 and 2010, respectively. The expense reimbursements by KMP to us are accounted for as a reduction to the expense incurred by us. The net monthly balance payable or receivable from these activities is settled in cash in the following month. At December 31, 2012 and 2011, $12 million and $10 million, respectively, primarily receivables from KMP, are recorded in the caption “Accounts receivable, related party” in the accompanying consolidated balance sheet.

Kinder Morgan Services LLC is our wholly owned subsidiary and provides centralized payroll and employee benefits services to us, Kinder Morgan G.P., Inc., KMP, and KMP’s operating partnerships and subsidiaries (collectively, the “Group”). Employees of KMGP Services Company, Inc., a subsidiary of Kinder Morgan G.P., Inc., are assigned to work for one or more members of the Group. When they do so, they remain under our ultimate management and control. The direct costs of all compensation, benefits expenses, employer taxes and other employer expenses for these employees are allocated and charged by Kinder Morgan Services LLC to the appropriate members of the Group, and the members of the Group reimburse Kinder Morgan Services LLC for their allocated shares of these direct costs. There is no profit or margin charged by Kinder Morgan Services LLC to the members of the Group. The administrative support necessary to implement these payroll and benefits services is provided by the human resource department of KMI, and the related administrative costs are allocated to members of the Group in accordance with expense allocation procedures. The effect of these arrangements is that each member of the Group bears the direct compensation and employee benefits costs of its assigned or partially assigned employees, as the case may be, while also bearing its allocable share of administrative costs. Pursuant to its limited partnership agreement, KMP reimburses Kinder Morgan Services LLC for its share of these administrative costs, and such reimbursements are accounted for as described above. Additionally, KMP reimburses us with respect to costs incurred or allocated to us in accordance with KMP’s limited partnership agreement, the delegation of control agreement among Kinder Morgan G.P., Inc., KMP, us and others, and our limited liability company agreement. During the years ended December 31, 2012, 2011 and 2010, these expenses totaled approximately $401 million, $389 million and $383 million, respectively.

5.    Summarized Financial Information for KMP

KMP’s consolidated financial statements include the reclassifications necessary to reflect the results of its FTC Natural Gas Pipelines disposal group as discontinued operations. Additional information on KMP’s results of operations and financial position are contained in its Annual Report on Form 10-K for the year ended December 31, 2012, which is included in this

Item 8. Financial Statements and Supplementary Data (continued)         Kinder Morgan Management, LLC Form 10-K

filing as Exhibit 99.1 and incorporated herein by reference. Following is summarized income statement and balance sheet information for KMP (in millions).

Summarized Kinder Morgan Energy Partners, L.P. Income Statement Information

	Year Ended December 31,
	2012	2011	2010
Revenues	$8,642	$7,889	$7,739
Operating costs, expenses and other(a)	6,302	6,332	6,279
Operating income	$2,340	$1,557	$1,460

(Loss) income from discontinued operations(b)	$(669)	$201	$235

Net income	$1,356	$1,268	$1,327

Net income attributable to KMP	$1,339	$1,258	$1,316

General Partner’s interest in pre-acquisition income from operations of drop-down asset group	$23	$—	$—
General Partner’s interest in income from continuing operations(c)	$1,401	$1,173	$883
General Partner’s interest in (loss) income from discontinued operations	$(7)	$2	$2
Limited Partners’ interest in income (loss) from continuing operations	$577	$(114)	$200
Limited Partners’ interest in (loss) income from discontinued operations	$(655)	$197	$231

Summarized Kinder Morgan Energy Partners, L.P. Balance Sheet Information

	As of December 31,
	2012	2011
Current assets	$2,244	$1,576
Noncurrent assets	$29,885	$22,527
Current liabilities	$3,200	$3,119
Noncurrent liabilities	$17,350	$13,380
KMP’s capital	$11,324	$7,508
Noncontrolling interests	$255	$96
____________

(a)
2012 amount includes a $56 million increase in expense attributable to KMP’s drop-down asset group for periods prior to its acquisition date of August 1, 2012. 2011 amount includes (i) a $168 million increase in expense associated with rate case liability adjustments; (ii) a $167 million loss from the remeasurement of KMP’s previously held 50% equity interest in KinderHawk Field Services LLC to fair value; (iii) $87 million in expense associated with a one-time special cash bonus payment to non-senior management employees allocated to KMP from KMI; however, we and KMP do not have any obligation, nor did we or KMP pay any amounts related to this expense; and (iv) a $60 million increase in expense associated with rights-of-way lease payment liability adjustments. 2010 amount includes a $172 million increase in expense associated with rate case liability adjustments.

Item 8. Financial Statements and Supplementary Data (continued)         Kinder Morgan Management, LLC Form 10-K

(b)
Represents amounts attributable to KMP’s FTC Natural Gas Piplelines disposal group. 2012 includes a combined $829 million loss from the remeasurement of net assets to fair value and the sale of net assets.

(c)
2012, 2011 and 2010 amounts include waived incentive amounts equal to $27 million, $28 million and $11 million, respectively, related to common units issued to finance a portion of KMP’s May 2010 KinderHawk Field Services LLC acquisition. 2010 amount also includes a reduced incentive amount of $168 million due to a portion of KMP’s available cash distribution for the second quarter of 2010 being a distribution of cash from interim capital transactions, rather than a distribution of cash from operations.

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

6.    Income Taxes

The difference between the statutory federal income taxes (and rate) and our actual income taxes (and effective tax rate) are summarized as follows (in millions, except percentages):

	Year Ended December 31,
	2012		2011		2010
Federal income tax rate	$(8)	35.0%	$7	35.0%	$42	35.0%
Non-deductible goodwill	4	(15.2)%	(1)	(4.6)%	—	(0.2)%
State deferred tax rate change	1	(6.5)%	—	(1.5)%	1	1.2%
State income tax, net of federal benefit	—	1.5%	—	1.2%	2	1.3%
Total	$(3)	14.8%	$6	30.1%	$45	37.3%
____________

(a)	Primarily the impact on deferred taxes of changes in nondeductible goodwill and an increase in our state tax rate.

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

We had no unrecognized tax benefits on the balance sheet at December 31, 2012 and 2011. In the event interest or penalties are incurred with respect to income tax matters, our policy will be to include such items in income tax expense. We did not have an accrual for interest and penalties at December 31, 2012 or 2011. At December 31, 2012, tax years 2007 through 2012 remained subject to examination by the Internal Revenue Service or applicable states. We do not expect any material change in the balance of our unrecognized tax benefits over the next twelve months.

7.    Recent Accounting Pronouncements

None of the Accounting Standards Updates that we adopted and that became effective January 1, 2012 had a material impact on our consolidated financial statements.

ASU No. 2011-11
On December 16, 2011, the Financial Accounting Standards Board (FASB) issued ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” This ASU requires disclosures to provide information to help reconcile differences in the offsetting requirements under U.S. Generally Accepted Accounting Principles and International Financial Reporting Standards. The disclosure requirements of this ASU mandate that entities disclose both gross and net information about financial instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an enforceable master netting arrangement or similar agreement. ASU No. 2011-11 also requires disclosure of collateral received and posted in connection with master netting arrangements or similar arrangements. The scope of this ASU includes derivative contracts, repurchase agreements, and securities borrowing and lending arrangements, and all disclosures provided by the amendments of ASU No. 2011-11 are required to be provided retrospectively

Item 8. Financial Statements and Supplementary Data (continued)         Kinder Morgan Management, LLC Form 10-K

for all comparative periods presented. For us, ASU No. 2011-11 was effective January 1, 2013, and the adoption of this ASU did not have a material impact on our consolidated financial statements.
ASU No. 2012-02
On July 27, 2012, the FASB issued ASU No. 2012-02, “Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.” This ASU allows an entity the option to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not (that is, a likelihood of more than 50%) that an indefinite-lived intangible asset other than goodwill is impaired. If, after this assessment, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test prescribed by current accounting principles. Moreover, an entity can bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to the quantitative impairment test, and then resume performing the qualitative assessment in any subsequent period. For us, ASU No. 2012-02 was effective January 1, 2013, and the adoption of this ASU did not have a material impact on our consolidated financial statements.
ASU No. 2013-02

On February 5, 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This ASU amends and clarifies the disclosure requirements prescribed in ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU No. 2013-02 requires that entities present information about reclassification adjustments from accumulated other comprehensive income in their annual financial statements in a single note or on the face of the financial statements. Public entities will also have to provide this information in their interim financial statements. Specifically, entities must present, either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. If a component is not required to be reclassified to net income in its entirety, entities would instead cross reference to the related footnote for additional information. This ASU is effective prospectively for public entities for annual and interim reporting periods beginning after December 15, 2012 (January 1, 2013 for us). Early adoption is permitted. We are currently reviewing the effect of ASU No. 2013-02.

8.    Quarterly Financial Data (Unaudited)

Quarterly Operating Results for 2012 and 2011
(In millions except per share amounts)

	2012-Three Months Ended
	March 31	June 30	September 30	December 31
Equity in (loss) earnings of KMP	$(31)	$(54)	$(9)	$71
Income tax (benefit) expense	(7)	(18)	(6)	28
Net (loss) income (a)	$(24)	$(36)	$(3)	$43
(Loss) earnings per share, basic and diluted	$(0.24)	$(0.36)	$(0.03)	$0.38
Number of shares used in computing basic and diluted (loss) earnings per share	99	101	107	114

Item 8. Financial Statements and Supplementary Data (continued)         Kinder Morgan Management, LLC Form 10-K

	2011-Three Months Ended
	March 31	June 30	September 30	December 31
Equity in earnings (loss) of KMP	$15	$(20)	$(25)	$49
Income tax expense (benefit)	5	(7)	(10)	18
Net income (loss)(b)(c)(d)	$10	$(13)	$(15)	$31
Earnings (loss) per share, basic and diluted	$0.11	$(0.14)	$(0.16)	$0.32
Number of shares used in computing basic and diluted earnings (loss) per share	93	94	96	98
  ____________

(a)
First, second and third quarters 2012 include reductions of net income of $59 million, $60 million and $19 million, respectively, for our share of KMP’s $322 million, $327 million and $100 million, respectively, discontinued operations losses from the remeasurement of its FTC Natural Gas Pipelines disposal group to fair value. In addition, third quarter 2012 also includes $15 million for our share of KMP’s $78 million discontinued operations loss from costs to sell its FTC Natural Gas Pipelines disposal group.

(b)
First quarter 2011 includes a $15 million reduction of net income for our share of KMP’s $87 million increase in expense allocated to KMP from KMI associated with a one-time special cash bonus payment paid to non-senior management employees in May 2011; however, we and KMP do not have any obligation, nor did we or KMP pay any amounts related to this expense.

(c)	Second quarter 2011 includes a $30 million reduction of net income for our share of KMP’s $165 million increase in expense associated with rate case liability adjustments.

(d)
Third quarter 2011 includes a $30 million reduction of net income for our share of KMP’s $167 million loss from the remeasurement of its previously held 50% equity interest in KinderHawk Field Services LLC to fair value, and a $12 million reduction of net income for our share of KMP’s $69 million increase in expense primarily associated with rights-of-way lease payment liability adjustments.

9.    Supplemental Information on Oil and Gas Producing Activities (Unaudited)

At December 31, 2012, through our ownership of i-units, we owned approximately 30.8% of all of KMP’s outstanding limited partner interests.  As discussed above, our results of operations are derived principally from our investment in KMP.  We use the equity method of accounting for our investment in KMP, and record our share of its earnings and accumulated other comprehensive income.  Though we do not directly have interests in oil and gas producing activities, our equity method investee, KMP, has significant oil and gas producing activities.  Additional information on KMP’s oil and gas producing activities are contained in its Annual Report on Form 10-K for the year ended December 31, 2012, which is included in this filing as Exhibit 99.1 and incorporated herein by reference.

Kinder Morgan Management, LLC Form 10-K

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

 Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2012, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required, and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

The effectiveness of our internal control over financial reporting as of December 31, 2012, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their attestation report which appears herein.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position
Richard D. Kinder	68	Director, Chairman and Chief Executive Officer
C. Park Shaper	44	Director and President
Steven J. Kean	51	Executive Vice President and Chief Operating Officer
Ted A. Gardner	55	Director
Gary L. Hultquist	69	Director
Perry M. Waughtal	77	Director
Kimberly A. Dang	43	Vice President and Chief Financial Officer
Jeffrey R. Armstrong	44	Vice President (President, Terminals)
Thomas A. Bannigan	59	Vice President (President, Products Pipelines)
Richard T. Bradley	57	Vice President (President, CO2)
David D. Kinder	38	Vice President, Corporate Development and Treasurer
Joseph Listengart	44	Vice President, General Counsel and Secretary
Thomas A. Martin	51	Vice President (President, Natural Gas Pipelines)
James E. Street	56	Vice President, Human Resources and Administration

Richard D. Kinder is Director, Chairman and Chief Executive Officer of KMR, Kinder Morgan G.P., Inc., and KMI.  Mr. Kinder has served as Director, Chairman and Chief Executive Officer of KMR since its formation in February 2001.  He was elected Director, Chairman and Chief Executive Officer of KMI in October 1999.  He was elected Director, Chairman and Chief Executive Officer of Kinder Morgan G.P., Inc. in February 1997.  He also served as Chief Manager, and as a member of the Board of Managers, of Kinder Morgan Holdco LLC from May 2007 until February 2011, and continued in the role of Chairman and Chief Executive Officer of KMI upon its conversion.  In May 2012, he was elected as a Director and Chairman and appointed as Chief Executive Officer of the general partner of El Paso Pipeline Partners, L.P. Mr. Kinder is the uncle of David Kinder, Vice President, Corporate Development and Treasurer of KMR, Kinder Morgan G.P., Inc., KMI and the general partner of El Paso Pipeline Partners, L.P. Mr. Kinder’s experience as Chief Executive Officer of KMI, KMR, Kinder Morgan G.P., Inc. and the general partner of El Paso Pipeline Partners, L.P., provide him with a familiarity with our strategy, operations and finances that can be matched by no one else. In addition, we believe that with Mr. Kinder’s significant direct and indirect equity ownership in us, his economic interests are aligned with those of our other equity investors.

C. Park Shaper is Director and President of KMR, Kinder Morgan G.P., Inc., and KMI.  Mr. Shaper was elected President of KMR, Kinder Morgan G.P., Inc. and KMI in May 2005.  Mr. Shaper was elected Director of KMR and Kinder Morgan G.P., Inc. in January 2003.  He also served as President, and as a member of the Board of Managers, of Kinder Morgan Holdco LLC from May 2007 until February 2011, and continued in the role of Director and President of KMI upon its conversion.  He has served in various management roles for the Kinder Morgan companies since 2000. In May 2012, he was elected as a director and appointed as President of the general partner of El Paso Pipeline Partners, L.P. He received a Masters of Business Administration degree from the J.L. Kellogg Graduate School of Management at Northwestern University.  Mr. Shaper also has a Bachelor of Science degree in Industrial Engineering and a Bachelor of Arts degree in Quantitative Economics from Stanford University.  Mr. Shaper is also a trust manager of Weingarten Realty Investors. Mr. Shaper’s experience as President of KMI, KMR, Kinder Morgan G.P., Inc. and the general partner of El Paso Pipeline Partners, L.P., and as an executive officer of various Kinder Morgan entities, provides him valuable management and operational expertise and intimate knowledge of our business operations, finances and strategy.

Steven J. Kean is Executive Vice President and Chief Operating Officer of KMR, Kinder Morgan G.P., Inc., and KMI.  Mr. Kean was elected Executive Vice President and Chief Operating Officer of KMR, Kinder Morgan G.P., Inc. and KMI in January 2006.  He also served as President, Natural Gas Pipelines of KMR and Kinder Morgan G.P., Inc. from July 2008 to November 2009.  He also served as Chief Operating Officer, and as a member of the Board of Managers, of Kinder Morgan

Table of ContentsKinder Morgan Management, LLC Form 10-K
Item 10.  Directors, Executive Officers and Corporate Governance.(continued)

Holdco LLC from May 2007 until February 2011, and continued in the role of Director, Executive Vice President and Chief Operating Officer of KMI upon its conversion.  He has served in various management roles for the Kinder Morgan companies since 2002. In May 2012, he was elected as a director and appointed as Executive Vice President and Chief Operating Officer of the general partner of El Paso Pipeline Partners, L.P. Mr. Kean received his Juris Doctor from the University of Iowa in May 1985 and received a Bachelor of Arts degree from Iowa State University in May 1982.

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

Kimberly A. Dang is Vice President and Chief Financial Officer of KMR, Kinder Morgan G.P., Inc., and KMI.  Mrs. Dang was elected Chief Financial Officer of KMR, Kinder Morgan G.P., Inc. and KMI in May 2005.  She was elected Vice President, Investor Relations of KMR, Kinder Morgan G.P., Inc. and KMI in July 2002 and served in that role until January 2009.  She also served as Chief Financial Officer of Kinder Morgan Holdco LLC from May 2007 until February 2011, and continued in the role of Vice President and Chief Financial Officer of KMI upon its conversion.  She has served in various management roles for the Kinder Morgan companies since 2001. In May 2012, she was appointed as Vice President and Chief Financial Officer of the general partner of El Paso Pipeline Partners, L.P. Mrs. Dang received a Masters in Business Administration degree from the J.L. Kellogg Graduate School of Management at Northwestern University and a Bachelor of Business Administration degree in accounting from Texas A&M University.

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

Table of ContentsKinder Morgan Management, LLC Form 10-K
Item 10.  Directors, Executive Officers and Corporate Governance.(continued)

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

David D. Kinder is Vice President, Corporate Development and Treasurer of KMR, Kinder Morgan G.P., Inc., and KMI.  Mr. Kinder was elected Treasurer of KMR, Kinder Morgan G.P., Inc. and KMI in May 2005.  He was elected Vice President, Corporate Development of KMR, Kinder Morgan G.P., Inc. and KMI in October 2002 and has served in various management roles for the Kinder Morgan companies since 2000.  He also served as Treasurer of Kinder Morgan Holdco LLC from May 2007 until February 2011, and continued in the role of Vice President, Corporate Development and Treasurer of KMI upon its conversion.  In May 2012, he was appointed as Vice President, Corporate Development and Treasurer of the general partner of El Paso Pipeline Partners, L.P. Mr. Kinder graduated cum laude with a Bachelors degree in Finance from Texas Christian University in 1996.  Mr. Kinder is the nephew of Richard D. Kinder.

Joseph Listengart is Vice President, General Counsel and Secretary of KMR, Kinder Morgan G.P., Inc., and KMI.  Mr. Listengart was elected Vice President, General Counsel and Secretary of KMR upon its formation in February 2001.  He was elected Vice President and General Counsel of Kinder Morgan G.P., Inc. and Vice President, General Counsel and Secretary of KMI in October 1999 and has been an employee of Kinder Morgan G.P., Inc. since March 1998.  He also served as General Counsel and Secretary of Kinder Morgan Holdco LLC from May 2007 until February 2011, and continued in the role of Vice President, General Counsel and Secretary of KMI upon its conversion.  In May 2012, he was appointed as Vice President, General Counsel and Secretary of the general partner of El Paso Pipeline Partners, L.P. Mr. Listengart received his Masters in Business Administration from Boston University in January 1995, his Juris Doctor, magna cum laude, from Boston University in May 1994, and his Bachelor of Arts degree in Economics from Stanford University in June 1990.

Thomas A. Martin is Vice President (President, Natural Gas Pipelines) of KMR, Kinder Morgan G.P., Inc. and KMI. Mr. Martin was elected Vice President (President, Natural Gas Pipelines) of KMR and Kinder Morgan G.P., Inc. in November 2009 and was elected Vice President (President, Natural Gas Pipelines) of KMI in 2012. Mr. Martin served as President, Texas Intrastate Pipeline Group from May 2005 until November 2009 and has served in various management roles for the Kinder Morgan companies since 2003.  In May 2012, he was elected as a director and appointed as Vice President (President, Natural Gas Pipelines) of the general partner of El Paso Pipeline Partners, L.P. Mr. Martin received a Bachelor of Business Administration degree from Texas A&M University.

James E. Street is Vice President, Human Resources and Administration of KMR, Kinder Morgan G.P., Inc., and KMI.  Mr. Street was elected Vice President, Human Resources and Administration of KMR upon its formation in February 2001.  He was elected Vice President, Human Resources and Administration of Kinder Morgan G.P., Inc. and KMI in August 1999.  He has been Vice President, Human Resources and Administration of KMI since February 2011.  In May 2012, he was appointed as Vice President, Human Resources and Administration of the general partner of El Paso Pipeline Partners, L.P. Mr. Street received a Masters of Business Administration degree from the University of Nebraska at Omaha and a Bachelor of Science degree from the University of Nebraska at Kearney.

Organizational Changes

We announced on January 16, 2013 a number of management changes at KMR, which will be substantially completed by March 31, 2013. Included in the previously announced management changes are the following:

•
C. Park Shaper will be retiring as Director and President of KMR and Kinder Morgan G.P., Inc., effective March 31, 2013. At such time, Steven J. Kean will be elected as Director, President and Chief Operating Officer. Mr. Shaper is also retiring as President of KMI, but will remain on the KMI board.

•
Jeffrey R. Armstrong will become vice president of corporate strategy and will relinquish his post as Vice President (President, Terminals) of KMR and Kinder Morgan G.P., Inc. effective March 31, 2013. At such time John W. Schlosser will be elected as Vice President (President, Terminals) of KMR and Kinder Morgan G.P., Inc.

•
Thomas A. Bannigan will be retiring as Vice President (President, Products Pipelines) of KMR and Kinder Morgan G.P., Inc. and President and Chief Executive Officer of Plantation Pipe Line Company and will be succeeded by Ron McClain.

Table of ContentsKinder Morgan Management, LLC Form 10-K
Item 10.  Directors, Executive Officers and Corporate Governance.(continued)

•	Richard T. Bradley will be retiring as Vice President (President, CO2) of KMR and Kinder Morgan G.P., Inc. and will be succeeded by James P. Wuerth.

•
David D. Kinder will be retiring as Vice President, Corporate Development and Treasurer of KMR, KMI, Kinder Morgan G.P., Inc, and El Paso Pipeline GP Company, LLC. At such time, Dax Sanders will be elected Vice President, Corporate Development.

•
Joseph Listengart will be retiring as Vice President and General Counsel and Secretary of KMR, KMI, Kinder Morgan G.P., Inc. and El Paso Pipeline GP Company, but will continue working for the company, assisting as needed on significant transactions and other matters. At such time, David DeVeau will be elected Vice President and General Counsel.

John W. Schlosser, 49, is Vice President (President, Terminals) Elect of KMR and Kinder Morgan G.P., Inc. Mr. Schlosser was elected Vice President (President, Terminals) of KMR in January 2013, such election to be effective in March 2013. Mr. Schlosser was named Senior Vice President and Chief Commercial Officer of Kinder Morgan’s Terminals group in 2010, and previously served as Vice President of Sales and Business Development for Kinder Morgan’s Terminals group since he joined Kinder Morgan in 2001 in connection with Kinder Morgan’s purchase of the U.S. pipeline and terminal assets of the GATX Corporation, where he served as Vice President of Sales. Mr. Schlosser has more than 27 years of experience in commodity transportation and logistics, business development and sales, sales management and operations. Mr. Schlosser holds a Bachelor of Science degree from Miami University, Oxford, Ohio.

Ronald G. McClain, 60, is Vice President (President, Products Pipelines) Elect of KMR and Kinder Morgan G.P., Inc. Mr. McClain was elected Vice President (President, Products Pipelines) of KMR in January 2013, such election to be effective in March 2013. Since 2005, Mr. McClain has served as Vice President of operations and engineering for Kinder Morgan’s Products Pipelines group. Mr. McClain joined Kinder Morgan over 30 years ago and, prior to 2005, held various operations and engineering positions in Kinder Morgan’s Products Pipelines and Natural Gas Pipelines groups. Mr. McClain holds a bachelor’s degree in computer science from Aurora University.

James P. Wuerth, 56, is Vice President (President, CO2) Elect of KMR and Kinder Morgan G.P., Inc. Mr. Wuerth was elected Vice President (President, CO2) of KMR and Kinder Morgan G.P., Inc. in January 2013, such election to be effective in March 2013. Mr. Wuerth has served as Vice President of Finance and Accounting for Kinder Morgan's CO2 segment since joining Kinder Morgan in 2000. He has more than 30 years of oil and gas industry experience in accounting, operations, field development and business development. Prior to joining Kinder Morgan, he worked for Shell Oil Company. Mr. Wuerth holds a bachelor's degree in accounting from the University of Washington in Seattle and is a Certified Public Accountant in the State of Texas.

Dax A. Sanders, 37, is Vice President Elect, Corporate Development of KMR, Kinder Morgan G.P., Inc., KMI and El Paso Pipeline GP Company, L.L.C.,. Mr. Sanders was elected Vice President, Corporate Development in January 2013; such election to be effective in March 2013. Mr. Sanders is currently a Vice President within Kinder Morgan’s Corporate Development group, where he has served since 2009.  From 2006 until 2009, Mr. Sanders was Vice President of Finance for Kinder Morgan Canada.  Mr. Sanders joined Kinder Morgan in 2000, and from  2000 to 2006 served in various finance and business development roles within the Corporate Development, Investor Relations, Gas and Products groups, with the exception of a two-year period while he attended business school. Mr. Sanders holds a master’s degree in business administration from the Harvard Business School and a master’s and a bachelor’s degree in accounting from Texas A&M University. He is also a Certified Public Accountant in the State of Texas.

David R. DeVeau, 47, is Vice President and General Counsel Elect of KMR, Kinder Morgan G.P., Inc., KMI and El Paso Pipeline GP Company, L.L.C., . Mr. DeVeau was elected Vice President and General Counsel in January 2013, such election to be effective in March 2013. Mr. DeVeau joined Kinder Morgan in 2001 and has served as Deputy General Counsel since 2006. Mr. DeVeau received a J.D. degree from The Dickinson School of Law, Pennsylvania State University, and a bachelor’s degree, cum laude, in political science from Norwich University.

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

Table of ContentsKinder Morgan Management, LLC Form 10-K
Item 10.  Directors, Executive Officers and Corporate Governance.(continued)

We have not, nor has KMP, or Kinder Morgan G.P., Inc. made, within the preceding three years, contributions to any tax-exempt organization in which any of our independent directors serves as an executive officer that in any single fiscal year exceeded the greater of $1.0 million or 2% of such tax-exempt organization’s consolidated gross revenues.
We make available free of charge within the “Investors” information section of our Internet website, at www.kindermorgan.com, the governance guidelines, the charters of the audit committee, compensation committee and nominating and governance committee, and our code of business conduct and ethics (which applies to senior financial and accounting officers and the chief executive officer, among others). We intend to disclose any amendments to our code of business conduct and ethics that would otherwise be disclosed on Form 8-K and any waiver from a provision of that code granted to our executive officers or directors that would otherwise be disclosed on Form 8-K on our website within four business days following such amendment or waiver. The information contained on or connected to our website is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that we file with or furnish to the SEC.
Interested parties may contact our lead director (Mr. Waughtal, discussed in Item 13), the chairpersons of any of the board’s committees, the independent directors as a group or the full board by mail to Kinder Morgan Management, LLC, 1001 Louisiana Street, Suite 1000, Houston, Texas 77002, Attention: General Counsel, or by e-mail within the “Contact Us” section of our website, at www.kindermorgan.com. Any communication should specify the intended recipient.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16 of the Securities Exchange Act of 1934 requires our directors and officers, and persons who own more than 10% of a registered class of our equity securities, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission (SEC). Such persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.
Based solely on our review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that all Section 16(a) filing requirements were met during 2012.
Item 11. Executive Compensation.

Our executive officers have not received long-term compensation for serving in such capacities for KMI and us other than the receipt of Kinder Morgan Holdco LLC Class A-1 units and Class B units in the Going Private Transaction, which converted into Class C shares and Class B shares, respectively, in connection with KMI’s initial public offering. As of December 26, 2012, all Class B and Class C shares had converted into Class P shares (See “Elements of Compensation -Compensation Related to Going Private Transaction”). The following sets forth information regarding compensation earned by, awarded to or paid to our executive officers in their capacities as executive officers of us, KMI and its subsidiaries or affiliates, including KMP and EPB (sometimes collectively referred to in this section as the “Kinder Morgan affiliated entities”), for the periods presented. Our executive officers also serve in the same capacities as executive officers of Kinder Morgan G.P., Inc., EPB and KMI.

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
The key objectives of our executive compensation program are to attract, motivate and retain executives who will advance our overall business strategies and objectives to create and return value to our shareholders and KMP’s unitholders. We believe that an effective executive compensation program should link total compensation to financial performance and to the attainment

Table of ContentsKinder Morgan Management, LLC Form 10-K
Item 11.  Executive Compensation. (continued)

of short- and long-term strategic, operational, and financial objectives. We believe operational objectives should take into account adherence to and promotion of our Code of Business Conduct and Ethics and our Environmental Health and Safety Policy Statement. We also believe it should provide competitive total compensation opportunities at a reasonable cost. In designing our executive compensation program, we have recognized that our executives have a much greater portion of their overall compensation at-risk than do our other employees. Consequently, we have tried to establish the at-risk portions of our executives’ total compensation at levels that recognize their much increased level of responsibility and their ability to influence business results.
Since 2007, our executive compensation program has been principally composed of the following two elements: (i) base cash salary and (ii) possible annual cash bonus (reflected in the Summary Compensation Table below as Non-Equity Incentive Plan Compensation). From 2010 through 2012, our executives’ annual base cash salary did not exceed $300,000, which we believe was below annual base salaries for comparable positions in the marketplace during that time.
In addition, we believe that the compensation of our Chief Executive Officer, Chief Financial Officer and the other executives named in the Summary Compensation Table below (collectively referred to in this Item 11 as the “named executive officers”) should be directly and materially tied to the financial performance of the Kinder Morgan affiliated entities, and should be aligned with the interests of KMI’s and our shareholders and KMP’s unitholders. Therefore, the majority of our named executive officers’ compensation is allocated to the “at-risk” portion of the compensation program-the annual cash bonus. Accordingly, for 2012, our executive compensation was weighted toward the cash bonus, payable on the basis of the achievement of (i) a dividend per share target by KMI and (ii) a cash distribution per common unit target by KMP.
Our compensation is determined independently without the use of any compensation consultants. Nevertheless, we annually compare our executive compensation components with market information, consisting of third-party surveys in which we participate. The surveys we use in reviewing our executive compensation consist of the following: (i) Towers Watson Executive Survey, in which over 400 companies participate and (ii) the Aon Hewitt Executive Survey, in which approximately 300 to 400 companies participate. The purpose of this comparison is to ensure that our total compensation package operates effectively, remains both reasonable and competitive with the energy industry, and is generally comparable to the compensation offered by companies of similar size and scope as us. We also keep abreast of current trends, developments, and emerging issues in executive compensation, and if appropriate, will obtain advice and assistance from outside legal, compensation or other advisors.
We have endeavored to design our executive compensation program and practices with appropriate consideration of all tax, accounting, legal and regulatory requirements. Section 162(m) of the Internal Revenue Code limits the deductibility of certain compensation for executive officers to $1,000,000 of compensation per year; however, if specified conditions are met, certain compensation may be excluded from consideration of the $1,000,000 limit. Since the bonuses paid to our executive officers were paid under KMI’s Annual Incentive Plan as a result of reaching designated financial targets established by KMI’s and our compensation committees, we expect that all compensation paid to our executives would qualify for deductibility under federal income tax rules. Though we are advised that limited partnerships such as KMP are not subject to section 162(m), we, KMI and KMP have chosen to generally operate as if this code section does apply to KMP as a measure of appropriate governance.
In January 2013, the Compensation Committee increased the annual base salary cap for our executive officers from $300,000 to $400,000, other than our Chairman and Chief Executive Officer who receives $1 of base salary per year. However, we expect to only increase our executives’ salaries to $325,000 for 2013 and we do not expect our executives’ annual base salaries to reach the cap for a period of years. We continue to believe that even at the $400,000 cap, our executive officers’ base salaries would be below annual base salaries for comparable positions in the marketplace. In addition, all of the long-term incentive compensation received in the Going Private Transaction discussed below in “Compensation Related to the Going Private Transaction” was converted into Class P shares of KMI and wound up in 2012. Accordingly, in 2013 we expect the Compensation Committee to support the granting of long-term incentive compensation in the form of restricted KMI stock to the named executives under KMI’s 2011 Stock Incentive Plan. Any awards granted will be subject to a multi-year vesting schedule exceeding three years.

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

Table of ContentsKinder Morgan Management, LLC Form 10-K
Item 11.  Executive Compensation. (continued)

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

We do not have employment agreements (other than with Richard D. Kinder) or change of control agreements with our executive officers. In connection with KMI’s initial public offering in February 2011, KMI entered into severance agreements with eleven of our executive officers. See “-Other Compensation-Other Potential Post-Employment Benefits.”

At his request, Richard D. Kinder receives $1 of base salary per year from KMI. Additionally, Mr. Kinder has requested that he receive no annual bonus or other compensation from us or any of our affiliates (other than the KMI Class B unit awards that he received in 2007 in connection with KMI’s Going Private Transaction; see “Elements of Compensation-Compensation Related to the Going-Private Transaction”). Mr. Kinder does not have any deferred compensation, supplemental retirement or any other special benefit, compensation or perquisite arrangement with us, and each year, Mr. Kinder reimburses us for his portion of health care premiums and parking expenses.

Elements of Compensation

As outlined above, since 2007 our executive compensation program is principally composed of the following two elements: (i) a base cash salary and (ii) a possible annual cash bonus. With respect to the named executive officers other than the Chief Executive Officer, our and KMI’s compensation committees review and approve annually the financial goals and objectives of both KMI and KMP that are relevant to the compensation of the named executive officers.

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

Furthermore, if any of our or Kinder Morgan G.P., Inc.’s executive officers is also an executive officer of KMI, the compensation determination or recommendation (i) may be with respect to the aggregate compensation to be received by such officer from KMI, us, and Kinder Morgan G.P., Inc. that is to be allocated among them, or alternatively (ii) may be with respect to the compensation to be received by such executive officers from KMI, us, or Kinder Morgan G.P., Inc., as the case may be, in which case such compensation will be allocated among KMI, on the one hand, and us and Kinder Morgan G.P., Inc., on the other.

Base Salary

Base salary is paid in cash. The base salary cap for our executive officers, with the exception of the Chairman and Chief Executive Officer who receives $1 of base salary per year as described above, for each of 2010 through 2012 was an annual amount not to exceed $300,000. Generally, we believe that our executive officers’ base salaries are below base salaries for executives in similar positions and with similar responsibilities at companies of comparable size and scope, based upon independent salary surveys in which we participate.

Possible Annual Cash Bonus (Non-Equity Cash Incentive)

For the 2010 bonus year, KMI’s board of directors approved an Annual Incentive Plan which became effective January 1, 2010. Commencing with bonus awards for the 2011 bonus year, KMI’s board of directors approved a new Annual Incentive Plan (referred to in this discussion as the Annual Incentive Plan or the Plan) that mirrored the previous plan. The overall purpose of the Annual Incentive Plan is to increase our executive officers’ and our employees’ personal stake in KMI’s, our and KMP’s continued success by providing to them additional incentives through the possible payment of annual cash bonuses. Under the plan, a budget amount is established for annual cash bonuses at the beginning of each year that may be paid to our executive officers and other employees depending on whether KMI and its subsidiaries (including KMP) meet certain financial performance objectives (as discussed below). The amount included in the budget for bonuses is not allocated between our

Table of ContentsKinder Morgan Management, LLC Form 10-K
Item 11.  Executive Compensation. (continued)

executive officers and non-executive officers. Assuming the financial performance objectives are met, the budgeted pool of bonus dollars is further assessed and potentially increased if the financial performance objectives are exceeded. The budget for bonuses also may be adjusted upward or downward based on KMI’s and its subsidiaries’ overall performance in other areas, including but not limited to safety and environmental goals and regulatory compliance.

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

The plan consists of two components: the executive plan component and the non-executive plan component. Our Chairman and Chief Executive Officer and all employees who report directly to the Chairman, including all of the named executive officers, are eligible for the executive plan component; however, as stated elsewhere in this “Compensation Discussion and Analysis,” Richard D. Kinder has elected to not participate under the plan. As of December 31, 2012, excluding Mr. Kinder, eleven of our executive officers were eligible to participate in the executive plan component. All other U.S. and Canadian eligible employees were eligible for the non-executive plan component.

At or before the start of each calendar year (or later, to the extent allowed under Internal Revenue Code regulations), financial performance objectives based on one or more of the criteria set forth in the plan are established by our compensation committee. Two financial performance objectives were set for 2012 under both the executive plan component and the non-executive plan component. The two financial performance objectives were:

•	$4.98 in cash distributions per common unit by KMP (the same as our previously disclosed 2012 budget expectations); and

•	$1.35 in cash dividends per share paid by KMI

A third objective which could potentially decrease or increase the budgeted pool of bonus dollars for 2012 was a goal to achieve our environmental, health, and safety performance objectives by (i) beating industry average incident rates; (ii) improving incident rates compared to our previous three year averages; and (iii) experiencing no significant incidents in KMP’s or KMI’s operations or expansions.
At the end of 2012, the extent to which the financial performance objectives have been attained and the extent to which the bonus opportunity has been earned under the formula previously established by our compensation committee was determined. For 2012:

▪
KMP distributed $4.98 in cash per common unit-generating enough cash from operations in 2012 to fully cover our cash distribution target; but due to deteriorating natural gas liquids prices, slightly below KMP’s budgeted amounts; and

▪	KMI paid $1.40 in cash dividends per share.
Based on the above, our compensation committee approved approximately 94% of the 2012 budgeted cash bonus opportunity be earned and funded under the plan. The executive funding level of 86% lowered the overall funding percentage. The approved funding level includes any premium pay calculations for bonus awards paid to non-exempt employees.
In addition to determining the financial performance objectives under the Annual Incentive Plan, at or before the start of each calendar year, the compensation committee sets the bonus opportunities available to each executive officer. The table below sets forth the maximum bonus opportunities that could be payable by KMI and KMP collectively to the named executive officers for achievement of the threshold, target and maximum 2012 financial performance objectives established under the plan. If neither of the financial performance objectives was met, no bonus opportunity would be available to the named executive officers. The maximum payout to any individual under the plan for any year is $3 million. See “Grants of Plan-Based Awards-Estimated Future Payments Under Non-Equity Incentive Plan Awards” for the threshold, target and maximum awards for each named executive. The compensation committee may reduce the amount of the bonus actually paid to any executive officer from the amount of any bonus opportunity open to such executive officer. Because payments under the plan for our executive officers are determined by comparing actual performance to the performance objectives established each year for eligible executive officers chosen to participate for that year, it is not possible to accurately predict any amounts that will actually be paid under the executive portion of the plan over the life of the plan. The compensation committee set maximum bonus opportunities under the plan for 2012 for the executive officers at dollar amounts in excess of those which were expected to actually be paid under the plan. In fact, while achievement of the financial performance objectives sets the maximum bonus

Table of ContentsKinder Morgan Management, LLC Form 10-K
Item 11.  Executive Compensation. (continued)

opportunity for each executive officer, the compensation committee has never awarded the maximum bonus opportunity to a current named executive officer. The actual payout amounts under the Annual Incentive Plan for 2012 (paid in 2013) are set forth in the Summary Compensation Table in the column entitled “Non-Equity Incentive Plan Compensation.”

The 2012 bonuses for our executive officers were overwhelmingly based on whether the established financial performance objectives were met. The compensation committee also considered, in a purely subjective manner, how well the executive officer performed his or her duties during the year. Information was solicited from relevant members of senior management regarding the performance of our named executive officers (described following), and determinations and recommendations were made at the regularly scheduled first quarter board and compensation committee meetings held in January 2013. Other factors considered by the compensation committee primarily consisted of the amount of the bonus paid to the executive officer in the prior year and market data about compensation of comparable positions of responsibility at comparable companies, consisting of the compensation surveys referred to above. With respect to using these other factors in assessing performance, our compensation committee did not find it practicable to, and did not, use a “score card” or quantify or assign relative weight to the specific criteria considered. The amount of a downward adjustment, subject to the maximum bonus opportunity that was established at the beginning of the year, was not subject to a formula. Specific aspects of an individual’s performance were not identified in advance. Rather, adjustments were based on our compensation committee’s judgment, giving consideration to the totality of the record presented, including the individual’s performance and the magnitude of any other positive or negative factors.
Upon the occurrence of a change in control the compensation committee may take any action with respect to outstanding awards that it deems appropriate; and in the event that such action is to distribute an award, the award will be distributed in a lump sum no later than 30 days after the change in control. Under the plan, “change in control” means (i) that any person becomes the beneficial owner of securities representing 50% or more of the voting power of KMI; (ii) a sale, merger or other business combination as a result of which transaction the voting securities of KMI, outstanding immediately before such transaction do not continue to represent at least 50% of the voting power of KMI after giving effect to such transaction; (iii) the sale or transfer of all or substantially all of the assets of KMI or one of its parent entities, including us, other than to an entity of which more than 50% of the voting power is held by permitted holders (as defined below); (iv) during any period of two consecutive years following the closing of KMI’s initial public offering, individuals who were directors at the beginning of the period or whose election or nomination for election by KMI’s stockholders was approved by a vote of two-thirds of the directors then still in office who had been directors at the beginning of the period or previously so approved, cease for any reason other than normal retirement, death or disability to constitute at least a majority of the board of directors then in office; or (v) the stockholders of KMI approve a plan of complete liquidation of KMI or an agreement for the sale or disposition by KMI of all or substantially all of its assets. Under the plan, a “permitted holder” means Richard D. Kinder and investment funds advised by or affiliated with Goldman, Sachs & Co., Highstar Capital LP, The Carlyle Group and Riverstone Holdings LLC.

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

Compensation Related to the Going Private Transaction

In connection with the Going Private Transaction, members of our management were awarded Kinder Morgan Holdco LLC Class A-1 and Class B units. In accordance with generally accepted accounting principles, KMP was required to recognize compensation expense in connection with the Class A-1 and Class B units over the expected life of such units; however, KMP does not have any obligation, nor did KMP pay any amounts related to these compensation expenses as all expenses were borne by the Investors. The Investors were Richard D. Kinder, our Chairman and Chief Executive Officer; the Sponsor Investors; Fayez Sarofim, one of our directors, and investment entities affiliated with him, and an investment entity affiliated with Michael C. Morgan, another of our directors, and William V. Morgan, one of our founders, whom we refer to collectively as the “Original Stockholders”; and a number of other members of our management, who are referred to collectively as “Other Management.” Since KMP was not responsible for paying these expenses, KMP recognized the amounts allocated to it as both an expense on its income statement and a contribution to “Total Partners’ Capital” on its balance sheet. The awards and terms of the Class B units granted to members of our management were determined after extensive negotiations between management

Table of ContentsKinder Morgan Management, LLC Form 10-K
Item 11.  Executive Compensation. (continued)

and the Sponsor Investors with respect to which management agreed to forego any long-term executive compensation at least until the Sponsor Investors sold their interests in KMI or converted their Class A shares into Class P shares of KMI. The Class B units were converted into Class B shares, and the Class A-1 units were converted into Class C shares, in connection with KMI’s initial public offering. As of December 26, 2012, all Class B shares and Class C shares had converted into Class P shares.

Other Compensation

Kinder Morgan Savings Plan. The Kinder Morgan Savings Plan is a defined contribution 401(k) plan. The plan permits eligible employees of KMI and those of KMGP Services Company, Inc., including the named executive officers, to contribute between 1% and 50% of base compensation, on a pre-tax or Roth 401(k) basis, into participant accounts. For more information on this savings plan, see Note 9 “Employee Benefits-Kinder Morgan Savings Plan” to the consolidated financial statements contained in KMP’s Annual Report on Form 10-K for the year ended December 31, 2012, which is included in this filing as Exhibit 99.1 and incorporated herein by reference.

Kinder Morgan, Inc. Cash Balance Retirement Plan. Employees of KMI and KMGP Services Company, Inc., including the named executive officers, are also eligible to participate in the Kinder Morgan, Inc. Retirement Plan, referred to as the Cash Balance Retirement Plan, a cash balance plan. Employees accrue benefits through a Personal Retirement Account, referred to as the PRA, in the Cash Balance Retirement Plan. For plan years 2010 through 2012 KMI allocated contribution credits equivalent to 3% of eligible compensation every pay period to participants’ PRAs. Beginning January 1, 2013, KMI will allocate contribution credits of 4% or 5% of eligible compensation every pay period to participants' PRA based on age and years of eligible service as of December 31 of the prior year. For plan years prior to 2011, interest was credited to the PRA at the 30-year U.S. Treasury bond rate published in the Internal Revenue Bulletin for the November of the prior year. Beginning January 1, 2011, interest is credited to the PRA at the 5-year U.S. Treasury bond rate published in the Internal Revenue Bulletin for the November of the prior year, plus 0.25%. Employees become 100% vested in the plan after three years and may take a lump sum distribution upon termination of employment or retirement.

The following table sets forth the estimated actuarial present value of each named executive officer’s accumulated pension benefit as of December 31, 2012, under the provisions of the Cash Balance Retirement Plan. With respect to our named executive officers, the benefits were computed using the same assumptions used for financial statement purposes, assuming current remuneration levels without any salary projection, and assuming participation until normal retirement at age 65. These benefits are subject to federal and state income taxes, where applicable, but are not subject to deduction for social security or other offset amounts.

Cash Balance Plan Pension Benefits
Name	Current Credited Yrs of Service	Present Value of Accumulated Benefit (a)	Contributions During 2012
Richard D. Kinder	12	$—	$—
Kimberly A. Dang	11	70,030	8,270
Steven J. Kean	11	82,098	8,409
Thomas A. Martin	10	67,803	8,244
C. Park Shaper	12	93,049	8,535

(a)	The present values in the Pension Benefits table are current year-end balances.

Contingent Payment Obligations under KMI’s Shareholders Agreement
KMI has certain contingent payment obligations under the terms of its shareholders agreement that may be considered compensation to former holders of Class B shares and Class C shares, including the agreement to pay certain tax compliance expenses for a former holder of Class B shares or Class C shares in certain events related to the former holder’s ownership of Class B shares or Class C shares.
Potential Payments upon Termination or Change-in-Control
Our named executive officers (excluding Richard D. Kinder) are entitled to certain benefits in the event their employment is

Table of ContentsKinder Morgan Management, LLC Form 10-K
Item 11.  Executive Compensation. (continued)

terminated by KMI without cause or by them with good reason, whether or not related to a change in control. See “-Other Potential Post-Employment Benefits-Severance Agreements” below for a description of the terms. Mr. Kinder is also entitled to certain benefits under his employment agreement upon his termination by KMI without cause or by him with good reason, whether or not related to a change in control. See “Other Potential Post-Employment Benefits-Employment Agreement” below for a description of the terms.
The following tables list separately the potential payments and benefits upon a change in control of KMI and upon a termination of employment for our named executive officers. The tables assume the triggering event for the payments or provision of benefits occurred on December 31, 2012. Actual amounts payable to each executive listed below can only be determined definitively at the time of each executive’s actual departure. In addition to the amounts shown in the tables below, each executive would receive payments for amounts of base salary and vacation time accrued through the date of termination and payment for any reimbursable business expenses incurred prior to the date of termination.

Potential Payments upon Termination of Employment or Change in Control for Richard D. Kinder

	Termination Payment	Benefit Continuation
Termination without “cause” or “good reason” or due to “change in duties”(a)	$2,250,000	$36,407
Termination due to death or “disability”(a)(b)	750,000	—
Upon a change in control	N/A	N/A
__________

(a)	As such terms are defined in Mr. Kinder’s employment agreement and described under “—Other Potential Post-Employment Benefits—Employment Agreement.”

(b)	If Mr. Kinder becomes disabled, he is eligible for the same medical benefits as most other employees.

Potential Payments upon Termination of Employment or Change in Control for Other Named Executive Officers

	Termination Without Cause or Good Reason
Name	Salary Continuation	Benefit Continuation
Kimberly A. Dang	$300,000	$14,345
Steven J. Kean	300,000	14,000
Thomas A. Martin	300,000	14,000
C. Park Shaper	600,000	29,568
__________

Other Potential Post-Employment Benefits
Employment Agreement. On October 7, 1999, Richard D. Kinder entered into an employment agreement with KMI pursuant to which he agreed to serve as its Chairman and Chief Executive Officer. His employment agreement provides for a term of three years and one year extensions on each anniversary of October 7th. Mr. Kinder, at his initiative, accepted an annual salary of $1 to demonstrate his belief in our, KMI’s and KMP’s long-term viability. Mr. Kinder continues to accept an annual salary of $1, and he receives no other compensation from us.
We believe that Mr. Kinder’s employment agreement contains provisions that are beneficial to us, and, accordingly, Mr. Kinder’s employment agreement is extended annually at the request of KMI’s and our boards of directors. For example, with limited exceptions, Mr. Kinder is prevented from competing in any manner with KMI or any of its subsidiaries while he is employed by KMI and for 12 months following the termination of his employment. The employment agreement provides that he will receive a severance payment equal to $2.25 million in the event his employment is terminated without “cause” or in the event he is subject to a “change in duties” without his consent. His employment agreement also provides that in the event of his death or termination due to his total and permanent disability, he or his estate will receive an amount equal to the greater of his annual salary ($1) or $750,000, and in the case of his total and permanent disability, such amount will be an annual amount until the effective date of termination of employment. In addition, under the terms of KMI’s shareholders agreement, Mr.

Table of ContentsKinder Morgan Management, LLC Form 10-K
Item 11.  Executive Compensation. (continued)

Kinder also has agreed not to compete with KMI or any of its subsidiaries for an additional period of one year and not to solicit KMI’s or any of its subsidiaries employees or interfere with certain of their business relationships during the term of his employment and for two years thereafter.
Upon a change in control and a termination of Mr. Kinder’s employment by KMI or by Mr. Kinder, certain payments made to him could be subject to the excise tax imposed on “excess parachute payments” by the Internal Revenue Code. Pursuant to his employment agreement, Mr. Kinder is entitled to have his compensation “grossed up” for all such excise taxes and any federal, state and local taxes applicable to such gross-up payment (including any penalties and interest). We estimate the amount of such gross up payment for Mr. Kinder’s termination payment and benefits to be approximately $1.17 million. The estimate of “excess parachute payments” for purposes of these calculations does not take into account any mitigation for payments which could be shown (under the facts and circumstances) not to be contingent on a change in control or for any payments being made in consideration of non-competition agreements or as reasonable compensation. The gross-up calculations assume an excise tax rate of 20%, a statutory federal income tax rate of 39.6%, and a Medicare tax rate of 1.45%. Under the employment agreement, “cause” means (i) a grand jury indictment or prosecutorial information charging Mr. Kinder with illegal or fraudulent acts, criminal conduct or willful misconduct; (ii) a grand jury indictment or prosecutorial information charging Mr. Kinder with any criminal acts involving moral turpitude; (iii) grossly negligent failure by Mr. Kinder to perform his duties in a manner which he has reason to know is in KMI’s best interest; (iv) bad faith refusal by Mr. Kinder to carry out reasonable instructions of the board of directors of KMI; and (v) a material violation by Mr. Kinder of any of the terms of the employment agreement.
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
Severance Agreements. In connection with KMI’s initial public offering, KMI entered into severance agreements with eleven of its, or its subsidiaries’, executive officers (including the named executive officers other than Richard D. Kinder) that provide severance in the amount of the executive’s salary plus benefits during the executive’s non-compete period, ranging from one to two years following the executive’s termination of employment, if the executive voluntarily terminates his or her employment for “good reason” or the executive’s employment with KMI and its subsidiaries is terminated “without cause.” Other employees who did not enter into severance agreements with KMI are eligible for the same severance as all regular full time U.S.-based employees not covered by a bargaining agreement, which caps severance payments at an amount equal to six months of salary.
Under the severance agreements, “cause” means any of the following: (i) conviction of a felony; (ii) commission of fraud or embezzlement against KMI or any of its subsidiaries; (iii) gross neglect of, or gross or willful misconduct in connection with the performance of, duties that is not cured within 30 days after written notice; (iv) willful failure or refusal to carry out reasonable and lawful instructions of the Chief Executive Officer or KMI’s board of directors that is not cured within 30 days after written notice; (v) failure to perform duties and responsibilities as the individual’s primary business activity; (vi) judicial determination that the individual breached fiduciary duties; (vii) willful and material breach of the shareholders agreement, certificate of incorporation or bylaws that is not cured within 30 days after written notice; or (viii) material breach of a non-compete provision in the case of specified officers that is not cured with 30 days after written notice.
Under the shareholders agreement, “good reason” occurs when one of the following events occurs without an employee’s consent, such employee provides written notice, such event is not corrected after such notice and the employee resigns: (i) material diminution in the employee’s duties and responsibilities; (ii) material reduction in the employee’s annual base salary or aggregate benefits; (iii) material reduction in the employee’s bonus opportunity; (iv) relocation of the employee’s primary place of employment by more than 50 miles; or (v) willful and intentional breach of the shareholders agreement by KMI that has a material and adverse effect on the employee.

Table of ContentsKinder Morgan Management, LLC Form 10-K
Item 11.  Executive Compensation. (continued)

Summary Compensation Table

The following table shows compensation paid or otherwise awarded to (i) our principal executive officer; (ii) our principal financial officer; and (iii) our three most highly compensated executive officers (other than our principal executive officer and principal financial officer) serving at fiscal year-end 2012 (collectively referred to as the “named executive officers”) for services rendered to us, our subsidiaries or our affiliates, including KMI (collectively referred to as the KMI affiliated entities), during fiscal years 2012, 2011 and 2010, as applicable.  The amounts in the columns below represent the total compensation paid or awarded to the named executive officers by all the KMI affiliated entities, and as a result, the amounts are in excess of the compensation expense allocated to, recognized and paid by us for services rendered to us.

			(a)	(b)		(c)		(d)
Name and Principal Position	Year	Salary	Bonus	Non-Equity Incentive Plan Compensation		Change in Pension Value		All Other Compensation		Total
Richard D. Kinder	2012	$1	$—	$—		$—		$—		$1
Director, Chairman and	2011	1	—	—		—		—		1
Chief Executive Officer	2010	1	—	—		—		—		1

Kimberly A. Dang	2012	300,000	600,000	800,000		8,270		14,205		1,722,475
Vice President and	2011	300,000	175,000	625,000		8,280		13,330		1,121,610
Chief Financial Officer	2010	294,444	—	500,000		9,544		11,704		815,692

Steven J. Kean	2012	300,000	600,000	1,200,000	1,200,000	8,409	8,409	15,063	15,063	2,123,472
Director, Executive Vice	2011	300,000	—	1,250,000		8,469		15,028		1,573,497
President and Chief	2010	294,444	—	1,000,000		10,058		13,247		1,317,749
Operating Officer

Thomas A. Martin	2012	300,000	600,000	850,000		8,244		14,018		1,772,262
Vice President and	2011	—	—	—		—		—		—
President, Natural Gas Pipelines(e)	2010	—	—	—		—		—		—

C. Park Shaper	2012	300,000	600,000	1,250,000		8,535		14,205		2,172,740
Director and President	2011	300,000	250,000	1,300,000		8,641		14,170		1,872,811
	2010	294,444	—	1,040,000		10,524		12,925		1,357,893
__________

(a)
Represents bonus payments awarded and paid by KMI to the executive officers in connection with their efforts in KMI’s February 2011 initial public offering and in 2012 for their efforts with the El Paso acquisition.

(b)	Represents amounts paid according to the provisions of the Annual Incentive Plan then in effect. Amounts were earned in the fiscal year indicated but were paid in the next fiscal year.

(c)
Represents the 2012, 2011 and 2010, as applicable, change in the actuarial present value of accumulated defined pension benefit (including unvested benefits) according to the provisions of the Kinder Morgan, Inc. Cash Balance Retirement Plan.

Table of ContentsKinder Morgan Management, LLC Form 10-K
Item 11.  Executive Compensation. (continued)

(d)
Amounts include value of contributions to the KMI Savings Plan (a 401(k) plan), value of group-term life insurance exceeding $50,000, and taxable parking subsidy. Amounts in 2012, 2011 and 2010 representing the value of contributions to the KMI Savings Plan are $12,500, $12,250 and $11,022, respectively.

(e)	Mr. Martin was not a named executive officer during years 2010 or 2011.

Grants of Plan-Based Awards

The following supplemental compensation table shows compensation details on the value of all non-guaranteed and non-discretionary incentive awards granted during 2012 to our named executive officers. The table includes awards made during or for 2012. The information in the table under the caption “Estimated Future Payouts Under Non-Equity Incentive Plan Awards” represents the threshold, target and maximum amounts payable under the KMI Annual Incentive Plan for performance in 2012. Amounts actually paid under that plan for 2012 are set forth in the Summary Compensation Table under the caption “Non-Equity Incentive Plan Compensation.”

	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(a)
Name	Threshold(b)	Target(c)	Maximum (d)
Richard D. Kinder (e)	$—	$—	$—
Kimberly A. Dang	500,000	1,000,000	1,500,000
Steven J. Kean	750,000	1,500,000	3,000,000
Thomas A. Martin	500,000	1,000,000	1,500,000
C. Park Shaper	750,000	1,500,000	3,000,000
____________

(a)	See “—Compensation Discussion and Analysis—Elements of Compensation” and “—Possible Annual Cash Bonus (Non-Equity Cash Incentive)” above for further discussion of these awards.

(b)	Represents the maximum bonus opportunity available to the executive officer if one of the financial performance objectives was met.

(c)	Represents the maximum bonus opportunity available to the executive officer if both of the financial performance objectives were met.

(d)	Represents the maximum bonus opportunity available to the executive officer if both of the financial performance objectives were exceeded by 10% or more.

(e)	Declined to participate.

Outstanding Equity Awards at Fiscal Year-End
Option Awards and Stock Awards
For each of the fiscal years from 2010 through 2012, none of the named executive officers has been awarded any stock options, restricted stock or similar stock-based awards, and we had no expectation of granting any such awards to the named executive officers while any of the Sponsor Investors held Class A shares. On December 26, 2012, the last of the Sponsor Investors converted its remaining Class A shares into Class P shares. As a result, all Class B shares have also converted into Class P shares, and none were outstanding as of December 31, 2012.
Stock Vested

The Class B shares were not subject to time vesting.  However, viewing the conversion of Class B shares into Class P shares as “vesting” of stock awards, the following table sets forth (i) the number of Class P shares acquired by the named executive officers upon the conversions of Class B shares during 2012 and (ii) the value realized upon such conversions and from Class B share priority dividends during 2012.  The Class P shares acquired and value realized set forth in the following table reduced both the number of Class P shares and the amount of dividends that otherwise would have been received by the

Table of ContentsKinder Morgan Management, LLC Form 10-K
Item 11.  Executive Compensation. (continued)

Investors with respect to their Class A shares. These shares acquired and value realized in no way diluted, or impacted the dividends received by, KMI’s public shareholders.

Name	Number of Class P shares acquired(a)	Value realized(b)
Richard D. Kinder (c)	31,562,473	$1,116,685,088
Kimberly A. Dang (d)	1,972,654	69,792,802
Steven J. Kean	6,312,493	223,336,965
Thomas A. Martin	789,061	27,917,100
C. Park Shaper (e)	8,679,678	307,088,334

(a)	The number of Class B shares converted were as follows: Mr. Kinder -37,653,039; Mrs. Dang -2,353,315; Mr. Kean -7,530,608; Mr. Martin -941,326; and Mr. Shaper - 10,354,586. See notes (c), (d) and (e).

(b)
Calculated as the number of Class P shares acquired on the applicable conversion date, multiplied by, the closing market price of the Class P shares on such date.  Also includes the amount of “priority dividends” (as defined in KMI’s certificate of incorporation) received on the Class B shares, which dividends reduced the value that was ultimately realized on the Class B shares.

(c)
Includes 10,520,824 Class P shares acquired by a limited partnership into which Mr. Kinder had transferred 12,551,013 Class B shares that converted to Class P shares in 2012. Mr. Kinder disclaims 99% of any beneficial and pecuniary interest in the shares held and value realized by the limited partnership.

(d)
Includes 1,972,654 Class P shares acquired by a limited partnership into which Mrs. Dang had transferred all of her Class B shares. Mrs. Dang disclaims 10% of any beneficial and pecuniary interest in the shares held and value realized by the limited partnership.

(e)
Includes 8,679,678 Class P shares acquired by a limited partnership into which Mr. Shaper transferred all of his Class B shares.  Mr. Shaper disclaims 21% of any beneficial and pecuniary interest in the shares held and value realized by the limited partnership.

Risks Associated with Compensation Practices
KMGP Services Company, Inc., KMI, and Kinder Morgan Canada Inc. employ all persons necessary for the operation of our business, and in our opinion, our compensation policies and practices for all persons necessary for the operation of our business do not create risks that are reasonably likely to have a material adverse effect on our business, financial position, results of operations or cash flows. Our belief is based on the fact that our employee compensation - primarily consisting of annual salaries and cash bonuses - is based on performance that does not reward risky behavior and is not tied to entering into transactions that pose undue risks to us.
Director Compensation
Compensation Committee Interlocks and Insider Participation.
Our compensation committee, comprised of Mr. Ted A. Gardner, Mr. Gary L. Hultquist and Mr. Perry M. Waughtal, makes compensation decisions regarding our and Kinder Morgan G.P., Inc.’s executive officers. Mr. Richard D. Kinder, Mr. James E. Street, Mr. C. Park Shaper and Mr. Steven J. Kean, who are our executive officers, participate in the deliberations of our compensation committee concerning executive officer compensation. None of the members of our compensation committee is or has been one of our officers or employees, and none of our executive officers served during 2012 on a board of directors or compensation committee of another entity which has employed any of the members of our board of directors or compensation committee.
Directors Fees
Awards under KMP’s Common Unit Compensation Plan for Non-Employee Directors serve as compensation for each of our three non-employee directors. This plan is described in Note 12, “-Kinder Morgan Energy Partners, L.P. Common Unit Compensation Plan for Non-Employee Directors” of the notes to the consolidated financial statements contained in KMP’s Annual Report on Form 10-K for the year ended December 31, 2012, which is included in this filing as Exhibit 99.1 and incorporated herein by reference. Our Directors who are also employees of KMI (Messrs. Richard D. Kinder and C. Park Shaper) do not receive compensation in their capacity as directors.

Table of ContentsKinder Morgan Management, LLC Form 10-K
Item 11.  Executive Compensation. (continued)

The following table discloses the compensation earned by each of our non-employee directors for board service during fiscal year 2012. In addition, directors are reimbursed for reasonable expenses in connection with board meetings.

Name	Fees Earned or Paid in Cash	Common Unit Awards	All Other Compensation	Total
Ted A Gardner	$180,000	$—	$—	$180,000
Gary L. Hultquist	180,000	—	—	180,000
Perry M. Waughtal	180,000	—	—	180,000
_________

Compensation Committee Report

The compensation committee has discussed and reviewed the above Compensation Discussion and Analysis for fiscal year 2012 with management. Based on this review and discussion, the compensation committee recommended to our board of directors, that this Compensation Discussion and Analysis be included in this annual report on Form 10-K for the fiscal year 2012.
Compensation Committee:

Ted A. Gardner
Gary L. Hultquist
Perry M. Waughtal

Table of ContentsKinder Morgan Management, LLC Form 10-K

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information as of January 31, 2013, regarding (a) the beneficial ownership of KMP’s common units and our shares by all our directors and those of Kinder Morgan G.P., Inc., by each of the named executive officers identified in Item 11 “Executive Compensation” and by all our directors and executive officers as a group and (b) the beneficial ownership of KMP’s common units and our shares by all persons known by us to own beneficially at least 5% of such units or shares. Unless otherwise noted, the address of each person below is c/o Kinder Morgan Energy Partners, L.P., 1001 Louisiana, Suite 1000, Houston, Texas 77002.

Amount and Nature of Beneficial Ownership(a)
	Common Units		Kinder Morgan Management Shares
Name	Number of Units	Percent of Class(b)	Number of Shares	Percent of Class(c)
Richard D. Kinder(d)	315,979	*	294,952	*
C. Park Shaper	4,000	*	38,356	*
Ted A. Gardner	43,404	*	70,744	*
Gary L. Hultquist	1,000	*	—	—
Perry M. Waughtal(e)	46,918	*	85,448	*
Steven J. Kean	1,780	*	2,591	*
Thomas A. Martin	—	—	5,460	*
Kimberly A. Dang	121	*	636	*
Directors and Executive Officers as a group (14 persons)(f)	419,793	*	510,446	*
Kinder Morgan, Inc.(g)	21,038,003	8.32%	14,957,793	12.99%
Kayne Anderson Capital Advisors, L.P. and Richard A. Kayne(h)	—	—	9,054,240	7.87%
____________
*  Less than 1%.

(a)	Except as noted otherwise, each beneficial owner has sole voting power and sole investment power over the units and shares listed.

(b)	As of January 31, 2012, KMP had 252,756,425 common units issued and outstanding.

(c)
Represent our limited liability company shares.  As of January 31, 2013, we had 115,118,338 shares issued and outstanding, including three voting shares owned by Kinder Morgan G.P., Inc.  In all cases, KMP i-units will be voted in proportion to the affirmative and negative votes, abstentions and non-votes of owners of our shares.  Through the provisions in KMP’s partnership agreement and our limited liability company agreement, the number of our outstanding shares, including voting shares owned by Kinder Morgan G.P., Inc. and the number of KMP i-units will at all times be equal.

(d)	Includes 7,879 KMP common units and 1,218 of our shares owned by Mr. Kinder’s spouse. Mr. Kinder disclaims all beneficial and pecuniary interest in these common units and shares.

(e)
Includes 17,500 of our shares held by a limited partnership, the general partner of which is owned 50% by Mr. Waughtal and 50% by his spouse and jointly controlled by his spouse. Mr. Waughtal disclaims 99.5% of any beneficial and pecuniary interest in these shares.

(f)
See notes (d) and (e). Also includes 963 of our shares held by a custodial account for the benefit of children of an executive officer. The executive officer disclaims any beneficial ownership in such shares.

(g)	Includes common units owned by KMI and its consolidated subsidiaries, including 1,724,000 KMP common units owned by Kinder Morgan G.P., Inc.

(h)
As reported on the Schedule 13G/A filed January 9, 2013 by Kayne Anderson Capital Advisors, L.P. and Richard A. Kayne.  Kayne Anderson Capital Advisors, L.P. reported that in regard to our shares, it had sole voting power over 0 shares, shared voting power over 9,054,240 shares, sole disposition power over 0 shares and shared disposition power over 9,054,240 shares.  Mr. Kayne reports that in regard to our shares, he had sole voting power over 495 shares, shared voting power over 9,054,240 shares, sole disposition power over 495 shares and shared disposition power over 9,054,240 shares.  Kayne Anderson Capital Advisors, L.P.’s and Richard A. Kayne’s address is 1800 Avenue of the Stars, Second Floor, Los Angeles, California 90067.

The following table sets forth information as of January 31, 2013, regarding the beneficial ownership of KMI Class P shares

Table of ContentsKinder Morgan Management, LLC Form 10-K
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. (continued)

by all directors of our general partner and us, by each of the named executive officers identified in Item 11 “Executive Compensation” and by all officers and directors as a group.

Amount and Nature of Beneficial Ownership(a)
	KMI Class P Shares
Name	Number of Shares	Percent of Class(b)
Richard D. Kinder(c)	240,872,511	23.3%
C. Park Shaper(d)	10,663,504	1.0%
Ted A. Gardner	200,000	*
Gary L. Hultquist	—	—
Perry M. Waughtal (e)	10,000	*
Steven J. Kean(f)	7,394,843	*
Thomas A. Martin(g)	883,824	*
Kimberly A. Dang(h)	2,110,498	*
Directors and Executive Officers as a group (14 persons)(i)	277,105,824	26.8%
____________
*  Less than 1%.

(a)	Except as noted otherwise, each beneficial owner has sole voting power and sole investment power over the shares listed.

(b)	As of January 31, 2013, KMI had 1,035,669,044 Class P shares issued and outstanding.

(c)
Includes 40,467 Class P shares owned by Mr. Kinder’s wife. Mr. Kinder disclaims any and all beneficial or pecuniary interest in the Class P shares held by his wife. Also includes 11,072,258 Class P shares held by a limited partnership of which Mr. Kinder controls the voting and disposition power. Mr. Kinder disclaims 99% of any beneficial and pecuniary interest in these shares.

(d)
Includes 1,957,784 Class P shares held by a limited partnership of which Mr. Shaper controls the voting and disposition power. Mr. Shaper disclaims 98% of any beneficial and pecuniary interest in these Class P.

(e)
Includes 10,000 Class P shares held by a limited partnership, the general partner of which is owned 50% by Mr. Waughtal and 50% by his spouse and jointly controlled by Mr. Waughtal and his spouse. Mr. Waughtal disclaims 99.5% of any beneficial and pecuniary interest in these shares.

(f)
Includes 230,000 Class P shares held by a limited partnership. Mr. Kean is the sole general partner of the limited partnership, and two trusts of which family members of Mr. Kean are sole beneficiaries and Mr. Kean is sole trustee each owns a 49.5% limited partner interest in the limited partnership. Mr. Kean disclaims beneficial ownership of the Class P shares held by the limited partnership except to the extent of his pecuniary interest therein. Also includes 700,000 Class P shares owned by a charitable foundation of which Mr. Kean is a member of the board of directors and shares voting and investment power. Mr. Kean disclaims any beneficial ownership in these 700,000 shares.

(g)
Includes 148,950 Class P shares held by a trust or the benefit of family members of Mr. Martin with respect to which Mr. Martin shares voting and disposition power. Mr. Martin disclaims any beneficial ownership in these shares.

(h)
Includes 2,026,048 Class P shares held by a limited partnership of which Mrs. Dang controls the voting and disposition power. Mrs. Dang disclaims 10% of any beneficial and pecuniary interest in these shares.

(i)
See notes (c) through (h) above. Also includes 5,532,122 Class P shares held by limited partnerships, limited liability companies or trusts with respect to which executive officers have sole or shared voting or disposition power, but in respect of which Class P shares the executive officers disclaim all or a portion of any beneficial or pecuniary interest.

Equity Compensation Plan Information

The following table sets forth information regarding our equity compensation plans as of December 31, 2012. Specifically, the table provides information regarding our Common Unit Compensation Plan for Non-Employee Directors, described in Item 11 “Executive Compensation-Director Compensation-Kinder Morgan Energy Partners, L.P. Common Unit Compensation Plan for Non-Employee Directors,” and Note 12 to KMP’s consolidated financial statements included in KMP’s Annual Report on Form 10-K for the year ended December 31, 2012 and in this filing as Exhibit 99.1.

Table of ContentsKinder Morgan Management, LLC Form 10-K
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
For more information regarding our related party transactions, see Note 4 “Business Activities and Related Party Transactions” of the accompanying notes to consolidated financial statements and Note 11 “Related Party Transactions” to the consolidated financial statements contained in KMP’s Annual Report on Form 10-K for the year ended December 31, 2012, which is included in this filing as Exhibit 99.1 and incorporated herein by reference.
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
The board has adopted governance guidelines for the board and charters for the audit committee, nominating and governance committee and compensation committee. The governance guidelines and the rules of the New York Stock Exchange require that a majority of the directors be independent, as described in those guidelines, the committee charters and rules, respectively. Copies of the guidelines and committee charters are available on our website at www.kindermorgan.com.
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
The board has affirmatively determined that Messrs. Gardner, Hultquist and Waughtal, who constitute a majority of the directors, are independent as described in our governance guidelines and the New York Stock Exchange rules. In conjunction with all regular quarterly and certain special board meetings, these three non-management directors also meet in executive session without members of management. The governance guidelines and our audit committee charter, as well as the rules of the New York Stock Exchange and the SEC, require that members of the audit committee satisfy independence requirements in

Table of ContentsKinder Morgan Management, LLC Form 10-K
Item 13.  Certain Relationships and Related Transactions, and Director Independence. (continued)

addition to those above. The board has determined that all of the members of the audit committee are independent as described under the relevant standards.
Item 14. Principal Accounting Fees and Services.

The following sets forth fees billed for the audit and other services provided by PricewaterhouseCoopers LLP for the fiscal years ended December 31, 2012 and 2011 (in dollars):

	Year Ended December 31,
	2012	2011
Audit fees (a)	$176,510	$161,000
Total	$176,510	$161,000
__________

(a)
Includes fees for integrated audit of annual financial statements and internal control over financial reporting, reviews of the related quarterly financial statements and reviews of documents filed with the SEC.

All services rendered by PricewaterhouseCoopers LLP are permissible under applicable laws and regulations, and were pre-approved by our audit committee. Pursuant to the charter of our audit committee, the committee’s primary purposes include the following: (i) to select, appoint, engage, oversee, retain, evaluate and terminate our external auditors; (ii) to pre-approve all audit and non-audit services, including tax services, to be provided, consistent with all applicable laws, to us by our external auditors; and (iii) to establish the fees and other compensation to be paid to our external auditors. The audit committee has reviewed the external auditors’ fees for audit services for fiscal year 2012.
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

2. Financial Statement Schedules

The financial statements of Kinder Morgan Energy Partners, L.P., our equity method investee, are incorporated herein by reference from pages 108 through 189 of Kinder Morgan Energy Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2012, which is included in this filing as Exhibit 99.1 and incorporated herein by reference.

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

10.4	—	Kinder Morgan, Inc. 2011 Stock Incentive Plan (filed as Exhibit 10.1 to Kinder Morgan, Inc.’s March 31, 2011 Form 10-Q (File No. 1-35081) (the “KMI 10-Q”)).
10.5	—	Form of Restricted Stock Agreement (filed as Exhibit 10.2 to the KMI 10-Q).
10.6	—	Kinder Morgan, Inc. Employee Stock Purchase Plan (filed as Exhibit 10.5 to the KMI 10-Q).
10.7	—	Kinder Morgan, Inc. Annual Incentive Plan (filed as Exhibit 10.6 to the KMI 10-Q).
10.8	—	Severance Agreement with C. Park Shaper (filed as Exhibit 10.7 to the KMI 10-Q).
10.9	—	Severance Agreement with Steven J. Kean (filed as Exhibit 10.8 to the KMI 10-Q).
10.10	—	Severance Agreement with Kimberly A. Dang (filed as Exhibit 10.9 to the KMI 10-Q).
10.11	—	Severance Agreement with Joseph Listengart (filed as Exhibit 10.10 to the KMI 10-Q).
21.1*	—	List of Subsidiaries.
23.1*	—	Consent of PricewaterhouseCoopers LLP.
31.1*	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	—	Kinder Morgan Energy Partners, L.P. Annual Report on Form 10-K for the year ended December 31, 2012.
101*	—
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) our Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010; (ii) our Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010; (iii) our Consolidated Balance Sheets as of December 31, 2012 and 2011; (iv) our Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010; (v) our Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2012, 2011 and 2010; and (vi) the notes to our Consolidated Financial Statements.

__________
* Filed herewith.

Kinder Morgan Management, LLC Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KINDER MORGAN MANAGEMENT, LLC (Registrant)
		By	/s/ Kimberly A. Dang
Kimberly A. Dang Vice President and Chief Financial Officer
Date:	February 20, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities set forth below and as of the date set forth above.

/s/ Richard D. Kinder	Director, Chairman and Chief Executive Officer
Richard D. Kinder	(Principal Executive Officer)

/s/ Kimberly A. Dang	Vice President and Chief Financial Officer (Principal
Kimberly A. Dang	Financial Officer and Principal Accounting Officer)

/s/ Ted A. Gardner	Director
Ted A. Gardner

/s/ Gary L. Hultquist	Director
Gary L. Hultquist

s/s C. Park Shaper	Director and President
C. Park Shaper

/s/ Perry M. Waughtal	Director
Perry M. Waughtal