Form 10-Q
period 2013-03-31
KINDER MORGAN MANAGEMENT LLC
filed 2013-05-01
CIK 1135017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

F O R M 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

The number of shares outstanding for each of the registrant’s classes of common equity, as of April 29, 2013 was four voting shares and 116,922,930 listed shares.

Kinder Morgan Management, LLC Form 10-Q

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY

Kinder Morgan Management, LLC Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(In millions except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Equity in earnings (loss) of Kinder Morgan Energy Partners, L.P.	$110	$(31)
Income tax expense (benefit)	41	(7)

Net income (loss)	$69	$(24)

Earnings (loss) per share
Basic and diluted	$0.59	$(0.24)

Number of shares used in computing earnings (loss) per share
Basic and diluted	116	99

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Net income (loss)	$69	$(24)
Other comprehensive (loss) income, net of tax
Change in fair value of derivatives utilized for hedging purposes (net of tax benefit of $2 and $5, respectively)	(4)	(12)
Reclassification of change in fair value of derivatives to net income (net of tax benefit (expense) of $- and $(1), respectively)	(1)	3
Foreign currency translation adjustments (net of tax benefit (expense) of $2 and $(2), respectively)	(5)	4
Total other comprehensive loss	(10)	(5)
Comprehensive income (loss)	$59	$(29)

The accompanying notes are an integral part of these consolidated financial statements.

Kinder Morgan Management, LLC Form 10-Q

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In millions except shares)

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets
Accounts receivable, related party	$15	$12
Other current assets	1	—
Total current assets	16	12

Investment in Kinder Morgan Energy Partners, L.P.	3,550	3,454
Deferred income taxes	—	10

Total Assets	$3,566	$3,476

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$3	$4
Accrued other current liabilities	13	8
Total current liabilities	16	12

Deferred income taxes	1	—

Shareholders’ Equity
Voting shares - unlimited authorized; 4 and 3 voting shares issued and outstanding, respectively	—	—
Listed shares - unlimited authorized; 116,922,930 and 115,118,335 listed shares issued and outstanding, respectively	5,375	5,201
Retained deficit	(1,834)	(1,755)
Accumulated other comprehensive income	8	18
Total Shareholders’ Equity	3,549	3,464

Total Liabilities and Shareholders’ Equity	$3,566	$3,476

The accompanying notes are an integral part of these consolidated financial statements.

Kinder Morgan Management, LLC Form 10-Q

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash Flows From Operating Activities
Net income (loss)	$69	$(24)
Adjustments to reconcile net income (loss) to net cash flows from operating activities
Deferred income taxes	41	(7)
Equity in (earnings) loss of Kinder Morgan Energy Partners, L.P.	(110)	31
Changes in components of working capital
Accounts receivable, related party	(3)	—
Other current assets	(1)	(1)
Accounts payable	(1)	(1)
Accrued other current liabilities	5	2
Net Cash Provided by Operating Activities	—	—

Net Cash Used in Investing Activities	—	—

Net Cash Provided by Financing Activities	—	—

Net Increase in Cash and Cash Equivalents	—	—
Cash and Cash Equivalents, beginning of period	—	—
Cash and Cash Equivalents, end of period	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Kinder Morgan Management, LLC Form 10-Q

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions, except share data)
(Unaudited)

	Three Months Ended		Three Months Ended
	March 31, 2013		March 31, 2012
	Shares	Amount	Shares	Amount
Voting Shares
Beginning Balance	3	$—	3	$—
Share distributions	1	—	—	—
Ending Balance	4	—	3	—

Listed Shares
Beginning Balance	115,118,335	5,201	98,509,389	3,760
Share distributions	1,804,595	148	1,464,145	116
Tax impact of KMI drop-down to KMP (Note 3)	—	26	—	—
Ending Balance	116,922,930	5,375	99,973,534	3,876

Retained Deficit
Beginning Balance		(1,755)		(1,256)
Net income (loss)		69		(24)
Share distributions		(148)		(116)
Ending Balance		(1,834)		(1,396)

Accumulated other comprehensive (loss) income (net of tax benefits)
Beginning Balance		18		—
Change in fair value of derivatives utilized for hedging purposes		(4)		(12)
Reclassification of change in fair value of derivatives to net income		(1)		3
Foreign currency translation adjustments		(5)		4
Ending Balance		8		(5)

Total Shareholders’ Equity	116,922,934	$3,549	99,973,537	$2,475

The accompanying notes are an integral part of these consolidated financial statements.

Kinder Morgan Management, LLC Form 10-Q

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.  General

Organization

Kinder Morgan Management, LLC is a publicly traded Delaware limited liability company that was formed on February 14, 2001.  Kinder Morgan G.P., Inc., referred to in this report as KMGP or the general partner of KMP, of which Kinder Morgan, Inc. indirectly owns all of the outstanding common equity, is the general partner of Kinder Morgan Energy Partners, L.P. (KMP) and owns all of our voting shares.  Kinder Morgan G.P., Inc., pursuant to a delegation of control agreement among us, Kinder Morgan G.P., Inc. and KMP, has delegated to us, to the fullest extent permitted under Delaware law and KMP’s limited partnership agreement, all of its rights and powers to manage and control the business and affairs of KMP, subject to the general partner’s right to approve specified actions.  We are a limited partner in KMP through our ownership of its i-units, and manage and control its business and affairs pursuant to the delegation of control agreement.  Our success is dependent upon our operation and management of KMP and its resulting performance.  See Note 5 for summarized income statement information for KMP.  Unless the context requires otherwise, references to “we,” “us,” “our,” or the “Company” are intended to mean Kinder Morgan Management, LLC and its consolidated subsidiary, Kinder Morgan Services LLC.

We have prepared our accompanying unaudited consolidated financial statements under the rules and regulations of the United States Securities and Exchange Commission (SEC) and the accounting principles contained in the Financial Accounting Standards Board’s Accounting Standards Codification, the single source of generally accepted accounting principles in the United States of America (GAAP). Under such rules and regulations, we have condensed or omitted certain information and notes normally included in financial statements prepared in conformity with GAAP.  We believe, however, that our disclosures are adequate to make the information presented not misleading.

The consolidated financial statements reflect normal adjustments, and also recurring adjustments that are, in the opinion of management, necessary for a fair statement of our financial results for the interim periods.  You should read these interim consolidated financial statements in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2012 (2012 Form 10-K). For additional information see KMP’s Annual Report on Form 10-K for the year ended December 31, 2012 (KMP 2012 Form 10-K) and KMP’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

Significant KMP Transactions

Effective March 1, 2013, KMP acquired from KMI the remaining 50% ownership interest it did not already own in both the El Paso Natural Gas pipeline system (EPNG) and the El Paso midstream assets (formerly, El Paso Midstream Investment Company, L.L.C.) for an aggregate consideration of approximately $1.7 billion (including KMP’s proportional 50% of assumed debt borrowings as of March 1, 2013). In this report, we refer to this acquisition of assets by KMP from KMI as the drop-down transaction and the combined group of assets acquired by KMP from KMI as the drop-down asset group. KMP acquired its initial 50% ownership interest in EPNG from KMI effective August 1, 2012, and acquired its initial 50% ownership interest in the midstream assets from an investment vehicle affiliated with Kohlberg Kravis Roberts & Co L.P. (together with its affiliates, referred to as KKR) effective June 1, 2012.

KMI acquired the drop-down asset group as part of its acquisition of El Paso Corporation on May 25, 2012. KMI accounted for its acquisition of the drop-down asset group under the acquisition method of accounting, and KMP accounted for the drop-down transaction as a combination of entities under common control. Accordingly, the KMP information in Note 5 has been prepared to reflect the transfer of the remaining 50% of ownership interests in EPNG and the midstream assets from KMI to KMP as if such transfers had taken place on the date when both EPNG and the midstream assets met the accounting requirements for entities under common control-May 25, 2012 for EPNG, and June 1, 2012 for the midstream assets. Specifically, KMP (i) consolidates its now 100% investments in both EPNG and the midstream assets having recognized the acquired assets and assumed liabilities at KMI’s carrying value as of the effective dates of common control (including all of KMI’s purchase accounting adjustments); (ii) recognized any difference between its purchase price and the carrying value of the net assets it acquired as an adjustment to its Partners’ Capital (specifically, as an adjustment to its general partner’s and its noncontrolling interests’ capital interests); and (iii) retrospectively adjusted its consolidated financial statements, for any date after the effective dates of common control.

Kinder Morgan Management, LLC Form 10-Q

Additionally, because KMI both controls KMP and consolidates KMP’s financial statements into its consolidated financial statements as a result of its ownership of KMP’s general partner, KMP fully allocated to its general partner (i) the earnings of the drop-down asset group for the periods beginning on the effective dates of common control and ending March 1, 2013 and (ii) incremental severance expense related to KMI’s acquisition of EP and allocated to KMP from KMI and these amounts are reported in “General Partner’s interest in pre-acquisition income from operations and severance expense of drop-down asset group” in Note 5. The severance expense allocated to KMP was associated with both the drop-down asset group and the assets KMP acquired from KMI effective August 1, 2012; however, KMP does not have any obligation, nor did KMP pay any amounts related to this expense.

For all periods beginning after KMP’s acquisition date of March 1, 2013, KMP allocated its earnings (including the earnings from the drop-down asset group) to all of its partners according to its partnership agreements.

On May 1, 2013, KMP completed the acquisition of Copano Energy, L.L.C. (Copano), for a total purchase price of approximately $5 billion, including the assumption of debt.  The transaction was approved by Copano’s unitholders and our and Copano’s boards of directors. It was a 100% unit for unit transaction with an exchange ratio of 0.4563 of KMP’s common units for each Copano unit.

Accounting for Investments in KMP

We use the equity method of accounting for our investment in KMP, a publicly traded limited partnership, and its common units are traded on the New York Stock Exchange under the symbol “KMP.” We record, in the period in which it is earned, our share of the earnings of KMP attributable to the i-units we own.  We receive distributions from KMP in the form of additional i-units, which increase the number of i-units we own.  We issue additional shares (or fractions thereof) to our existing shareholders in an amount equal to the additional i-units received from KMP.  At March 31, 2013, through our ownership of KMP i-units, we owned approximately 30.7% of all of KMP’s outstanding limited partner interests.

2.  Earnings per Share

Both basic and diluted earnings per share are computed based on the weighted-average number of shares outstanding during each period, adjusted for share splits.  There are no securities outstanding that may be converted into or exercised for shares.

3.  Capitalization

As discussed above in Note 1, KMI completed a drop-down transaction with KMP during the first quarter of 2013. This transaction is treated as an intercompany transfer of assets between KMI (an affiliate and shareholder of the Company) and KMP. Our and KMI’s accounting policy is to apply the look-through method of recording deferred taxes on the outside book tax basis difference in its investments without regard to nondeductible goodwill. The adjustment to our deferred tax liability as a result of the intercompany transaction, including the transfer of nondeductible goodwill to KMP, is reflected as an offset to our shareholders’ equity.  As a result of this transaction, we have recorded a decrease to our deferred tax liability and offsetting increase to our shareholders’ equity in the amount of $26 million.

Share Distributions

Under the terms of our limited liability company agreement, except in connection with our liquidation, we do not pay distributions on our shares in cash but instead make distributions on our shares in additional shares or fractions of shares. At the same time KMP makes a distribution on its common units and i-units, we distribute on each of our shares that fraction of a share determined by dividing the amount of the cash distribution to be made by KMP on each common unit by the average closing market price of a share determined for the ten-trading day period ending on the trading day immediately prior to the ex-dividend date for our shares. The following table presents share distributions we have paid or declared in 2013.

Kinder Morgan Management, LLC Form 10-Q

	Share Distributions
Distribution Date	Shares Distributed Per Outstanding Share	Equivalent Distribution Value Per Share(a)	Total Number of Additional Shares Distributed

February 14, 2013	0.015676	$1.29	1,804,595
May 15, 2013(b)	0.014770	$1.30	1,726,952	(c)
__________

(a)
This is the cash distribution paid to each common unit of KMP during the quarter indicated and is used to calculate our distribution of shares as discussed above. Because of this calculation, the market value of the shares distributed on the date of distribution may be less or more than the cash distribution per common unit of KMP.

(b)	Distribution declared on April 17, 2013 and payable to shareholders of record as of April 29, 2013.

(c)
Distribution determined by dividing $1.30, the cash amount to be distributed per KMP common unit by $88.015, the average of our shares’ closing market prices from April 11 - 24, 2013, the ten consecutive trading days preceding the date on which our shares began to trade ex-dividend under the rules of the New York Stock Exchange.

4.   Business Activities and Related Party Transactions

We do not receive a fee for our services under the delegation of control agreement, nor do we receive any margin or profit when we are reimbursed for expenses incurred. We incurred, on behalf of KMP, approximately $82 million and $79 million of expenses during the three months ended March 31, 2013 and 2012, respectively.  The expense reimbursements by KMP to us are accounted for as a reduction to the expense incurred by us. At March 31, 2013 and December 31, 2012, $15 million and $12 million, respectively, of primarily receivables from KMP, are recorded in the caption “Accounts receivable, related party” in the accompanying interim consolidated balance sheets.

One of our affiliates provides, and incurs expense with respect to, payroll services to KMP. These expenses are reimbursed by KMP at cost. These expenses totaled approximately $122 million and $114 million during the three months ended March 31, 2013 and 2012, respectively.

5.   Summarized Income Statement Information for KMP

Following is summarized income statement information for KMP (in millions).

Kinder Morgan Management, LLC Form 10-Q

	Three Months Ended March 31,
	2013	2012
Revenues	$2,661	$1,848
Operating costs, expenses and other	1,877	1,282
Operating income	$784	$566

Loss from discontinued operations(a)	$(2)	$(272)

Net income(b)	$792	$208

Net income attributable to KMP	$783	$206

General Partner’s interest in pre-acquisition income from operations and severance expense of drop-down asset group	$17	$—

Remaining General Partner’s interest in income from continuing operations	$402	$324
General Partner’s interest in loss from discontinued operations	$—	$(3)

Limited Partners’ interest in income from continuing operations	$366	$154
Limited Partners’ interest in loss from discontinued operations	$(2)	$(266)
____________

(a)
Represents amounts attributable to KMP’s FTC Natural Gas Pipelines disposal group. See Note 3 “Acquisitions and Divestitures” of the notes to the consolidated financial statements included in the KMP 2012 Form 10-K. 2012 amount includes a $322 million non-cash loss from the remeasurement of net assets to fair value.

(b)
2013 amount includes (i) an increase of$62 million attributable to KMP’s drop-down asset group for periods prior to its acquisition date of March 1, 2013 and (ii) a $141 million, net of tax, gain from the sale of KMP’s equity and debt investments in the Express pipeline system.

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

Income taxes included in our interim consolidated statements of income are as follows (in millions, except percentages):

	Three Months Ended March 31,
	2013	2012
Income tax expense (benefit)	$41	$(7)
Effective tax rate	37.3%	22.6%

For the three months ended March 31, 2013, our effective tax rate was higher than the statutory federal rate of 35% primarily due to a decrease in our share of non-deductible goodwill associated with our investment in KMP and state income taxes.

Kinder Morgan Management, LLC Form 10-Q

For the three months ended March 31, 2012,  our effective tax rate was lower than the statutory federal rate of 35% primarily due to a decrease in our share of non-deductible goodwill associated with our investment in KMP, partially offset by state income taxes.

7. Recent Accounting Pronouncements

Accounting Standards Updates

None of the Accounting Standards Updates (ASU) that we adopted and that became effective January 1, 2013 (including (i) ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities;” (ii) ASU No. 2012-02,
“Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment;” and (iii) ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”) had a material impact on our consolidated financial statements. More information about the three ASUs listed above can be found in Note 7 “Recent Accounting Pronouncements” to our consolidated financial statements that were included in our 2012 Form 10-K.

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

 See Note 1 to our consolidated financial statements included elsewhere in this report regarding the drop-down of assets from KMI to KMP.

Financial Condition

As indicated by the accompanying interim consolidated balance sheets, there has been no material change in our financial condition during the current quarter.

Results of Operations

Our results of operations consist of the offsetting expenses and receipts associated with our managing and controlling the business and affairs of KMP and our equity in the earnings of KMP attributable to the i-units we own. At March 31, 2013, through our ownership of i-units, we owned approximately 30.7% of all of KMP’s outstanding limited partner interests. We use the equity method of accounting for our investment in KMP and record earnings as described below. Our percentage ownership in KMP changes over time upon the distribution of additional i-units to us or upon issuances of additional common units or other equity securities by KMP.

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

Following is summarized income statement information and segment earnings contribution by business segment for KMP. This information should be read in conjunction with the KMP 2012 Form 10-K, and the KMP Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

Kinder Morgan Management, LLC Form 10-Q

KMP

	Three Months Ended
	March 31,
	2013	2012
	(In millions)
Segment earnings before depreciation, depletion, amortization expense and amortization of excess cost of equity investments(a)
Natural Gas Pipelines(b)	$557	$222
CO2	342	334
Products Pipelines	185	176
Terminals	186	187
Kinder Morgan Canada(c)	193	50
Total segment earnings before depreciation, depletion, amortization expense and amortization of excess cost of equity investments	1,463	969
Depreciation, depletion and amortization	(328)	(239)
Amortization of excess cost of investments	(2)	(2)
General and administrative expenses	(134)	(107)
Interest expense, net of unallocable interest income	(202)	(139)
Unallocable income tax expense	(3)	(2)
Income from continuing operations	794	480
Loss from discontinued operations(d)	(2)	(272)
Net income	792	208
Net income attributable to noncontrolling interests	(9)	(2)
Net income attributable to KMP	$783	$206

General Partner’s interest in pre-acquisition income from operations and severance expense of drop-down asset group	$17	$—

Remaining General Partner’s interest in income from continuing operations	$402	$324
General Partner’s interest in loss from discontinued operations	$—	$(3)

Limited Partners’ interest in income from continuing operations	$366	$154
Limited Partners’ interest in loss from discontinued operations	$(2)	$(266)
___________

(a)	Includes revenues, earnings from equity investments, allocable interest income and other, net, less operating expenses, allocable income taxes and other expense (income).  Operating expenses include natural gas purchases and other costs of sales, operations and maintenance expenses, and taxes, other than income taxes.

(b)	2013 amount includes an increase of $62 million attributable to KMP’s drop-down asset group for periods prior to its acquisition date of March 1, 2013.

(c)	2013 amount includes a $141 million, net of tax, gain from the sale of KMP’s equity and debt investments in the Express pipeline system.

(d)
Represents amounts attributable to KMP’s FTC Natural Gas Pipelines disposal group. See Note 3 “Acquisitions and Divestitures” of the notes to the consolidated financial statements included in the KMP 2012 Form 10-K. 2013 amount represents an incremental loss related to the sale of KMP’s disposal group effective November 2012. 2012 amount includes a $322 million non-cash loss from a remeasurement of net assets to fair value.

For the three months ended March 31, 2013 and 2012, KMP reported limited partners’ interest in net income (loss) of $364 million and $(112) million, respectively. Our net income (loss) for the three months ended March 31, 2013 and 2012 was $69 million and $(24) million, respectively.

Our net income for the three months ended March 31, 2013 includes an increase of $27 million, net of income tax, which relates to our share of KMP’s $141 million, net of tax, gain from the sale of its equity and debt investments in the Express pipeline system.

Kinder Morgan Management, LLC Form 10-Q

Our net loss for the three months ended March 31, 2012 includes a reduction of $59 million, net of income tax, which relates to our share of KMP’s $322 million non-cash loss from a remeasurement of net assets to fair value as discussed in footnote (d) to the table above.

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

Recent Accounting Pronouncements

Please refer to Note 7, “Recent Accounting Pronouncements” to our consolidated financial statements included elsewhere in this report for information concerning recent accounting pronouncements.

Information Regarding Forward-Looking Statements

This report includes forward-looking statements. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. They use words such as “anticipate,” “believe,” “intend,” “plan,” “projection,” “forecast,” “strategy,” “position,” “continue,” “estimate,” “expect,” “may,” or the negative of those terms or other variations of them or comparable terminology. In particular, statements, express or implied, concerning future actions, conditions or events, future operating results or the ability to generate sales, income or cash flow, or to pay dividends or to make distributions are forward-looking statements. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Future actions, conditions or events and future results of our operations and those of KMP may differ materially from those expressed in these forward-looking statements. Please see “Information Regarding Forward-Looking Statements” for KMP included in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2013. Many of the factors that will determine these results are beyond our ability to control or predict.

See Part I, Item 1A “Risk Factors” and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Information Regarding Forward-Looking Statements” of our 2012 Form 10-K for a more detailed description of factors that may affect the forward-looking statements. When considering forward-looking statements, one should keep in mind the risk factors described in our 2012 Form 10-K, this report, the KMP 2012 Form 10-K and the KMP Quarterly Report on Form 10-Q for the quarter ended March 31, 2013. The risk factors could cause our actual results to differ materially from those contained in any forward-looking statement. We disclaim any obligation, other than as required by applicable law, to update any forward-looking statements to reflect future events or developments after the date of this report.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The nature of our business and operations is such that no activities or transactions of the type requiring discussion under this item are conducted or entered into.

Item 4.  Controls and Procedures.

Kinder Morgan Management, LLC Form 10-Q

As of March 31, 2013, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There has been no change in our internal control over financial reporting during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

We are not a party to any litigation.

Item 1A. Risk Factors.

There have been no material changes in or additions to the risk factors disclosed in Part I, Item 1A “Risk Factors” in our 2012 Form 10-K.

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
101 —
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) our Consolidated Statements of Income for the three months ended March 31, 2013 and 2012; (ii) our Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012; (iii) our Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012; (iv) our Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012; and (v) the notes to our Consolidated Financial Statements.

Kinder Morgan Management, LLC Form 10-Q

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	KINDER MORGAN MANAGEMENT, LLC,
(registrant)

May 1, 2013	By:	/s/ Kimberly A. Dang
Kimberly A. Dang Vice President and Chief Financial Officer (principal financial and accounting officer)