Form 10-Q
period 2013-06-30
KINDER MORGAN MANAGEMENT LLC
filed 2013-07-30
CIK 1135017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

F O R M 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

The number of shares outstanding for each of the registrant’s classes of common equity, as of July 26, 2013 was four voting shares and 119,725,682 listed shares.

Kinder Morgan Management, LLC Form 10-Q

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY

Kinder Morgan Management, LLC Form 10-Q

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY

Company Abbreviations

Copano	=	Copano Energy, L.L.C.	KMGP	=	Kinder Morgan G.P., Inc.
Credit Suisse	=	Credit Suisse Securities (USA) LLC	KMI	=	Kinder Morgan, Inc.
EP	=	El Paso Corporation and its majority-owned and controlled subsidiaries	KMP	=	Kinder Morgan Energy Partners, L.P.
EPNG	=	El Paso Natural Gas Company, L.L.C.	TGP	=	Tennessee Gas Pipeline Company, L.L.C.
KKR	=	Kohlberg, Kravis Roberts and Co L.P.

Unless the context otherwise requires, references to “we,” “us,” “our” or “KMR” are intended to mean Kinder Morgan Management, LLC, and its consolidated subsidiary, Kinder Morgan Services LLC.

Common Industry and Other Terms

ASU	=	Accounting Standard Update	GAAP	=	Generally Accepted Accounting Principles in the United States of America
FASB	=	Financial Accounting Standards Board	LLC	=	Limited Liability Company
FTC	=	Federal Trade Commission	SEC	=	United States Securities and Exchange Commission

Kinder Morgan Management, LLC Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(In millions except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Equity in earnings (loss) of Kinder Morgan Energy Partners, L.P.	$161	$(54)	$271	$(85)
Income tax expense (benefit)	86	(18)	127	(25)

Net income (loss)	$75	$(36)	$144	$(60)

Earnings (loss) per share
Basic and diluted	$0.63	$(0.36)	$1.23	$(0.60)

Number of shares used in computing earnings (loss) per share
Basic and diluted	118	101	117	100

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income (loss)	$75	$(36)	$144	$(60)
Other comprehensive (loss) income, net of tax
Change in fair value of derivatives utilized for hedging purposes (net of tax expense of $4, $16, $2 and $11, respectively)	7	32	3	20
Reclassification of change in fair value of derivatives to net income (net of tax benefit (expense) of $1, $-, $1 and $(1), respectively)	—	(1)	(1)	2
Foreign currency translation adjustments (net of tax benefit of $5, $2, $7 and $-, respectively)	(8)	(4)	(13)	—
Total other comprehensive (loss) income	(1)	27	(11)	22
Comprehensive income (loss)	$74	$(9)	$133	$(38)

The accompanying notes are an integral part of these consolidated financial statements.

Kinder Morgan Management, LLC Form 10-Q

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In millions except shares)

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets
Accounts receivable - related party	$14	$12
Other current assets	1	—
Total current assets	15	12

Investment in Kinder Morgan Energy Partners, L.P.	3,781	3,454
Deferred income taxes	—	10

Total Assets	$3,796	$3,476

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$4	$4
Accrued other current liabilities	11	8
Total current liabilities	15	12

Deferred income taxes	22	—

Shareholders’ Equity
Voting shares - unlimited authorized; 4 and 3 voting shares issued and outstanding, respectively	—	—
Listed shares - unlimited authorized; 119,510,482 and 115,118,335 listed shares issued and outstanding, respectively	5,662	5,201
Retained deficit	(1,910)	(1,755)
Accumulated other comprehensive income	7	18
Total Shareholders’ Equity	3,759	3,464

Total Liabilities and Shareholders’ Equity	$3,796	$3,476

The accompanying notes are an integral part of these consolidated financial statements.

Kinder Morgan Management, LLC Form 10-Q

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash Flows From Operating Activities
Net income (loss)	$144	$(60)
Adjustments to reconcile net income (loss) to net cash flows from operating activities
Deferred income taxes	127	(25)
Equity in (earnings) loss of Kinder Morgan Energy Partners, L.P.	(271)	85
Changes in components of working capital
Accounts receivable - related party	(2)	—
Other current assets	(1)	—
Accrued other current liabilities	3	—
Net Cash Provided by Operating Activities	—	—

Cash Flows From Investing Activities
Purchase of i-units of Kinder Morgan Energy Partners, L.P.	(73)	—
Net Cash Used in Investing Activities	(73)	—

Cash Flows From Financing Activities
Shares issued	73	—
Net Cash Provided by Financing Activities	73	—

Net Increase in Cash and Cash Equivalents	—	—
Cash and Cash Equivalents, beginning of period	—	—
Cash and Cash Equivalents, end of period	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Kinder Morgan Management, LLC Form 10-Q

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions, except share data)
(Unaudited)

	Six Months Ended		Six Months Ended
	June 30, 2013		June 30, 2012
	Shares	Amount	Shares	Amount
Voting Shares
Beginning Balance	3	$—	2	$—
Share distributions	1	—	—	—
Ending Balance	4	—	2	—

Listed Shares
Beginning Balance	115,118,335	5,201	98,509,389	3,760
Share distributions	3,531,547	299	3,068,120	231
Share issuance	860,600	73	—	—
Tax impact of KMI drop-down to KMP (Note 3)	—	26	—	—
Tax impact of KMP Acquisition of Copano (Note 3)	—	63	—	—
Ending Balance	119,510,482	5,662	101,577,509	3,991

Retained Deficit
Beginning Balance		(1,755)		(1,256)
Net income (loss)		144		(60)
Share distributions		(299)		(231)
Ending Balance		(1,910)		(1,547)

Accumulated other comprehensive income (net of tax expense)
Beginning Balance		18		—
Change in fair value of derivatives utilized for hedging purposes		3		20
Reclassification of change in fair value of derivatives to net income		(1)		—
Foreign currency translation adjustments		(13)		2
Ending Balance		7		22

Total Shareholders’ Equity	119,510,486	$3,759	101,577,511	$2,466

The accompanying notes are an integral part of these consolidated financial statements.

Kinder Morgan Management, LLC Form 10-Q

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.  General

Organization

Kinder Morgan Management, LLC is a publicly traded Delaware LLC that was formed on February 14, 2001.  KMGP, which is indirectly wholly owned by KMI, is the general partner of KMP and owns all of our voting shares.  KMGP, pursuant to a delegation of control agreement among us, KMGP and KMP, has delegated to us, to the fullest extent permitted under Delaware law and KMP’s limited partnership agreement, all of its rights and powers to manage and control the business and affairs of KMP, subject to KMGP’s right to approve specified actions.  We are a limited partner in KMP through our ownership of its i-units, and manage and control its business and affairs pursuant to the delegation of control agreement.  Our success is dependent upon our operation and management of KMP and its resulting performance.  See Note 5 for summarized income statement information for KMP.

We have prepared our accompanying unaudited consolidated financial statements under the rules and regulations of the SEC. These rules and regulations conform to the accounting principles contained in the FASB’s Accounting Standards Codification. Under such rules and regulations, we have condensed or omitted certain information and notes normally included in financial statements prepared in conformity with the codification.  We believe, however, that our disclosures are adequate to make the information presented not misleading.

Our accompanying consolidated financial statements reflect normal adjustments, and also recurring adjustments that are, in the opinion of management, necessary for a fair statement of our financial results for the interim periods, and certain amounts from prior periods have been reclassified to conform to the current presentation. Interim results are not necessarily indicative of results for a full year; accordingly, you should read these interim consolidated financial statements in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2012 (2012 Form 10-K). For additional information see KMP’s Annual Report on Form 10-K for the year ended December 31, 2012 (KMP 2012 Form 10-K) and KMP’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

Significant KMP Transactions

On May 1, 2013, KMP completed the acquisition of Copano, for a total purchase price of approximately $5.2 billion, including the assumption of debt and all other liabilities. It was a 100% unit for unit transaction with an exchange ratio of 0.4563 KMP common units for each Copano common unit.

Effective August 1, 2012, KMP acquired from KMI a 100% ownership interest in TGP and a 50% ownership interest in EPNG for an aggregate consideration of approximately $6.2 billion (including KMP’s proportional share of assumed debt borrowings as of August 1, 2012). In this report, we refer to this acquisition of assets by KMP from KMI as the August 2012 drop-down transaction and the combined group of assets acquired by KMP from KMI effective August 1, 2012 as the August 2012 drop-down asset group.

Effective March 1, 2013, KMP acquired from KMI the remaining 50% ownership interest it did not already own in both EPNG and the El Paso midstream assets or Kinder Morgan Altamont LLC (formerly, El Paso Midstream Investment Company, L.L.C.), which we refer to in this report as the midstream assets, for an aggregate consideration of approximately $1.7 billion (including KMP’s proportional share of assumed debt borrowings as of March 1, 2013). In this report, we refer to this acquisition of assets by KMP from KMI as the March 2013 drop-down transaction; the combined group of assets acquired by KMP from KMI as the March 2013 drop-down asset group; and the combined August 2012 drop-down asset group (described above) and the March 2013 drop-down asset group as the drop-down asset groups. KMP acquired its initial 50% ownership interest in the midstream assets from an investment vehicle affiliated with KKR effective June 1, 2012.

KMI acquired all of the assets included in the drop-down asset groups as part of its acquisition of El Paso Corporation on May 25, 2012. KMI accounted for its acquisition of the drop-down asset groups under the acquisition method of accounting, and KMP accounted for the drop-down transactions as combinations of entities under common control. Accordingly, the KMP information in Note 5 has been prepared to reflect the transfer of TGP, EPNG and the remaining 50% of ownership interests in the midstream assets from KMI to KMP as if such transfers had taken place on the date when TGP, EPNG and the midstream assets met the accounting requirements for entities under common control-May 25, 2012 for both TGP and EPNG, and June 1, 2012 for the midstream assets. Specifically, KMP (i) consolidates its now 100% investments in the drop-down asset groups as of the effective dates of common control, recognizing the acquired assets and assumed liabilities at KMI’s carrying value

Kinder Morgan Management, LLC Form 10-Q

(including all of KMI’s purchase accounting adjustments); (ii) recognized any difference between its purchase price and the carrying value of the net assets it acquired as an adjustment to its Partners’ Capital (specifically, as an adjustment to its general partner’s and its noncontrolling interests’ capital interests); and (iii) retrospectively adjusted its consolidated financial statements, for any date after the effective dates of common control.

Additionally, because KMI both controls KMP and consolidates KMP’s financial statements into its consolidated financial statements as a result of its ownership of KMP’s general partner, KMP fully allocated to its general partner (i) the earnings of the drop-down asset groups for the periods beginning on the effective dates of common control (described above) and ending August 1, 2012 for the August 2012 drop-down asset group and March 1, 2013 for the March 2013 drop-down asset group, respectively, and (ii) incremental severance expense related to KMI’s acquisition of EP and allocated to KMP from KMI. These amounts are reported in “General Partner’s interest in pre-acquisition income from operations and severance expense of drop-down asset groups” in Note 5. The severance expense allocated to KMP was associated with the drop-down asset groups; however, KMP does not have any obligation to, nor did KMP, pay any amounts related to this expense.

For all periods beginning after KMP’s acquisition dates of August 1, 2012 and March 1, 2013, respectively, KMP allocated its earnings (including the earnings from the drop-down asset groups) to all of its partners according to its partnership agreements.

Accounting for Investments in KMP

We use the equity method of accounting for our investment in KMP, a publicly traded limited partnership, with its common units traded on the New York Stock Exchange under the symbol “KMP.” We record, in the period in which it is earned, our share of the earnings of KMP attributable to the i-units we own.  We receive distributions from KMP in the form of additional i-units, which increase the number of i-units we own.  We issue additional shares (or fractions thereof) to our existing shareholders in an amount equal to the additional i-units received from KMP.  At June 30, 2013, through our ownership of KMP i-units, we owned approximately 27.7% of all of KMP’s outstanding limited partner interests.

2.  Earnings per Share

Both basic and diluted earnings per share are computed based on the weighted-average number of shares outstanding during each period, adjusted for share splits.  There are no securities outstanding that may be converted into or exercised for shares.

3.  Capitalization

As discussed above in Note 1, KMI completed the March 2013 drop-down transaction with KMP during the first quarter of 2013 and during the second quarter of 2013 KMP acquired Copano.  The March 2013 drop-down transaction was treated as an intercompany transfer of assets between KMI (an affiliate and shareholder of us) and KMP.  The second quarter KMP acquisition of Copano in a unit for unit transaction with an exchange ratio of 0.4563 KMP common units for each Copano common unit resulted in KMP recording approximately $1.1 billion of nondeductible goodwill.  Our and KMI's accounting policy is to apply the look-through method of recording deferred taxes on the outside book tax basis difference in its investments without regard to nondeductible goodwill.  The adjustments to our deferred tax liability as a result of (i) the intercompany transaction (including the associated transfer of nondeductible goodwill to KMP); and (ii) the increase in KMP's nondeductible goodwill related to the Copano acquisition, are reflected as offsets to our shareholders' equity.  As a result of these two transactions, we have recorded decreases to our deferred tax liability and offsetting increases to our shareholders' equity in the amounts of $63 million and $89 million in the three and six months ended June 30, 2013, respectively.

On May 4, 2012, we entered into an equity distribution agreement with Credit Suisse. Pursuant to the provisions of the equity distribution agreement, we may sell from time to time through Credit Suisse, as our sales agent, our shares having an aggregate offering amount of up to $500 million. During the three months ended June 30, 2013, we issued 860,600 of our shares pursuant to our equity distribution agreement with Credit Suisse. We received net proceeds of $73 million from the issuance of these shares and we used the proceeds to purchase additional KMP i-units.
Sales of shares pursuant to our equity distribution agreement are made by means of ordinary brokers' transactions on the New York Stock Exchange at market prices, in block transactions or as otherwise agreed between us and Credit Suisse.  Under the terms of this agreement, we also may sell shares to Credit Suisse as principal for its own account at a price agreed upon at the time of the sale.  Any sale of shares to Credit Suisse as principal would be pursuant to the terms of a separate agreement between us and Credit Suisse.

Kinder Morgan Management, LLC Form 10-Q

Our equity distribution agreement provides us the right, but not the obligation, to sell shares in the future, at prices we deem appropriate.  We retain at all times complete control over the amount and the timing of each sale, and we will designate the maximum number of shares to be sold through Credit Suisse, on a daily basis or otherwise as we and Credit Suisse agree.  Credit Suisse will then use its reasonable efforts to sell, as our sales agent and on our behalf, all of the designated shares.  We may instruct Credit Suisse not to sell shares if the sales cannot be effected at or above the price designated by us in any such instruction.  Either we or Credit Suisse may suspend the offering of shares pursuant to the agreement by notifying the other party.

Subsequent Event

Units issued subsequent to period end were comprised of 215,200 of our shares which were issued in early July 2013, for the settlement of sales made on or before June 30, 2013 pursuant to our equity distribution agreement with Credit Suisse. We received net proceeds of $18 million from the issuance of these additional shares and used the proceeds to purchase additional KMP i-units.

Share Distributions

Under the terms of our LLC agreement, except in connection with our liquidation, we do not pay cash distributions on our shares in cash but instead make distributions on our shares in additional shares or fractions of shares. At the same time KMP makes a distribution on its common units and i-units, we distribute on each of our shares that fraction of a share determined by dividing the amount of the cash distribution to be made by KMP on each common unit by the average closing market price of a share determined for the ten-trading day period ending on the trading day immediately prior to the ex-dividend date for our shares. The following table presents share distributions we have paid or declared in 2013.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Equivalent distribution value per share declared for the period(a)	$1.32	$1.23	$2.62	$2.43
Total number of additional shares declared for the period(b)	1,880,172	1,578,616	3,607,124	3,182,591
Equivalent distribution value per share paid in the period(a)	$1.30	$1.20	$2.59	$2.36
Total number of additional share distributions made in the period(b)	1,726,952	1,603,975	3,531,548	3,068,120
__________

(a)
This is the cash distribution paid to each common unit of KMP declared for the period or paid in the period, as applicable, indicated and is used to calculate our distribution of shares as discussed above. Because of this calculation, the market value of the shares distributed on the date of distribution may be less or more than the cash distribution per common unit of KMP.

(b)
Three and six months 2013 include a share distribution declared on July 17, 2013, payable on August 14, 2013 to shareholders of record as of July 31, 2013. This share distribution of 0.015704 shares per outstanding share (1,880,172 total shares) was determined by dividing $1.32, the cash amount to be distributed per KMP common unit by 84.057, the average of our shares’ closing market prices from July 15 - 26, 2013, the ten consecutive trading days preceding the date on which our shares began to trade ex-dividend under the rules of the New York Stock Exchange.

4.   Business Activities and Related Party Transactions

We do not receive a fee for our services under the delegation of control agreement, nor do we receive any margin or profit when we are reimbursed for expenses incurred. We incurred, on behalf of KMP, approximately $81 million and $163 million of expenses during the three and six months ended June 30, 2013, respectively and approximately $73 million and $152 million of expenses during the three and six months ended June 30, 2012, respectively. The expense reimbursements by KMP to us are accounted for as a reduction to the expense incurred by us. At June 30, 2013 and December 31, 2012, $14 million and $12 million, respectively, primarily receivables from KMP, are recorded in the caption “Accounts receivable - related party” in the accompanying interim consolidated balance sheets.

One of our affiliates provides, and incurs expense with respect to, payroll and related services to KMP. These expenses are reimbursed by KMP at cost. These expenses totaled approximately $122 million and $244 million during the three and six months ended June 30, 2013, respectively and $98 million and $212 million during the three and six months ended June 30, 2012, respectively.

Kinder Morgan Management, LLC Form 10-Q

5.   Summarized Income Statement Information for KMP

Following is summarized income statement information for KMP (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012(a)	2013	2012(a)
Revenues	$3,017	$2,010	$5,678	$3,858
Operating costs, expenses and other	2,416	1,493	4,293	2,775
Operating income	$601	$517	$1,385	$1,083

Loss from discontinued operations(b)	$—	$(279)	$(2)	$(551)

Net income(c)	$1,010	$138	$1,802	$346

Net income attributable to KMP	$1,000	$132	$1,783	$338

General Partner’s interest in pre-acquisition income from operations and severance expense of drop-down asset groups	$(4)	$(21)	$13	$(21)
Remaining General Partner’s interest in income from continuing operations	$422	$336	$824	$657
General Partner’s interest in loss from discontinued operations	$—	$(2)	$—	$(5)

Limited Partners’ interest in income from continuing operations	$582	$93	$948	$247
Limited Partners’ interest in loss from discontinued operations	$—	$(274)	$(2)	$(540)
____________

(a)	Retrospectively adjusted as discussed in Note 1.

(b)
Represents amounts attributable to KMP’s FTC Natural Gas Pipelines disposal group. See Note 3 “Acquisitions and Divestitures” of the notes to the consolidated financial statements included in the KMP 2012 Form 10-K. The three and six month 2012 amounts include $327 million and $649 million non-cash losses, respectively, from a remeasurement of net assets to fair value.

(c)
Three and six month 2013 amounts include (i) a $558 million gain from the remeasurement of KMP’s previously held 50% equity interest in Eagle Ford Gathering LLC to fair value; and (ii) a $162 million decrease associated with rate case liability adjustments. Six month 2013 amount also includes a $141 million, net of tax, gain from the sale of KMP’s equity and debt investments in the Express pipeline system.

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

6.   Income Taxes

We are an LLC that has elected to be treated as a corporation for federal income tax purposes. Our income taxes consist solely of deferred income tax. Deferred income tax assets and liabilities are recognized for temporary differences between the basis of our assets and liabilities for financial and tax reporting purposes. We have excluded non-deductible goodwill associated with our investment in KMP. Currently, our only such temporary difference results from our investment in KMP. Changes in tax legislation are included in the relevant computations in the period in which such changes are effective.

Income taxes included in our interim consolidated statements of income are as follows (in millions, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Income tax expense (benefit)	$86	$(18)	$127	$(25)
Effective tax rate	53.4%	33.3%	46.9%	29.4%

Kinder Morgan Management, LLC Form 10-Q

For the three and six months ended June 30, 2013, our effective tax rate was higher than the statutory federal rate of 35% primarily due to a decrease in our share of non-deductible goodwill associated with our investment in KMP and state income taxes.

For the three months ended June 30, 2012, our effective tax rate was lower than the statutory federal rate of 35% primarily due to the impact on deferred taxes of an increase in our state tax rate. For the six months ended June 30, 2012, our effective tax rate was lower than the statutory federal rate of 35% primarily due to a decrease in our share of non-deductible goodwill associated with our investment in KMP.

7. Recent Accounting Pronouncements

Accounting Standards Updates

None of the ASU’s that we adopted and that became effective January 1, 2013 (including (i) ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities;” (ii) ASU No. 2012-02, “Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment;” and (iii) ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” had a material impact on our consolidated financial statements. More information about the three ASUs listed above can be found in Note 7 “Recent Accounting Pronouncements” to our consolidated financial statements that were included in our 2012 Form 10-K.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

We are a publicly traded Delaware LLC, formed on February 14, 2001, that has elected to be treated as a corporation for federal income tax purposes. Our voting shares are owned by KMGP, of which KMI owns all the outstanding common equity. KMGP is the general partner of KMP.

Business

KMGP has delegated to us, to the fullest extent permitted under Delaware law and KMP’s limited partnership agreement, all of its rights and powers to manage and control the business and affairs of KMP, subject to KMGP’s right to approve specified actions.

 See Note 1 to our consolidated financial statements included elsewhere in this report regarding the drop-down of assets from KMI to KMP.

Financial Condition

As indicated by the accompanying interim consolidated balance sheets, there has been no material change in our financial condition during the current quarter.

Results of Operations

Our results of operations consist of the offsetting expenses and receipts associated with our managing and controlling the business and affairs of KMP and our equity in the earnings of KMP attributable to the i-units we own. At June 30, 2013, through our ownership of i-units, we owned approximately 27.7% of all of KMP’s outstanding limited partner interests. We use the equity method of accounting for our investment in KMP and record earnings as described below. Our percentage ownership in KMP changes over time upon the distribution of additional i-units to us or upon issuances of additional common units or other equity securities by KMP.

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

Kinder Morgan Management, LLC Form 10-Q

Following is summarized income statement information and segment earnings contribution by business segment for KMP. This information should be read in conjunction with the KMP 2012 Form 10-K, and the KMP Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

KMP

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012(a)	2013	2012(a)
	(In millions)
Segment earnings before depreciation, depletion, amortization expense and amortization of excess cost of equity investments(b)
Natural Gas Pipelines(c)	$1,123	$289	$1,680	$511
CO2	358	327	700	661
Products Pipelines(d)	12	166	197	342
Terminals	207	195	393	382
Kinder Morgan Canada(e)	50	52	243	102
Total segment earnings before depreciation, depletion, amortization expense and amortization of excess cost of equity investments	1,750	1,029	3,213	1,998
Depreciation, depletion and amortization	(357)	(276)	(685)	(515)
Amortization of excess cost of investments	(2)	(2)	(4)	(4)
General and administrative expenses	(163)	(171)	(297)	(278)
Interest expense, net of unallocable interest income	(215)	(160)	(417)	(299)
Unallocable income tax expense	(3)	(3)	(6)	(5)
Income from continuing operations	1,010	417	1,804	897
Loss from discontinued operations(f)	—	(279)	(2)	(551)
Net income	1,010	138	1,802	346
Net income attributable to noncontrolling interests	(10)	(6)	(19)	(8)
Net income attributable to KMP	$1,000	$132	$1,783	$338

General Partner’s interest in pre-acquisition income from operations and severance expense of drop down asset groups	$(4)	$(21)	$13	$(21)
Remaining General Partner’s interest in income from continuing operations	$422	$336	$824	$657
General Partner’s interest in loss from discontinued operations	$—	$(2)	$—	$(5)

Limited Partners’ interest in income from continuing operations	$582	$93	$948	$247
Limited Partners’ interest in loss from discontinued operations	$—	$(274)	$(2)	$(540)
___________

(a)	Retrospectively adjusted as discussed in Note 1, “General - Significant KMP Transactions” to our consolidated financial statements included elsewhere in this report.

(b)	Includes revenues, earnings from equity investments, allocable interest income and other, net, less operating expenses, allocable income taxes and other expense (income).  Operating expenses include natural gas purchases and other costs of sales, operations and maintenance expenses, and taxes, other than income taxes.

(c)	Three and six month 2013 amounts include a $558 million gain from the remeasurement of KMP’s previously held 50% equity interest in Eagle Ford Gathering LLC to fair value.

(d)	Three and six month 2013 amounts include a $162 million decrease associated with rate case liability adjustments.

(e)	Six month 2013 amount includes a $141 million, net of tax, gain from the sale of KMP’s equity and debt investments in the Express pipeline system.

(f)
Represents amounts attributable to KMP’s FTC Natural Gas Pipelines disposal group. See Note 3 “Acquisitions and Divestitures” of the notes to the consolidated financial statements included in the KMP 2012 Form 10-K. Six month 2013 amount represents a $2 million

Kinder Morgan Management, LLC Form 10-Q

loss from the sale of net assets. The three and six month 2012 amounts include $327 million and $649 million non-cash losses, respectively, from a remeasurement of net assets to fair value.

For the three and six months ended June 30, 2013, KMP reported limited partners’ interest in net income of $582 million and $946 million, respectively, and net loss of $181 million and $293 million, for the three and six months ended June 30, 2012, respectively. We reported net income for the three and six months ended June 30, 2013 of $75 million and $144 million, respectively, and a net loss of $36 million and $60 million for the three and six months ended June 30, 2012, respectively.

Our net income for the three and six months ended June 30, 2013 includes (i) an increase of $100 million, net of income tax, which relates to our share of KMP’s $558 million gain from the remeasurement of KMP’s previously held 50% equity interest in Eagle Ford Gathering LLC to fair value and (ii) a decrease of $29 million, net of income tax, which relates to our share of KMP’s $162 million increase in expense associated with rate case liability adjustments. Our net income for the six months ended June 30, 2013 also includes an increase of $27 million, net of tax, which relates to our share of KMP’s $141 million, net of tax, gain from the sale of its equity and debt investments in the Express pipeline system.
Our net loss for the three and six months ended June 30, 2012 includes reductions of $60 million and $119 million, respectively, net of income tax, representing our share of KMP's non-cash losses from a remeasurement of discontinued net assets to fair value of $327 million and $649 million, for the three and six months ended June 30, 2012, respectively, as discussed in footnote (e) to the table above.
Liquidity and Capital Resources

Our authorized capital structure consists of two classes of interests: (1) our listed shares and (2) our voting shares, collectively referred to in this document as our “shares.” Additional classes of interests may be approved by our board and holders of a majority of our shares, excluding shares held by KMI and its affiliates.

The number of our shares outstanding will at all times equal the number of i-units of KMP, all of which we own. Under the terms of our LLC agreement, except in connection with our liquidation, we do not pay cash distributions on our shares in cash but we make distributions on our shares in additional shares or fractions of shares. At the same time KMP makes a distribution on its common units and i-units, we distribute on each of our shares that fraction of a share determined by dividing the amount of the cash distribution to be made by KMP on each common unit by the average market price of a share determined for a ten-trading day period ending on the trading day immediately prior to the ex-dividend date for our shares. See Note 3 of the accompanying notes to consolidated financial statements for further discussion of our share distribution activity.

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

Information Regarding Forward-Looking Statements

This report includes forward-looking statements. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. They use words such as “anticipate,” “believe,” “intend,” “plan,” “projection,” “forecast,” “strategy,” “position,” “continue,” “estimate,” “expect,” “may,” or the negative of those terms or other variations of them or comparable terminology. In particular, statements, express or implied, concerning future actions, conditions or events, future operating results or the ability to generate sales, income or cash flow, or to pay dividends or to make distributions are forward-looking statements. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Future actions, conditions or events and future results of our operations and those of KMP may differ materially from those expressed in these forward-looking statements. Please see “Information Regarding Forward-Looking Statements” for KMP included in its Quarterly Report on Form 10-Q for the quarter ended June 30, 2013. Many of the factors that will determine these results are beyond our ability to control or predict.

Kinder Morgan Management, LLC Form 10-Q

See Part I, Item 1A “Risk Factors” and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Information Regarding Forward-Looking Statements” of our 2012 Form 10-K for a more detailed description of factors that may affect the forward-looking statements. When considering forward-looking statements, one should keep in mind the risk factors described in our 2012 Form 10-K, the KMP 2012 Form 10-K and the KMP Quarterly Report on Form 10-Q for the quarter ended June 30, 2013. The risk factors could cause our actual results to differ materially from those contained in any forward-looking statement. Because of these risks and uncertainties, you should not place undue reliance on any forward-looking statement. We plan to provide updates to projections included in this report when we believe previously disclosed projections no longer have a reasonable basis.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The nature of our business and operations is such that no activities or transactions of the type requiring discussion under this item are conducted or entered into.

Item 4.  Controls and Procedures.

As of June 30, 2013, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There has been no change in our internal control over financial reporting during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
101 —
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) our Consolidated Statements of Income for the three and six months ended June 30, 2013 and 2012; (ii) our Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2013 and 2012; (iii) our Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012; (iv) our Consolidated Statements of Cash Flows for the six months months ended June 30, 2013 and 2012; (v) our Consolidated Statements of Shareholders Equity for the six months ended June 30, 2013 and 2012; and (vi) the notes to our Consolidated Financial Statements.

Kinder Morgan Management, LLC Form 10-Q

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	KINDER MORGAN MANAGEMENT, LLC,
(registrant)

July 30, 2013	By:	/s/ Kimberly A. Dang
Kimberly A. Dang Vice President and Chief Financial Officer (principal financial and accounting officer)