Form 10-K
period 2013-12-31
KINDER MORGAN MANAGEMENT LLC
filed 2014-02-20
CIK 1135017

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to_____

Commission file number: 1-16459
Kinder Morgan Management, LLC
(Exact name of registrant as specified in its charter)

Delaware	76-0669886
(State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

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
Yes ☐  No ☑

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on closing prices in the daily composite list for transactions on the New York Stock Exchange on June 28, 2013 was approximately $8,662,103,941.  The number of shares outstanding for each of the registrant’s classes of common equity, as of January 31, 2014 was four voting shares and 125,399,830 listed shares.

DOCUMENTS INCORPORATED BY REFERENCE

Annual Report on Form 10-K of Kinder Morgan Energy Partners, L.P. for the year ended December 31, 2013.

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY
GLOSSARY

Company Abbreviations

Copano	=	Copano Energy, L.L.C.	KMEP	=	Kinder Morgan Energy Partners, L.P.
EP	=	El Paso Corporation and its majority-owned and controlled subsidiaries	KMGP	=	Kinder Morgan G.P., Inc.
EPB	=	El Paso Pipeline Partners, L.P.	KMI	=	Kinder Morgan, Inc. and its majority-owned and controlled subsidiaries
EPNG	=	El Paso Natural Gas Company, L.L.C.	KMP	=	Kinder Morgan Energy Partners, L.P. and its majority-owned and controlled subsidiaries
KinderHawk	=	KinderHawk Field Services LLC	TGP	=	Tennessee Gas Pipeline Company, L.L.C.

Unless the context otherwise requires, references to “we,” “us,” “our” or “KMR” are intended to mean Kinder Morgan Management, LLC, and its consolidated subsidiary, Kinder Morgan Services LLC.

Common Industry and Other Terms

ASU	=	Accounting Standard Update	LLC	=	limited liability company
CO2	=	carbon dioxide	NGL	=	natural gas liquid
FASB	=	Financial Accounting Standards Board	NYSE	=	New York Stock Exchange
FTC	=	Federal Trade Commission	SEC	=	United States Securities and Exchange Commission
GAAP	=	Generally Accepted Accounting Principles in the United States of America

Information Regarding Forward-looking Statements
This report includes forward-looking statements. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. They use words such as “anticipate,” “believe,” “intend,” “plan,” “projection,” “forecast,” “strategy,” “position,” “continue,” “estimate,” “expect,” “may,” or the negative of those terms or other variations of them or comparable terminology. In particular, statements, express or implied, concerning future actions, conditions or events, future operating results or the ability to generate sales, income or cash flow or to pay dividends or make distributions are forward-looking statements. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Future actions, conditions or events and future results of our operations and those of KMP may differ materially from those expressed in these forward-looking statements. Please see “Information Regarding Forward-Looking Statements” for KMP included in Exhibit 99.1 of this filing and incorporated herein by reference. Many of the factors that will determine these results are beyond our ability to control or predict. Specific factors which could cause actual results to differ from those in the forward-looking statements include:

•	the availability of drop-down assets and the terms and timing of sales from KMI to KMP;

▪
the timing and extent of changes in price trends and overall demand for NGLs, refined petroleum products, oil, CO2, natural gas, electricity, coal, steel and other bulk materials and chemicals and certain agricultural products in North America;

▪	economic activity, weather, alternative energy sources, conservation and technological advances that may affect price trends and demand;

▪	changes in KMP's tariff rates required by the FERC, the California Public Utilities Commission, Canada's National Energy Board or another regulatory agency;

▪
KMP's ability to acquire new businesses and assets and integrate those operations into its existing operations, making cost-saving changes in operations, particularly if it undertakes multiple acquisitions in a relatively short period of time, as well as the ability to expand its facilities;

▪	KMP’s ability to safely operate and maintain its existing assets and to access or construct new pipeline, gas processing and NGL fractionation capacity;

▪	difficulties or delays experienced by railroads, barges, trucks, ships or pipelines in delivering products to or from KMP's terminals or pipelines;

▪
shut-downs or cutbacks at major refineries, petrochemical or chemical plants, natural gas processing plants, ports, utilities, military bases or other businesses that use KMP's services or provide services or products to it;

▪
changes in crude oil and natural gas production (and the NGL content of natural gas production) from exploration and production areas that KMP serves, such as the Permian Basin area of West Texas, the shale plays in Oklahoma, Ohio, Pennsylvania and Texas, and the U.S. Rocky Mountains and the Alberta, Canada oil sands;

▪	changes in laws or regulations, third-party relations and approvals, and decisions of courts, regulators and governmental bodies that may adversely affect KMP's business or its ability to compete;

•	interruptions of electric power supply to KMP's facilities due to natural disasters, power shortages, strikes, riots, terrorism (including cyber attacks), war or other causes;

•	the uncertainty inherent in estimating future oil, natural gas and CO2 production or reserves that KMP may experience;

▪	the ability of KMP to complete expansion projects and construction of its vessels on time and on budget;

▪	the timing and success of KMP's business development efforts, including its ability to renew long-term customer contracts;

▪
changes in accounting pronouncements that impact the measurement of KMP's or our results of operations, the timing of when such measurements are to be made and recorded, and the disclosures surrounding these activities;

•	changes in tax law, particularly as it relates to partnerships or other “pass through” entities.

▪
KMP’s ability to offer and sell equity securities and debt securities or obtain debt financing in sufficient amounts and on acceptable terms to implement that portion of KMP's business plan that contemplates growth through acquisitions of operating businesses and assets and expansions of its facilities;

▪
KMP's indebtedness, which could make it vulnerable to general adverse economic and industry conditions, limit its ability to borrow additional funds and/or place it at a competitive disadvantage compared to its competitors that have less debt, or have other adverse consequences;

▪	our or KMP's ability to obtain insurance coverage without significant levels of self-retention of risk;

▪	acts of nature, sabotage, terrorism (including cyber attacks) or other similar acts or accidents causing damage to KMP’s properties greater than its insurance coverage limits;

•	possible changes in KMP’s credit ratings.

▪	capital and credit markets conditions, inflation and interest rates;

▪	the political and economic stability of the oil producing nations of the world;

▪	national, international, regional and local economic, competitive and regulatory conditions and developments;

▪	KMP's ability to achieve cost savings and revenue growth;

▪	foreign exchange fluctuations;

▪	the extent of KMP's success in developing and producing CO2 and oil and gas reserves, including the risks inherent in development drilling, well completion and other development activities;

▪	engineering and mechanical or technological difficulties that KMP may experience with operational equipment, in well completions and workovers, and in drilling new wells; and

▪
unfavorable results of litigation and the outcome of contingencies referred to in Note 16 “Litigation, Environmental and Other Contingencies” of KMP's consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2013, included in this filing as Exhibit 99.1 and incorporated herein by reference.

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
See Item 1A “Risk Factors” for a more detailed description of these and other factors that may affect the forward-looking statements. When considering forward-looking statements, one should keep in mind the risk factors described in Item 1A “Risk Factors.” The risk factors could cause our actual results to differ materially from those contained in any forward-looking statement. We disclaim any obligation, other than as required by applicable law, to update the above list or to announce publicly the result of any revisions to any of the forward-looking statements to reflect future events or developments.

 PART I

Items 1 and 2.  Business and Properties.

In this report, unless the context requires otherwise, references to “we,” “us,” “our,” or the “Company” are intended to mean Kinder Morgan Management, LLC and its consolidated subsidiary. Our shares representing limited liability company interests are traded on the NYSE under the symbol “KMR”. Our executive offices are located at 1001 Louisiana Street, Suite 1000, Houston, Texas 77002 and our telephone number is (713) 369-9000.

We are a publicly traded Delaware LLC that was formed on February 14, 2001. We are a limited partner in KMP and manage and control its business and affairs pursuant to a delegation of control agreement. Our success is dependent upon our operation and management of KMP and its resulting performance. Therefore, we have included KMP’s Annual Report on Form 10-K for the year ended December 31, 2013 in this filing as Exhibit 99.1 and incorporated such Form 10-K herein by reference. Pursuant to the delegation of control agreement among KMGP, KMP, KMP’s operating partnerships and us (as the agreement was amended effective May 30, 2007):

•
KMGP as general partner of KMP, delegated to us, to the fullest extent permitted under Delaware law and the KMP partnership agreement, and we assumed, all of KMGP’s power and authority to manage and control the business and affairs of KMP and KMP’s operating partnerships; and

•	We have agreed that we will not take any of the following actions without the approval of KMGP:

•	amend or propose an amendment to the KMP partnership agreement,

•	change the amount of the distribution made on the KMP common units,

•	allow a merger or consolidation involving KMP,

•	allow a sale or exchange of all or substantially all of the assets of KMP,

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

•	take any action requiring unitholder approval,

•	call any meetings of the KMP common unitholders,

•	take any action that, under the terms of the partnership agreement of KMP, must or should receive a special approval of the conflicts and audit committee of KMGP,

•	take any action that, under the terms of the partnership agreement of KMP, cannot be taken by the general partner without the approval of all outstanding units,

•
settle or compromise any claim or action directly against or otherwise relating to indemnification of our or the general partner’s (and respective affiliates) officers, directors, managers or members or relating to our structure or securities,

•	settle or compromise any claim or action relating to the i-units, which are a separate class of KMP’s limited partnership interests, our shares or any offering of our shares,

•	settle or compromise any claim or action involving tax matters,

•	allow KMP to incur indebtedness if the aggregate amount of its indebtedness then exceeds 50% of the market value of the then outstanding units of KMP, or

•	allow KMP to issue units in one transaction, or in a series of related transactions, having a market value in excess of 20% of the market value of the then outstanding units of KMP.

KMGP:

•	is not relieved of any responsibilities or obligations to KMP or its unitholders as a result of such delegation,

•	owns, or one of its affiliates owns, all of our voting shares, and

•
will not withdraw as general partner of KMP or transfer to a non-affiliate all of its interest as general partner, unless approved by both the holders of a majority of each of the i-units and the holders of a majority of all units voting as a single class, excluding common units and Class B units held by KMGP and its affiliates and excluding the number of i-units corresponding to the number of our shares owned by KMGP and its affiliates.

•	KMP has agreed to:

•	recognize the delegation of rights and powers to us,

•	indemnify and protect us and our officers and directors to the same extent as it does with respect to KMGP as general partner, and

•	reimburse our expenses to the same extent as it does with respect to KMGP as general partner.
The delegation of control agreement will continue in effect until either KMGP has withdrawn or been removed as the general partner of KMP or all of our shares are owned by KMI and its affiliates. The partnership agreement of KMP recognizes the delegation of control agreement. The delegation of control agreement also applies to the operating partnerships of KMP and their partnership agreements.

KMGP remains the sole general partner of KMP and all of its operating partnerships. KMGP retains all of its general partner interests and shares in the profits, losses and distributions from all of these partnerships.

The withdrawal or removal of KMGP as general partner of KMP will simultaneously result in the termination of our power and authority to manage and control the business and affairs of KMP. Similarly, if KMGP’s power and authority as general partner are modified in the partnership agreement of KMP, then the power and authority delegated to us will be modified on the same basis. The delegation of control agreement can be amended by all parties to the agreement, but on any amendment that would reduce the time for any notice to which owners of our shares are entitled or that would have a material adverse effect on our shares, as determined by our board of directors in its sole discretion, the approval of the owners of a majority of the shares, excluding shares owned by KMI and its affiliates, is required.

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

We have no employees. For more information, see Note 4 “Business Activities and Related Party Transactions” of the notes to our consolidated financial statements and KMP’s Annual Report on Form 10-K for the year ended December 31, 2013, included in this filing as Exhibit 99.1 and incorporated herein by reference.

We make available free of charge on or through our Internet website, at http://www.kindermorgan.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information contained on or connected to our Internet website is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that we file with or furnish to the SEC.

KMP’s acquisition of Copano Energy, L.L.C.

On May 1, 2013, KMP completed the acquisition of Copano, for a total purchase price of approximately $5.2 billion,
(including the assumption of debt and all other assumed liabilities). It was a 100% unit for unit transaction with an exchange ratio of 0.4563 KMP common units for each Copano common unit. Copano, a midstream natural gas company with operations primarily in Texas, Oklahoma and Wyoming, provides comprehensive services to natural gas producers, including natural gas gathering, processing, treating and NGLs fractionation.

KMI’s Acquisition of El Paso Corporation and related transactions

Effective on May 25, 2012, KMI completed the acquisition of all of the outstanding shares of EP. As a result, KMI owns a 41% limited partner interest and the 2% general partner interest in EPB as well as certain natural gas pipeline assets. The combined enterprise, including the associated master limited partnerships, KMP and EPB, owns an interest in or operates more than 80,000 miles of pipeline and 180 terminals and represents the third largest energy company in North America with a combined enterprise value of approximately $110 billion.

Effective November 1, 2012, KMI sold KMP’s FTC Natural Gas Pipelines disposal group to Tallgrass Energy Partners, L.P. for approximately $1.8 billion (before selling costs) to satisfy terms of a March 15, 2012 agreement with the U.S. FTC to divest certain of its assets in order to receive regulatory approval for its EP acquisition. KMP’s FTC Natural Gas Pipelines disposal group’s assets included (i) Kinder Morgan Interstate Gas Transmission natural gas pipeline system; (ii) Trailblazer natural gas pipeline system; (iii) Casper and Douglas natural gas processing operations; and (iv) 50% equity investment in the Rockies Express natural gas pipeline system.
Effective August 1, 2012, KMP acquired from KMI a 100% ownership interest in TGP and a 50% ownership interest in EPNG for an aggregate consideration of approximately $6.2 billion (including KMP's proportional share of assumed debt borrowings as of August 1, 2012). In this report, we refer to this acquisition of assets by KMP from KMI as the August 2012 drop-down transaction and the combined group of assets acquired by KMP from KMI effective August 1, 2012 as the August 2012 drop-down asset group. KMI sold the drop-down asset group to KMP in order to replace KMP’s FTC Natural Gas Pipelines disposal group that it divested on November 1, 2012. See Note 5 “Summarized Financial Information” to our consolidated financial statements.
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
effective June 1, 2012.

KMI acquired all of the assets included in the drop-down asset groups as part of its May 25, 2012 acquisition of EP. KMI accounted for its acquisition of the drop-down asset groups under the acquisition method of accounting, and KMP accounted for the drop-down transactions as combinations of entities under common control. Accordingly, the KMP information in Note 5 “Summarized Financial Information” to our consolidated financial statements has been prepared to reflect the transfer of TGP, EPNG and the remaining 50% of ownership interests in the midstream assets from KMI to KMP as if such transfers had taken place on the date when TGP, EPNG and the midstream assets met the accounting requirements for entities under common control-May 25, 2012 for both TGP and EPNG, and June 1, 2012 for the midstream assets. Specifically, KMP (i) consolidates its now 100% investments in the drop-down asset groups as of the effective dates of common control, recognizing the acquired assets and assumed liabilities at KMI’s carrying value (including all of KMI’s purchase accounting adjustments); (ii) recognized any difference between its purchase price and the carrying value of the net assets it acquired as an adjustment to its Partners’ Capital (specifically, as an adjustment to its general partner’s and its noncontrolling interests’ capital interests); and (iii) retrospectively adjusted its consolidated financial statements, for any date after the effective dates of common control.

Additionally, because KMI both controls KMP and consolidates KMP’s financial statements into its consolidated financial statements as a result of its ownership of KMP’s general partner, KMP fully allocated to its general partner (i) the earnings of the drop-down asset groups for the periods beginning on the effective dates of common control (described above) and ending
August 1, 2012 for the August 2012 drop-down asset group and March 1, 2013 for the March 2013 drop-down asset group, respectively, and (ii) incremental severance expense related to KMI’s acquisition of EP and allocated to KMP from KMI. These amounts are reported in “General Partner’s interest in pre-acquisition income from operations and severance expense of drop-down asset groups” in Note 5 “Summarized Financial Information” to our consolidated financial statements. The severance expense allocated to KMP was associated with the drop-down asset groups; however, KMP does not have any obligation to, nor did KMP, pay any amounts related to this expense.

For all periods beginning after KMP’s acquisition dates of August 1, 2012 and March 1, 2013, respectively, KMP allocated its earnings (including the earnings from the drop-down asset groups) to all of its partners according to its partnership agreement.

Item 1A.  Risk Factors

You should carefully consider the risks described below, in addition to the other information contained in this document. Realization of any of the following risks could have a material adverse effect on our business, financial position, results of operations or cash flows.

Because our only significant assets are the i-units issued by KMP, our success is dependent solely upon our operation and management of KMP and its resulting performance. We are a limited partner in KMP. In the event that KMP decreases its cash distributions to its common unitholders, distributions of i-units on the i-units that we own will decrease correspondingly, and distributions of additional shares to owners of our shares will decrease as well. The risk factors that affect KMP also affect us; see “Risk Factors” within KMP’s Annual Report on Form 10-K for the year ended December 31, 2013, included in this filing as Exhibit 99.1 and incorporated herein by reference.

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

KMP’s tax treatment depends on its status as a partnership for U.S. federal income tax purposes, as well as KMP not being subject to a material amount of entity-level taxation by individual states. If KMP were treated as a corporation for U.S. federal income tax purposes or if KMP becomes subject to a material amount of entity-level taxation for state tax purposes, it would substantially reduce the amount of cash available for distribution to KMP’s unitholders, the value of i-units that KMP will distribute quarterly to us and the value of our shares that we will distribute quarterly to our shareholders. The anticipated after-tax economic benefit of an investment in our shares depends largely on KMP being treated as a partnership for U.S. federal income tax purposes. KMP has not requested, and does not plan to request, a ruling from the Internal Revenue Service (IRS) with respect to KMP’s classification as a partnership for U.S. federal income tax purposes.

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

If KMP were treated as a corporation for U.S. federal income tax purposes, it would pay U.S. federal income tax on its taxable income at the corporate tax rate, which is currently a maximum of 35%, and would likely pay additional state income taxes at varying rates. In addition, distributions of i-units by KMP to us would generally be taxable to us as corporate dividends (to the extent of KMP’s current and accumulated earnings and profits). Because tax would be imposed upon KMP as a corporation, the cash available for distribution to KMP’s common unitholders would be substantially reduced, which would reduce the value of i-units distributed quarterly to us and the value of our shares distributed quarterly to our shareholders. Therefore, treatment of KMP as a corporation for U.S. federal income tax purposes would result in a material reduction in the anticipated after-tax return to us, likely causing a substantial reduction in the number of shares we distribute and in the value of our shares.

The present U.S. federal income tax treatment of publicly traded partnerships, including KMP, or an investment in KMP common units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. For example, from time to time, members of the U.S. Congress propose and consider substantive changes to the existing U.S. federal income tax laws that could affect the tax treatment of certain publicly traded partnerships. We are unable to predict whether any of these changes or other proposals will ultimately be enacted. In addition, because of widespread state budget deficits and other reasons, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise or other forms of taxation. Any state income taxes imposed upon KMP as an entity would reduce the cash available for distribution to its unitholders, which would reduce the value of i-units distributed quarterly to us and our shares distributed quarterly to our shareholders. Any modification to the U.S. federal income or state laws, or interpretations thereof, may be applied retroactively and could negatively impact the value of an investment in our shares.

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

If we are not fully indemnified by KMP for all the liabilities we incur in performing our obligations under the delegation of control agreement, we could face material difficulties in paying those liabilities, and the net value of our assets could be adversely affected. Under the delegation of control agreement, we have been delegated management and control of the business and affairs of KMP and its operating partnerships. There are circumstances under which we may not be indemnified by KMP or KMGP for liabilities we incur in managing and controlling the business and affairs of KMP. These circumstances include:

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
The market price of our shares on any given day generally is less than the market price of the common units of KMP. Since our initial public offering, our shares generally have traded on the NYSE at prices at a discount to, but in general proximity to, the prices of common units of KMP. Thus, the market price of our shares on any given day generally is less than the market price of the common units of KMP. The market price of our shares will depend, as does the market price of the common units of KMP, on many factors, including our operation and management of KMP, the future performance of KMP, conditions in the energy transportation and storage industry, general market conditions, and conditions relating to businesses that are similar to that of KMP.

Owners of our shares have limited voting rights and, therefore, have little or no opportunity to influence or change our management. KMGP owns all of our shares eligible to vote on the election of our directors and, therefore, is entitled to elect all of the members of our board of directors.

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

Item 1B. Unresolved Staff Comments.

None.

Item 3. Legal Proceedings.

See Note 7 “Legal Proceedings” to our consolidated financial statements.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The following table sets forth, for the periods indicated, the high and low sale prices per share, as reported on the NYSE, the principal market in which our shares are traded, the amount of share distributions declared per outstanding share for the period, the equivalent distribution value per share as declared for the period, and the total number of shares distributed as declared for the period.

			Shares	Equivalent
			Distributed Per	Distribution
	Price Range		Outstanding	Value	Total Shares
	Low	High	Share	Per Share(a)	Distributed
2013
First Quarter	$76.38	$87.85	0.014770	$1.30	1,726,952
Second Quarter	74.52	90.45	0.015704	1.32	1,880,172
Third Quarter	73.69	87.27	0.017610	1.35	2,153,480
Fourth Quarter	72.00	78.78	0.017841	1.36	2,237,258
2012
First Quarter	$73.80	$81.93	0.016044	$1.20	1,603,975
Second Quarter	68.00	76.72	0.015541	1.23	1,578,616
Third Quarter	72.50	80.94	0.016263	1.26	1,842,210
Fourth Quarter	69.41	79.00	0.015676	1.29	1,804,596
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

As of January 31, 2014, there were approximately 116 holders of our listed shares, which does not include beneficial owners whose shares are held by a clearing agency, such as a broker or bank.

We did not repurchase any shares or sell any unregistered shares in the fourth quarter of 2013. For information regarding our equity compensation plans, refer to Item 12, included elsewhere herein.

Item 6. Selected Financial Data.

The following table sets forth, for the periods and at the dates indicated, our summary historical financial and operating data.  The table is derived from our consolidated financial statements and notes thereto, and should be read in conjunction with those audited financial statements. See also Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report for more information.

	As of and for the Year Ended December 31,
	2013	2012	2011	2010	2009
	(In millions, except per share amounts)
Equity in earnings (loss) of KMP	$440	$(23)	$19	$119	$91
Income tax expense (benefit)	182	(3)	6	45	32
Net income (loss)	$258	$(20)	$13	$74	$59
Earnings (loss) per share, basic and diluted	$2.16	$(0.19)	$0.14	$0.84	$0.72
Number of shares used in computing basic and diluted earnings per share	120	105	95	89	82
Equivalent distribution value per share for the period(a)	$5.33	$4.98	$4.61	$4.40	$4.20
Total assets	$4,092	$3,476	$2,732	$2,684	$2,535
____________
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
Our shares trade on the NYSE under the symbol “KMR.” Our voting shares are owned by KMGP, of which KMI owns all the outstanding common equity. KMGP is the general partner of KMP.
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
Business
KMGP has delegated to us, to the fullest extent permitted under Delaware law and KMP’s limited partnership agreement, all of its rights and powers to manage and control the business and affairs of KMP subject to KMGP’s right to approve specified actions.
We are a limited partner in KMP and manage and control its business and affairs pursuant to a delegation of control agreement. Our success is dependent upon our operation and management of KMP, and its resulting performance. Therefore, we have included KMP’s Annual Report on Form 10-K for the year ended December 31, 2013 in this filing as Exhibit 99.1. The following discussion should be read in conjunction with the financial statements and related notes and the financial statements of KMP, which are included in such Form 10-K and incorporated herein by reference.
On May 1, 2013, KMP completed the acquisition of Copano, for a total purchase price of approximately $5.2 billion, including the assumption of debt and all other liabilities. It was a 100% unit for unit transaction with an exchange ratio of
0.4563 KMP common units for each Copano common unit. Copano, a midstream natural gas company with operations primarily in Texas, Oklahoma and Wyoming, provides comprehensive services to natural gas producers, including natural gas gathering, processing, treating and NGL fractionation. KMP’s general partner, KMGP, waived $75 million of its incremental incentive distributions declared for 2013 related to common units issued to finance this transaction. Additionally, it intends to forgo incentive distribution amounts of $120 million for 2014, $120 million for 2015, $110 million for 2016 and annual amounts thereafter decreasing by $5 million per year from this level.

KMP is one of the largest publicly traded pipeline limited partnerships in the United States in terms of market capitalization, and is a leading pipeline transportation and energy storage company in North America. KMP owns an interest in or operates approximately 52,000 miles of pipelines and approximately 180 terminals. KMP’s pipelines transport natural gas, refined petroleum products, crude oil, CO2, other products, and its terminals store petroleum products and chemicals and handle such products as ethanol, coal, petroleum coke and steel. KMP is also the leading provider of CO2 for enhanced oil recovery projects in North America.

 See Note 1 “General” to our consolidated financial statements regarding KMI’s acquisition of EP and related sale of KMP’s FTC Natural Gas Pipelines disposal group, as well as the drop-down of assets to KMP.

Results of Operations
Our results of operations consist of the offsetting expenses and receipts associated with our managing and controlling the business and affairs of KMP and our equity in the earnings of KMP attributable to the i-units we own. At December 31, 2013, through our ownership of i-units, we owned approximately 28.3% of all of KMP’s outstanding limited partner interests. We use the equity method of accounting for our investment in KMP and record earnings as described below. Our percentage ownership in KMP changes over time upon the distribution of additional i-units to us or upon issuances of additional common units or other equity securities by KMP.
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
Following is summarized income statement information and segment earnings contribution by business segment for KMP. As discussed in Note 1 “General” of the accompanying notes to our consolidated financial statements, KMP’s consolidated financial statements include the retrospective adjustments necessary to reflect the results of the drop-down asset groups as of the May 25, 2012 date of common control and the reclassifications necessary to reflect the results of its FTC Natural Gas Pipelines disposal group as discontinued operations. Additional information on KMP’s results of operations and financial position are contained in its Annual Report on Form 10-K for the year ended December 31, 2013, included in this filing as Exhibit 99.1 and incorporated herein by reference.
Kinder Morgan Energy Partners, L.P.

	Year Ended December 31,
	2013	2012(a)	2011
	(In millions)
Segment earnings before depreciation, depletion, amortization expense and amortization of excess cost of equity investments(b)
Natural Gas Pipelines(c)	$2,977	$1,562	$546
CO2	1,435	1,322	1,099
Products Pipelines(d)	602	670	463
Terminals	853	709	704
Kinder Morgan Canada(e)	340	229	202
Total segment earnings before depreciation, depletion, amortization expense and amortization of excess cost of equity investments	6,207	4,492	3,014
Depreciation, depletion and amortization(f)	(1,446)	(1,159)	(928)
Amortization of excess cost of equity investments	(10)	(7)	(7)
General and administrative expenses(g)	(560)	(547)	(473)
Interest expense, net of unallocable interest income	(860)	(700)	(531)
Unallocable income tax expense	(10)	(9)	(8)
Income from continuing operations	3,321	2,070	1,067
(Loss) income from discontinued operations(h)	(4)	(669)	201
Net income	3,317	1,401	1,268
Net income attributable to noncontrolling interests	(36)	(18)	(10)
Net income attributable to KMP	$3,281	$1,383	$1,258

General Partner’s interest in pre-acquisition income from operations and severance expense of dropdown asset groups	$8	$58	$—
Remaining General Partner’s interest in income from continuing operations(i)	1,708	1,410	1,173
General Partner’s interest in (loss) income from discontinued operations	—	(7)	2

Limited Partners’ interest in net income (loss)	1,565	(78)	83
____________

(a)	Retrospectively adjusted as discussed in Note 1. “General” to our consolidated financial statements.

(b)
Includes revenues, earnings from equity investments, allocable interest income and other, net, less operating expenses, allocable income taxes and other expense (income). Operating expenses include natural gas purchases and other costs of sales, operations and maintenance expenses, and taxes, other than income taxes.

(c)
2013 and 2012 amounts include increases in earnings of $62 million and $344 million, respectively, attributable to KMP’s drop-down asset groups for periods prior to the acquisition dates. 2013 amount also includes a $558 million gain from the remeasurement of KMP’s previously held 50% equity interest in Eagle Ford Gathering LLC to fair value. 2011 amount includes a $167 million loss from the remeasurement of KMP’s previously held 50% equity interest in KinderHawk to fair value.

(d)
2013 amount includes a $177 million increase in expense associated with adjustments to legal liabilities related to both transportation rate case and environmental matters. 2011 amount includes (i) a $168 million increase in expense associated with rate case liability adjustments and (ii) a $60 million increase in expense associated with rights-of-way lease payment liability adjustments.

(e)	2013 amount includes a $140 million after-tax gain from the sale of KMP’s investments in the Express pipeline system.

(f)	2013 and 2012 amounts include increases in expense of $19 million and $97 million, respectively, attributable to KMP’s drop-down asset groups for periods prior to the acquisition dates.

(g)
2013 and 2012 amounts include increases in expense of $9 million and $110 million, respectively, attributable to KMP’s drop-down asset groups for periods prior to the acquisition dates. 2011 amount includes $87 million in expense associated with a one-time special cash bonus payment to non-senior management employees allocated to KMP from KMI; however, we and KMP do not have any obligation, nor did we or KMP pay any amounts related to this expense.

(h)
Represents amounts attributable to KMP’s FTC Natural Gas Pipelines disposal group. 2013 amount represents an incremental loss related to the sale of KMP’s disposal group effective November 1, 2012. 2012 amount includes a combined $829 million loss from both costs to sell and the remeasurement of net assets to fair value.

(i)
Includes waived incentive amounts equal to $4 million, $26 million and $29 million for 2013, 2012, and 2011, respectively, related to common units issued to finance a portion of KMP’s May 2010 and July 2011 KinderHawk acquisitions. 2013 also includes a waived incentive amount of $75 million related to common units issued to finance KMP’s May 2013 Copano acquisition.

For the years ended December 31, 2013, 2012 and 2011, KMP reported limited partner’s interest in net income (loss) of $1,565 million, $(78) million and $83 million, respectively. Our net income (loss) for the years ended December 31, 2013, 2012 and 2011 was $258 million, $(20) million, and $13 million, respectively.
Our net income for 2013 includes (i) an increase of $100 million, net of income tax, which relates to our share of KMP’s $558 million gain from the remeasurement of KMP’s previously held 50% equity interest in Eagle Ford Gathering LLC to fair value; (ii) a decrease of $32 million, net of income tax, which relates to our share of KMP’s $177 million increase in expense associated with adjustments to legal liabilities related to both transportation rate case and environmental matters and (iii) an increase of $27 million, net of tax, which relates to our share of KMP’s $140 million, net of tax, gain from the sale of its investments in the Express pipeline system.
Our net loss for 2012 includes a reduction of $153 million for our share of KMP’s $829 million discontinued operations loss from both costs to sell and the remeasurement of its FTC Natural Gas Pipelines disposal group to fair value.
Our net income increased by $278 million in 2013 compared to 2012; however this overall increase in net income included our share of those certain items described above (which combined to increase net income by $95 million in 2013 and decreased net income by $153 million in 2012). The remaining $30 million increase in our net income is from our share of KMP’s increases in four of its reportable business segments, and primarily due to increases in earnings from its Natural Gas Pipelines business segment.
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
The $185 million increase in tax expense to expense of $182 million for 2013 as compared to an income tax benefit of $3 million for 2012 is primarily due to a $463 million increase in pretax income associated with our investment in KMP and adjustments to the nondeductible goodwill. The tax impact of the decrease in our state tax rate was insignificant from 2012 to 2013.
See Note 6 “Income Taxes” of the accompanying notes to consolidated financial statements for additional information on income taxes.

Liquidity and Capital Resources
Our authorized capital structure consists of two classes of interests: (1) our listed shares and (2) our voting shares, collectively referred to in this document as our “shares.” Additional classes of interests may be approved by our board and holders of a majority of our shares, excluding shares held by KMI and its affiliates.
The number of our shares outstanding will at all times equal the number of i-units of KMP, all of which we own. Under the terms of our LLC agreement, except in connection with our liquidation, we do not pay distributions on our shares in cash but we make distributions on our shares in additional shares or fractions of shares. At the same time KMP makes a distribution on its common units and i-units, we distribute on each of our shares that fraction of a share determined by dividing the amount of the cash distribution to be made by KMP on each common unit by the average closing market price of a share determined for a ten-trading day period ending on the trading day immediately prior to the ex-dividend date for our shares. See Note 3 “Capitalization” of the accompanying notes to the consolidated financial statements for further discussion of our share distribution activity.
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
Rule for Characterizing Distributions. Generally, all available cash distributed by KMP from any source will be treated as distributions of cash from operations until the sum of all available cash distributed equals the cumulative amount of cash from operations actually generated from the date it commenced operations through the end of the calendar quarter prior to that distribution. Any distribution of available cash which, when added to the sum of all prior distributions, is in excess of the cumulative amount of cash from operations, will be considered a distribution of cash from interim capital transactions until the initial common unit price is fully recovered as described below under “-Allocation of Distributions from Interim Capital Transactions.” For purposes of calculating the sum of all distributions of available cash, the total equivalent cash amount of all distributions of i‑units to us, as the holder of all i‑units, will be treated as distributions of available cash, even though the distributions to us are made in additional i‑units rather than cash. KMP retains this cash and uses it in its business. To date, all of KMP’s available cash distributions, other than a $177 million distribution of cash from interim capital transactions in 2010, have been treated as distributions of cash from operations.
Allocation of Distributions from Operations. KMP will distribute cash from operations for each quarter effectively as follows:

		Marginal percentage interest in distribution
	Total quarterly distribution per unit target amount	Unitholders	General partner
First target distribution	$0.15125	98%	2%
Second target distribution	above $0.15125 up to $0.17875	85%	15%
Third target distribution	above $0.17875 up to $0.23375	75%	25%
Thereafter	above $0.23375	50%	50%
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

As cash from interim capital transactions is distributed, it would be treated as if it were a repayment of the initial public offering price of the common units. To reflect that repayment, the first three distribution target levels of cash from operations (described above) would be adjusted downward proportionately by multiplying each distribution target level amount by a fraction, the numerator of which is the unrecovered initial common unit price immediately after giving effect to that distribution and the denominator of which is the unrecovered initial common unit price immediately prior to giving effect to that distribution. When the initial common unit price is fully recovered, then each of the first three distribution target levels will have been reduced to zero. Thereafter all distributions of available cash from all sources will be treated as if they were cash from operations and available cash will be distributed 50% to all classes of units pro rata (with the distribution to i‑units being made instead in the form of i‑units), and 50% to the general partner. With respect to the portion of KMP’s distribution of available cash for 2010 that was from interim capital transactions, the general partner waived this resetting of the distribution target levels.
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

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY

Report of Independent Registered Public Accounting Firm

To the Board of Directors
and Shareholders of Kinder Morgan Management, LLC

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of comprehensive income, of shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of Kinder Morgan Management, LLC and its subsidiaries (the “Company”) at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing in Item 9A of the Company’s 2013 Annual Report on Form 10-K. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
February 19, 2014

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amount)

	Year Ended December 31,
	2013	2012	2011
Equity in earnings (loss) of Kinder Morgan Energy Partners, L.P.	$440	$(23)	$19
Income tax expense (benefit)	182	(3)	6
Net income (loss)	$258	$(20)	$13
Earnings (loss) per share
Basic and diluted	$2.16	$(0.19)	$0.14
Number of shares used in computing earnings (loss) per share
Basic and diluted	120	105	95

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2013	2012	2011
Net income (loss)	$258	$(20)	$13
Other comprehensive (loss) income, net of tax:
Change in fair value of derivatives utilized for hedging purposes (net of tax benefit (expense) of $3, $(7) and $(1), respectively)	(7)	13	1
Reclassification of change in fair value of derivatives to net income (net of tax (expense) benefit of $(1), $1 and $(15), respectively)	2	(1)	26
Foreign currency translation adjustments (net of tax benefit (expense) of $8, $(3) and $3, respectively)	(15)	5	(5)
Adjustments to pension and other postretirement benefit plan liabilities (net of tax (expense) benefit of $(2), $(1) and $2, respectively)	5	1	(3)
Total other comprehensive (loss) income	(15)	18	19
Comprehensive income (loss)	$243	$(2)	$32

The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In millions, except shares)

	December 31,
	2013	2012
ASSETS
Current Assets
Accounts receivable - affiliated party	$10	$12
Other current assets	1	—
Total current assets	11	12

Investment in Kinder Morgan Energy Partners, L.P.	4,081	3,454
Deferred income taxes	—	10

Total Assets	$4,092	$3,476

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$3	$4
Other current liabilities	8	8
Total current liabilities	11	12

Deferred income taxes	73	—

Total Liabilities	84	12

Shareholders’ Equity
Voting shares - unlimited authorized; 4 and 3 voting shares issued and outstanding, respectively	—	—
Listed shares - unlimited authorized; 125,323,730 and 115,118,335 listed shares issued and outstanding, respectively	6,113	5,201
Retained deficit	(2,108)	(1,755)
Accumulated other comprehensive income	3	18
Total Shareholders’ Equity	4,008	3,464

Total Liabilities and Shareholders’ Equity	$4,092	$3,476

The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2013	2012	2011
Cash Flows From Operating Activities
Net income (loss)	$258	$(20)	$13
Adjustments to reconcile net income (loss) to net cash flows from operating activities
Deferred income taxes	182	(3)	6
Equity in (earnings) loss of Kinder Morgan Energy Partners, L.P.	(440)	23	(19)
Changes in components of working capital
Accounts receivable - affiliated party	2	(2)	1
Other current assets	(1)	—	—
Accounts payable	(1)	1	—
Other current liabilities	—	1	(1)
Net Cash Provided by Operating Activities	—	—	—

Cash Flows From Investing Activities
Purchase of i-units of Kinder Morgan Energy Partners, L.P.	(210)	(727)	—
Net Cash Used in Investing Activities	(210)	(727)	—

Cash Flows From Financing Activities
Shares issued	210	727	—
Net Cash Provided by Financing Activities	210	727	—

Net increase in Cash and Cash Equivalents	—	—	—
Cash and Cash Equivalents, beginning of period	—	—	—
Cash and Cash Equivalents, end of period	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions, except share data)

	Year Ended December 31,
	2013		2012		2011
	Shares	Amount	Shares	Amount	Shares	Amount
Voting Shares
Beginning Balance	3	$—	3	$—	3	$—
Share distributions	1	—	—	—	—	—
Ending Balance	4	—	3	—	3	—

Listed Shares
Beginning Balance	115,118,335	5,201	98,509,389	3,760	91,907,987	3,340
Share distributions	7,565,199	611	6,488,946	479	6,601,402	420
Share issuances	2,640,196	210	10,120,000	727	—	—
Tax impact of KMI drop-down to KMP (Note 3)	—	26	—	235	—	—
Tax impact of KMP Acquisition of Copano (Note 3)	—	65	—	—	—	—
Ending Balance	125,323,730	6,113	115,118,335	5,201	98,509,389	3,760

Retained Deficit
Beginning Balance		(1,755)		(1,256)		(849)
Net income (loss)		258		(20)		13
Share distributions		(611)		(479)		(420)
Ending Balance		(2,108)		(1,755)		(1,256)

Accumulated other comprehensive income (loss) (net of tax benefits)
Beginning Balance		18		—		(19)
Changes in accumulated other comprehensive income		(15)		18		19
Ending Balance		3		18		—

Total Shareholders’ Equity	125,323,734	$4,008	115,118,338	$3,464	98,509,392	$2,504

The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. General

Kinder Morgan Management, LLC, is a publicly traded Delaware LLC, formed on February 14, 2001. KMGP, of which KMI indirectly owns all of the outstanding common equity, is the general partner of KMP and owns all of our voting shares. KMGP, pursuant to a delegation of control agreement among us, KMGP and KMP, has delegated to us, to the fullest extent permitted under Delaware law and KMP’s limited partnership agreement, all of its rights and powers to manage and control the business and affairs of KMP, subject to the general partner’s right to approve specified actions. We are a limited partner in KMP through our ownership of its i-units, and manage and control its business and affairs pursuant to the delegation of control agreement. Our success is dependent upon our operation and management of KMP and its resulting performance, see Note 5 for summarized income statement and balance sheet information for KMP.

KMP’s acquisition of Copano Energy, L.L.C.

On May 1, 2013, KMP completed the acquisition of Copano, for a total purchase price of approximately $5.2 billion, including the assumption of debt and all other liabilities. It was a 100% unit for unit transaction with an exchange ratio of
0.4563 KMP common units for each Copano common unit. Copano, a midstream natural gas company with operations primarily in Texas, Oklahoma and Wyoming, provides comprehensive services to natural gas producers, including natural gas gathering, processing, treating and NGL fractionation.

KMI’s Acquisition of El Paso Corporation and related transactions

Effective on May 25, 2012, KMI completed the acquisition of all of the outstanding shares of EP. As a result, KMI owns a 41% limited partner interest and the 2% general partner interest in EPB as well as certain natural gas pipeline assets. The combined enterprise, including the associated master limited partnerships, KMP and EPB, owns an interest in or operates more than 80,000 miles of pipeline and 180 terminals and represents the third largest energy company in North America with a combined enterprise value of approximately $110 billion.

Effective November 1, 2012, KMI sold KMP’s FTC Natural Gas Pipelines disposal group to Tallgrass Energy Partners, L.P. for approximately $1.8 billion (before selling costs) to satisfy terms of a March 15, 2012 agreement with the U.S. FTC to divest certain of its assets in order to receive regulatory approval for its EP acquisition. KMP’s FTC Natural Gas Pipelines disposal group’s assets included (i) Kinder Morgan Interstate Gas Transmission natural gas pipeline system; (ii) Trailblazer natural gas pipeline system; (iii) Casper and Douglas natural gas processing operations; and (iv) 50% equity investment in the Rockies Express natural gas pipeline system.
Effective August 1, 2012, KMP acquired from KMI a 100% ownership interest in TGP and a 50% ownership interest in EPNG for an aggregate consideration of approximately $6.2 billion (including KMP's proportional share of assumed debt borrowings as of August 1, 2012). In this report, we refer to this acquisition of assets by KMP from KMI as the August 2012 drop-down transaction and the combined group of assets acquired by KMP from KMI effective August 1, 2012 as the August 2012 drop-down asset group. KMI sold the drop-down asset group to KMP in order to replace KMP’s FTC Natural Gas Pipelines disposal group that it divested on November 1, 2012. See Note 5.
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
effective June 1, 2012.

KMI acquired all of the assets included in the drop-down asset groups as part of its May 25, 2012 acquisition of EP. KMI accounted for its acquisition of the drop-down asset groups under the acquisition method of accounting, and KMP accounted for the drop-down transactions as combinations of entities under common control. Accordingly, the KMP information in Note 5 has been prepared to reflect the transfer of TGP, EPNG and the remaining 50% of ownership interests in the midstream assets from KMI to KMP as if such transfers had taken place on the date when TGP, EPNG and the midstream assets met the accounting requirements for entities under common control-May 25, 2012 for both TGP and EPNG, and June 1, 2012 for the midstream assets. Specifically, KMP (i) consolidates its now 100% investments in the drop-down asset groups as of the effective dates of common control, recognizing the acquired assets and assumed liabilities at KMI’s carrying value (including all of KMI’s purchase accounting adjustments); (ii) recognized any difference between its purchase price and the carrying value of the net assets it acquired as an adjustment to its Partners’ Capital (specifically, as an adjustment to its general partner’s and its noncontrolling interests’ capital interests); and (iii) retrospectively adjusted its consolidated financial statements, for any date after the effective dates of common control.

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

For all periods beginning after KMP’s acquisition dates of August 1, 2012 and March 1, 2013, respectively, KMP allocated its earnings (including the earnings from the drop-down asset groups) to all of its partners according to its partnership agreement.

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

Accounting for Investment in KMP

We use the equity method of accounting for our investment in KMP, which investment is further described in Notes 4 and 5. KMP is a publicly traded limited partnership and its common units are traded on the NYSE under the symbol “KMP.” We record, in the period in which it is earned, our share of the earnings of KMP attributable to the i-units we own. We also record our proportionate share of KMP’s accumulated other comprehensive income as an adjustment to our investment in KMP. We receive distributions from KMP in the form of additional i-units, which increase the number of i-units we own. We issue additional shares (or fractions thereof) to our existing shareholders in an amount equal to the additional i-units received from KMP. At December 31, 2013, through our ownership of KMP i-units, we owned approximately 28.3% of all of KMP’s outstanding limited partner interests.

In addition, we perform impairment testing of the amount at which we carry the excess of cost over underlying fair value of net assets accounted for under the equity method when events or circumstances warrant such testing. The impairment test considers whether there is an inability to recover the carrying value of an investment that is other than temporary. As of December 31, 2013, we believed no such impairment had occurred on our investment in KMP.

Accounting for Share Distributions

Our board of directors declares and we make additional share distributions at the same time that KMP declares and makes distributions on the i-units to us, so that the number of i-units we own and the number of our shares outstanding remain equal. We account for the share distributions we make by charging retained earnings and crediting outstanding shares with amounts that equal the number of shares distributed multiplied by the closing price of the shares on the date the distribution is payable. As a result, we expect that our retained earnings will always be in a deficit position because (i) distributions per unit for KMP (which serve to reduce our retained earnings) are based on “Available Cash” as defined by its partnership agreement, which amount generally exceeds the equity earnings (which serve to increase our retained earnings) and (ii) the impact on our retained earnings attributable to our equity in the earnings of KMP is recorded after a provision for income taxes.

Income Taxes

We are a limited liability company that has elected to be treated as a corporation for federal income tax purposes. Our entire income tax provision consists of deferred income tax.  Deferred income tax assets and liabilities are recognized for temporary differences between the basis of our assets and liabilities for financial and tax reporting purposes.  Our deferred tax balance was a liability of $73 million as of December 31, 2013 and an asset of $10 million as of December 31, 2012, as presented in the accompanying consolidated balance sheets, see Note 3. Under our current basis of accounting, we have excluded nondeductible goodwill associated with our investment in KMP. Changes in tax legislation are included in the relevant computations in the period in which such changes are effective. Currently, our only such temporary difference results from our investment in KMP.

For more information on income taxes, see Note 6.

Earnings Per Share

Both basic and diluted earnings per share are computed based on the weighted-average number of shares outstanding during each period, adjusted for share splits. There are no securities outstanding that may be converted into or exercised for shares.

3. Capitalization

Our authorized capital structure consists of two classes of interests: (1) our listed shares and (2) our voting shares, collectively referred to in this document as our “shares.” Prior to the May 2001 initial public offering of our shares, our issued capitalization consisted of $100,000 contributed by Kinder Morgan, G.P., Inc. for two voting shares. At December 31, 2013, KMI owned approximately 16 million, or approximately 12.7% of our outstanding shares.

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

On May 4, 2012, we entered into an equity distribution agreement with Credit Suisse Securities (USA) LLC (“Credit
Suisse”). Pursuant to the provisions of the equity distribution agreement, we may sell from time to time through Credit Suisse, as our sales agent, our shares having an aggregate offering amount of up to $500 million. During the year ended December 31, 2013, we issued 2,640,196 of our shares pursuant to our equity distribution agreement with Credit Suisse. We received net proceeds of $210 million from the issuance of these shares and we used the proceeds to purchase additional KMP i-units.

Sales of shares pursuant to our equity distribution agreement are made by means of ordinary brokers’ transactions on the
NYSE at market prices, in block transactions or as otherwise agreed between us and Credit Suisse. Under the terms of this agreement, we also may sell shares to Credit Suisse as principal for its own account at a price agreed upon at the time of the sale. Any sale of shares to Credit Suisse as principal would be pursuant to the terms of a separate agreement between us and Credit Suisse.

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

As discussed above in Note 1, KMI completed the August 2012 drop-down transaction with KMP during the third quarter of 2012, the March 2013 drop-down transaction with KMP during the first quarter of 2013 and during the second quarter of 2013, KMP acquired Copano. The August 2012 and March 2013 drop-down transactions were treated as common control transfers of assets between KMI (an affiliate and shareholder of us) and KMP. The second quarter of 2013 KMP acquisition of Copano in a unit for unit transaction with an exchange ratio of 0.4563 KMP common units for each Copano common unit resulted in KMP recording approximately $1.1 billion of nondeductible goodwill. Our and KMI’s accounting policy is to apply the look-through method of recording deferred taxes on the outside book tax basis difference in its investments without regard to nondeductible goodwill. The adjustments to our deferred tax liability as a result of (i) the 2013 and 2012 common control transactions (including the associated transfer of nondeductible goodwill to KMP); and (ii) the increase in KMP’s nondeductible goodwill related to the 2013 Copano acquisition are reflected as offsets to our shareholders equity. As a result of these transactions, we have recorded decreases of $91 million and $235 million to our deferred tax liability and an offsetting increase to our shareholders’ equity in the years ended December 31, 2013 and 2012, respectively.

Subsequent Event

Shares issued subsequent to December 31, 2013 were comprised of 76,100 of our shares, which were issued in early January 2014, for the settlement of sales made on or before December 31, 2013 pursuant to our equity distribution agreement with Credit Suisse. We received net proceeds $6 million from the issuance of these additional shares and we used the proceeds to purchase additional KMP i-units.

Share Distributions

Under the terms of our LLC agreement, except in connection with our liquidation, we do not pay cash distributions on our shares in cash but instead make distributions on our shares in additional shares or fractions of shares. At the same time KMP makes a distribution on its common units and i-units, we distribute on each of our shares that fraction of a share determined by dividing the amount of the cash distribution to be made by KMP on each common unit by the average closing market price of a share determined for the ten-trading day period ending on the trading day immediately prior to the ex-dividend date for our shares. The following table presents share distributions we have paid or declared in 2013, 2012 and 2011.

	Year Ended December 31,
	2013	2012	2011
Equivalent distribution value per share declared for the period(a)	$5.33	$4.98	$4.61
Total number of additional shares declared for the period(b)	$7,997,862	$6,829,396	$6,466,991
Equivalent distribution value per share paid in the period(a)	$5.26	$4.85	$4.58
Total number of additional share distributions paid in the period(b)	7,565,200	6,488,946	6,601,402
___________

(a)
This is the cash distribution for each KMP common unit declared for the period or paid in the period indicated, as applicable, and is used to calculate our distribution of shares as discussed above. Because of this calculation, the market value of the shares distributed on the date of distribution may be less or more than the cash distribution per common unit of KMP.

(b)
2013 includes a share distribution declared on January 15, 2014, paid on February 14, 2014 to shareholders of record as of January 31, 2014. This share distribution of 0.017841 shares per outstanding share (2,237,258 total shares) was determined by dividing $1.36, the cash amount to be distributed per KMP common unit by $76.230, the average of our shares’ closing market prices from January 14-28, 2014, the ten consecutive trading days preceding the date on which our shares began to trade ex-dividend under the rules of the NYSE.

4. Business Activities and Related Party Transactions

At no time after our formation and prior to our initial public offering did we have any operations or own any interest in KMP. Upon the closing of our initial public offering in May 2001, we became a limited partner in KMP and, pursuant to a delegation of control agreement, we assumed the management and control of its business and affairs. KMP will either pay directly or reimburse us for all expenses we incur in performing under the delegation of control agreement and will be obligated to indemnify us against claims and liabilities provided that we have acted in good faith and in a manner we believed to be in, or not opposed to, the best interests of KMP and the indemnity is not prohibited by law. KMP consented to the terms of the delegation of control agreement including KMP’s indemnity and reimbursement obligations. We do not receive a fee for our service under the delegation of control agreement, nor do we receive any margin or profit on the expense reimbursement. We incurred, on behalf of KMP, approximately $327 million, $299 million and $278 million of expenses during the years ended December 31, 2013, 2012 and 2011, respectively. The expense reimbursements by KMP to us are accounted for as a reduction to the expense incurred by us. The net monthly balance payable or receivable from these activities is settled in cash in the following month. At December 31, 2013 and 2012, $10 million and $12 million, respectively, primarily receivables from KMP, are recorded in the caption “Accounts receivable - affiliated party” in the accompanying consolidated balance sheet.

Kinder Morgan Services LLC is our wholly owned subsidiary and provides centralized payroll and employee benefits services to us, KMGP, KMP, and KMP’s operating partnerships and subsidiaries (collectively, the “Group”). Employees of
KMGP Services Company, Inc., a subsidiary of KMGP, are assigned to work for one or more members of the Group. When they do so, they remain under our ultimate management and control. The direct costs of all compensation, benefits expenses, employer taxes and other employer expenses for these employees are allocated and charged by Kinder Morgan Services LLC to the appropriate members of the Group, and the members of the Group reimburse Kinder Morgan Services LLC for their allocated shares of these direct costs. There is no profit or margin charged by Kinder Morgan Services LLC to the members of the Group. The administrative support necessary to implement these payroll and benefits services is provided by the human resource department of KMI, and the related administrative costs are allocated to members of the Group in accordance with expense allocation procedures. The effect of these arrangements is that each member of the Group bears the direct compensation and employee benefits costs of its assigned or partially assigned employees, as the case may be, while also bearing its allocable share of administrative costs. Pursuant to its limited partnership agreement, KMP reimburses Kinder Morgan Services LLC for its share of these administrative costs, and such reimbursements are accounted for as described above. Additionally, KMP reimburses us with respect to costs incurred or allocated to us in accordance with KMP’s limited partnership agreement, the delegation of control agreement among KMGP, KMP, us and others, and our limited liability company agreement. During the years ended December 31, 2013, 2012 and 2011, these expenses totaled approximately $438 million, $401 million and $389 million, respectively.

5. Summarized Financial Information for KMP

KMP’s consolidated financial statements include the retrospective adjustments necessary to reflect the results of the drop-down asset groups as of the May 25, 2012 date of common control and the reclassifications necessary to reflect the results of its FTC Natural Gas Pipelines disposal group as discontinued operations. Additional information on KMP’s results of operations and financial position are contained in its Annual Report on Form 10-K for the year ended December 31, 2013, which is included in this filing as Exhibit 99.1 and incorporated herein by reference. Following is summarized income statement and balance sheet information for KMP (in millions).

Summarized Kinder Morgan Energy Partners, L.P. Income Statement Information

	Year Ended December 31,
	2013	2012(a)	2011
Revenues	$12,530	$9,035	$7,889
Operating costs, expenses and other	9,301	6,551	6,332
Operating income	$3,229	$2,484	$1,557

(Loss) income from discontinued operations(b)	$(4)	$(669)	$201

Net income	3,317	1,401	1,268

Net income attributable to KMP	3,281	1,383	1,258

General Partner’s interest in pre-acquisition income from operations and severance expense of drop-down asset groups	8	58	—
Remaining General Partner’s interest in income from continuing operations	1,708	1,410	1,173
General Partner’s interest in (loss) income from discontinued operations	—	(7)	2
Limited Partners’ interest in net income (loss)	1,565	(78)	83

Summarized Kinder Morgan Energy Partners, L.P. Balance Sheet Information

	As of December 31,
	2013	2012
Current assets	$2,668	$2,377
Noncurrent assets	40,096	32,599
Current liabilities	4,577	3,247
Noncurrent liabilities	20,966	18,967
KMP’s capital	16,801	12,495
Noncontrolling interests	420	267
____________

(a)	Retrospectively adjusted as discussed in Note 1.

(b)
Represents amounts attributable to KMP’s FTC Natural Gas Pipelines disposal group. 2013 amount represents an incremental loss related to the sale of KMP’s disposal group effective November 1, 2012. 2012 includes a combined $829 million loss from both costs to sell and the remeasurement of net assets to fair value.

6. Income Taxes

The difference between the statutory federal income taxes (and rate) and our actual income taxes (and effective tax rate) are summarized as follows (in millions, except percentages):

	Year Ended December 31,
	2013		2012		2011
Federal income tax rate	$154	35.0%	$(8)	35.0%	$7	35.0%
Non-deductible goodwill	22	5.0%	4	(15.2)%	(1)	(4.6)%
State deferred tax rate change	—	—%	1	(6.5)%	—	(1.5)%
State income tax, net of federal benefit	6	1.3%	—	1.5%	—	1.2%
Total	$182	41.3%	$(3)	14.8%	$6	30.1%

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

We had no unrecognized tax benefits on the balance sheet at December 31, 2013 and 2012. In the event interest or penalties are incurred with respect to income tax matters, our policy will be to include such items in income tax expense. We did not have an accrual for interest and penalties at December 31, 2013 or 2012. At December 31, 2013, tax years 2009 through 2013 remained subject to examination by the Internal Revenue Service or applicable states. We do not expect any material change in the balance of our unrecognized tax benefits over the next twelve months.

7. Legal Proceedings

Mission Valley Terminal Lawsuit

In August 2007, the City of San Diego, on its own behalf and purporting to act on behalf of the People of the State of California, filed a lawsuit against KMR and several affiliates seeking injunctive relief and unspecified damages allegedly resulting from hydrocarbon and methyl tertiary butyl ether (MTBE) impacted soils and groundwater beneath the City’s stadium property in San Diego arising from historic operations at the Mission Valley terminal facility.  The case was filed in the Superior Court of California, San Diego County, case number 37-2007-00073033-CU-OR-CTL.  On September 26, 2007, we removed the case to the U.S. District Court, Southern District of California, case number 07CV1883WCAB.  The City disclosed in discovery that it is seeking approximately $170 million in damages for alleged lost value/lost profit from the redevelopment of the City’s property and alleged lost use of the water resources underlying the property.  Later, in 2010, the City amended its initial disclosures to add claims for restoration of the site as well as a number of other claims that increased their claim for damages to approximately $365 million.

On November 29, 2012, the Court issued a Notice of Tentative Rulings on the parties’ summary adjudication motions.  The Court tentatively granted our partial motions for summary judgment on the City’s claims for water and real estate damages and the State’s claims for violations of California Business and Professions Code § 17200, tentatively denied the City’s motion for summary judgment on its claims of liability for nuisance and trespass, and tentatively granted our cross motion for summary judgment on such claims.  On January 25, 2013, the Court issued its final order reaffirming in all respects its tentative rulings and rendered judgment in favor of all defendants on all claims asserted by the City.

On February 20, 2013, the City of San Diego filed a notice of appeal of this case to the U.S. Court of Appeals for the Ninth Circuit.  The appeal is currently pending.

This site has been, and currently is, under the regulatory oversight and order of the California Regional Water Quality Control Board.  SFPP continues to conduct an extensive remediation effort at the City’s stadium property site.

Supplemental Selected Quarterly Financial Information (Unaudited)

	Quarters Ended
2013	March 31	June 30	September 30	December 31
	(In millions except per share amounts)
Equity in earnings of KMP	$110	$161	$69	$100
Income tax expense	41	86	22	33
Net income	$69	$75	$47	$67
Earnings per share, basic and diluted	$0.59	$0.63	$0.39	$0.54
Number of shares used in computing basic and diluted earnings per share	116	118	121	124

2012
Equity in (loss) earnings of KMP	$(31)	$(54)	$(9)	$71
Income tax (benefit) expense	(7)	(18)	(6)	28
Net (loss) income	$(24)	$(36)	$(3)	$43
(Loss) earnings per share, basic and diluted	$(0.24)	$(0.36)	$(0.03)	$0.38
Number of shares used in computing basic and diluted (loss) earnings per share	99	101	107	114

Supplemental Information on Oil and Gas Producing Activities (Unaudited)

At December 31, 2013, through our ownership of i-units, we owned approximately 28.3% of all of KMP’s outstanding limited partner interests. As discussed above, our results of operations are derived principally from our investment in KMP. We use the equity method of accounting for our investment in KMP, and record our share of its earnings and accumulated other comprehensive income. Though we do not directly have interests in oil and gas producing activities, our equity method investee, KMP, has significant oil and gas producing activities. Additional information on KMP’s oil and gas producing activities are contained in its Annual Report on Form 10-K for the year ended December 31, 2013, which is included in this filing as Exhibit 99.1 and incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

 Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2013, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required, and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

The effectiveness of our internal control over financial reporting as of December 31, 2013, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their audit report which appears herein.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Set forth below is information concerning our directors and executive officers. All directors are elected annually by, and may be removed by, KMGP as the sole holder of our voting shares. All officers serve at the discretion of our board of directors.

Name	Age	Position
Richard D. Kinder	69	Director, Chairman and Chief Executive Officer
Steven J. Kean	52	Director, President and Chief Operating Officer
Ted A. Gardner	56	Director
Gary L. Hultquist	70	Director
Perry M. Waughtal	78	Director
Kimberly A. Dang	44	Vice President and Chief Financial Officer
David R. DeVeau	48	Vice President and General Counsel
Thomas A. Martin	52	Vice President (President, Natural Gas Pipelines)
Ronald G. McClain	61	Vice President (President, Products Pipelines)
Dax A. Sanders	38	Vice President, Corporate Development
John W. Schlosser	50	Vice President (President, Terminals)
Lisa M. Shorb	55	Vice President, Human Resources, Information Technology and Administration
James P. Wuerth	57	Vice President (President, CO2)

Richard D. Kinder is Director, Chairman and Chief Executive Officer of KMR, KMGP, and KMI.  Mr. Kinder has served as Director, Chairman and Chief Executive Officer of KMR since its formation in February 2001.  He was elected Director, Chairman and Chief Executive Officer of the predecessor of KMI in October 1999. He was elected Director, Chairman and Chief Executive Officer of KMGP in February 1997.  He also served as Chief Manager, and as a member of the Board of Managers, of Kinder Morgan Holdco LLC from May 2007 until February 2011, and continued in the role of Chairman and Chief Executive Officer of KMI upon its conversion.  In May 2012, he was elected as a Director, Chairman and appointed as Chief Executive Officer of the general partner of EPB. Mr. Kinder’s experience as Chief Executive Officer of KMI, KMR, KMGP and the general partner of EPB, provide him with a familiarity with our strategy, operations and finances that can be matched by no one else. In addition, we believe that with Mr. Kinder’s significant direct and indirect equity ownership in us, his economic interests are aligned with those of our other equity investors.

Steven J. Kean is Director, President and Chief Operating Officer of KMR, KMGP, and KMI.  Mr. Kean was elected Director and President of KMR, KMGP and KMI in March 2013, and was elected Chief Operating Officer of KMR, KMGP and the predecessor of KMI in January 2006. He served as Executive Vice President of KMR and KMGP from January 2006 to March 2013.  He also served as President, Natural Gas Pipelines of KMR and KMGP from July 2008 to November 2009.  He also served as Chief Operating Officer, and as a member of the Board of Managers, of Kinder Morgan Holdco LLC from May 2007 until February 2011, and continued in the role of Director, Executive Vice President and Chief Operating Officer of KMI upon its conversion.  He has served in various management roles for the Kinder Morgan companies since 2002. In May 2012, he was elected as a director and appointed as Executive Vice President and Chief Operating Officer of the general partner of EPB. Mr. Kean received his Juris Doctor from the University of Iowa in May 1985 and received a Bachelor of Arts degree from Iowa State University in May 1982. Mr. Kean’s experience as one of our executives since 2002 provides him valuable management and operational expertise and a thorough understanding of our business operations and strategy.

Ted A. Gardner is a Director of KMR and KMGP. Mr. Gardner was elected Director of KMR and KMGP in July 2011 to fill the vacancy left by Mr. C. Berdon Lawrence, who resigned from the KMR and KMGP boards of directors that same month.  Since June 2005, Mr. Gardner has been a Managing Partner of Silverhawk Capital Partners in Charlotte, North Carolina.  Formerly, he was a Director of the predecessor of KMI from 1999 to 2007, and was a Director of Encore Acquisition Company from 2001 to 2010.  Mr. Gardner also served as Managing Partner of Wachovia Capital Partners and was a Senior Vice President of Wachovia Corporation from 1990 to June 2003. He is currently a Director of Summit Materials Holdings, Spartan Energy Partners and Athlon Energy Inc.  We believe Mr. Gardner’s prior management, business and leadership experience, and his previous board experience with the predecessor of KMI, provides us with the perspectives and judgment necessary to guide our business strategies, thereby qualifying him to serve as a director.

Gary L. Hultquist is a Director of KMR and KMGP.  Mr. Hultquist was elected Director of KMR upon its formation in February 2001.  He was elected Director of KMGP in October 1999. Since 1995, Mr. Hultquist has been the Managing Director of Hultquist Capital, LLC, a San Francisco-based strategic and merger advisory firm.  Since 2009, Mr. Hultquist has also been Chairman of the board of directors of Prairie Bankers, LLC, a data center development company, and a Principal of NewCap Partners Inc., a FINRA-registered broker-dealer and investment bank, specializing in technology, mergers and acquisitions. In February 2014, Mr. Hultquist was appointed to the board of directors of Resolute Energy Corporation. Mr. Hultquist has over 20 years of experience as an investment banker and over 15 years’ experience practicing law.  This combination of experience provides him an understanding of the business and legal risks applicable to us.

Perry M. Waughtal is a Director of KMR and KMGP.  Mr. Waughtal was elected Director of KMR upon its formation in February 2001.  Mr. Waughtal was elected Director of KMGP in April 2000.  Since 1994, Mr. Waughtal has been the Chairman of Songy High Roads, LLC (formerly Songy Partners Limited), an Atlanta, Georgia based real estate investment company.  Mr. Waughtal was a Director of HealthTronics, Inc. from 2004 to 2009.  Mr. Waughtal was elected as Chairman of the Board of Highland Resources, LLC, a family-owned real estate investment company, in October 2013. We believe Mr. Waughtal’s 30 years of experience with Hines Interests Limited Partnership, a privately owned, international real estate firm, including as Vice Chairman of development and operations and Chief Financial Officer, and 15 years of experience as Chairman of Songy High Roads, LLC (formerly Songy Partners Limited) provide him with planning, management, finance and accounting experience with, and an understanding of, large organizations with capital-intensive projects analogous to the types in which we typically engage, thereby qualifying him to serve as a director.

Kimberly A. Dang is Vice President and Chief Financial Officer of KMR, KMGP, and KMI.  Mrs. Dang was elected Chief Financial Officer of KMR, KMGP and the predecessor of KMI in May 2005.  She was elected Vice President, Investor Relations of KMR, KMGP and KMI in July 2002 and served in that role until January 2009.  She also served as Chief Financial Officer of Kinder Morgan Holdco LLC from May 2007 until February 2011, and continued in the role of Vice President and Chief Financial Officer of KMI upon its conversion.  She has served in various management roles for the Kinder Morgan companies since 2001. She has served as Vice President of the general partner of EPB since May 2012, and served as Chief Financial Officer from May 2012 to March 2013. Mrs. Dang received a Masters in Business Administration degree from the J.L. Kellogg Graduate School of Management at Northwestern University and a Bachelor of Business Administration degree in accounting from Texas A&M University.

David R. DeVeau is Vice President and General Counsel of KMR, KMGP and KMI. Mr. DeVeau was elected Vice President and General Counsel of KMR, KMGP and KMI in March 2013. Mr. DeVeau joined Kinder Morgan in 2001 as an Assistant General Counsel, and he served as Deputy General Counsel of KMR, KMGP and the predecessor of KMI from 2006 to March 2013. Mr. DeVeau received a J.D. degree from The Dickinson School of Law, Pennsylvania State University, and a bachelor’s degree, cum laude, in political science from Norwich University.

Thomas A. Martin is Vice President (President, Natural Gas Pipelines) of KMR, KMGP and KMI. Mr. Martin was elected Vice President (President, Natural Gas Pipelines) of KMR and KMGP in November 2009 and was elected Vice President (President, Natural Gas Pipelines) of KMI in 2012. Mr. Martin served as President, Texas Intrastate Pipeline Group from May 2005 until November 2009, and has served in various management roles for the Kinder Morgan companies since 2003.  In May 2012, he was elected as a director and appointed as Vice President (President, Natural Gas Pipelines) of the general partner of EPB. Mr. Martin received a Bachelor of Business Administration degree from Texas A&M University.

Ronald G. McClain is Vice President (President, Products Pipelines) of KMR and KMGP. Mr. McClain was elected Vice President (President, Products Pipelines) of KMR and KMGP in March 2013. From 2005 to March 2013, Mr. McClain served as Vice President of operations and engineering for Kinder Morgan’s Products Pipelines business segment. Mr. McClain joined Kinder Morgan over 30 years ago and, prior to 2005, held various operations and engineering positions in Kinder Morgan’s Natural Gas Pipelines business segment. Mr. McClain holds a bachelor’s degree in computer science from Aurora University.

Dax A. Sanders is Vice President, Corporate Development of KMR, KMGP and KMI. Mr. Sanders was elected Vice President, Corporate Development of KMR and KMGP in March 2013. Mr. Sanders has served as a Vice President within Kinder Morgan’s Corporate Development group since 2009. From 2006 until 2009, Mr. Sanders was Vice President of Finance for Kinder Morgan Canada. Mr. Sanders joined Kinder Morgan in 2000, and from 2000 to 2006 served in various finance and business development roles within Corporate Development, Investor Relations, Natural Gas Pipelines business segment and Products Pipeline business segment, with the exception of a two-year period while he attended business school. Mr. Sanders holds a master’s degree in business administration from the Harvard Business School and a master’s and a bachelor’s degree in accounting from Texas A&M University. He is also a Certified Public Accountant in the State of Texas.

John W. Schlosser is Vice President (President, Terminals) of KMR and KMGP. Mr. Schlosser was elected Vice President (President, Terminals) of KMR and KMGP in March 2013. Mr. Schlosser was named Senior Vice President and Chief Commercial Officer of Kinder Morgan’s Terminals group in 2010, and previously served as Vice President of Sales and Business Development for Kinder Morgan’s Terminals group since he joined Kinder Morgan in 2001 in connection with Kinder Morgan’s purchase of the U.S. pipeline and terminal assets of the GATX Corporation, where he served as Vice President of Sales. Mr. Schlosser has more than 27 years of experience in commodity transportation and logistics, business development and sales, sales management and operations. Mr. Schlosser holds a Bachelor of Science degree from Miami University, Oxford, Ohio.

Lisa M. Shorb is Vice President, Human Resources, Information Technology and Administration of KMR, KMGP, and KMI. She was elected Vice President, Human Resources, Information Technology and Administration of KMR, KMGP, and KMI in January 2014. Previously, Ms. Shorb served as Vice President of Procurement and Administration for the Kinder Morgan companies since June, 2002. Ms. Shorb joined Kinder Morgan over 29 years ago and prior to 2002 served in various roles in the commercial and gas measurement areas. Ms. Shorb received a Master of Science degree in Geology from Duke University and a Bachelor of Science degree in Geology from the University of Dayton.

James P. Wuerth is Vice President (President, CO2) of KMR and KMGP. Mr. Wuerth was elected Vice President (President, CO2) of KMR and KMGP in March 2013. Prior to March 2013, Mr. Wuerth served as Vice President of Finance and Accounting for Kinder Morgan’s CO2 business segment since joining Kinder Morgan in 2000. He has more than 30 years of oil and gas industry experience in accounting, operations, field development and business development. Prior to joining Kinder Morgan, he worked for Shell Oil Company. Mr. Wuerth holds a bachelor’s degree in accounting from the University of Washington in Seattle and is a Certified Public Accountant in the State of Texas.

Corporate Governance
We have a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934 comprised of Messrs. Gardner, Hultquist and Waughtal. Mr. Waughtal is the chairman of the audit committee and has been determined by the board to be an “audit committee financial expert.” The board has determined that all of the members of the audit committee are independent as described under the relevant standards.
We have not, nor has KMP, or KMGP made, within the preceding three years, contributions to any tax-exempt organization in which any of our independent directors serves as an executive officer that in any single fiscal year exceeded the greater of $1.0 million or 2% of such tax-exempt organization’s consolidated gross revenues.
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
Interested parties may contact our lead director (Mr. Hultquist, discussed in Item 13), the chairpersons of any of the board’s committees, the independent directors as a group or the full board by mail to Kinder Morgan Management, LLC, 1001 Louisiana Street, Suite 1000, Houston, Texas 77002, Attention: General Counsel, or by e-mail within the “Contact Us” section of our Internet website, at www.kindermorgan.com. Any communication should specify the intended recipient.
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
Based solely on our review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that all Section 16(a) filing requirements were met during 2013.

Item 11. Executive Compensation.

The following sets forth information regarding compensation earned by, awarded to or paid to our executive officers in their capacities as executive officers of us, KMI and its subsidiaries or affiliates, including KMP and EPB (sometimes collectively referred to in this section as the “Kinder Morgan affiliated entities”), for the periods presented. Our executive officers also serve in the same capacities as executive officers of KMGP and KMI.

Our compensation committee of the board of directors, which committee is composed of three independent directors, determines the compensation to be paid by KMP to our and KMGP’s executive officers. As described below, our compensation committee is aware of the compensation paid to such officers by entities such as KMI, but makes its compensation determinations at its sole discretion.
Compensation Discussion and Analysis
Program Objectives
We are a publicly traded Delaware limited liability company. We are a limited partner in KMP, and manage and control its business and affairs pursuant to a delegation of control agreement. We seek to attract and retain executives who will help us achieve our primary business strategy objective of growing the value of KMP’s portfolio of businesses for the benefit of our shareholders and its unitholders. To help accomplish this goal, we have designed an executive compensation program that rewards individuals with competitive compensation that consists of a mix of cash, benefit plans and long-term compensation, with a majority of executive compensation consisting of the “at risk” annual cash bonus and long-term incentive compensation.
The key objectives of our executive compensation program are to attract, motivate and retain executives who will advance our overall business strategies and objectives to create and return value to our shareholders and KMP’s unitholders. We believe that an effective executive compensation program should link total compensation to financial performance and to the attainment of short-term and long-term strategic, operational, and financial objectives. We believe operational objectives should take into account adherence to and promotion of our Code of Business Conduct and Ethics and our Environmental Health and Safety Policy Statement. We also believe it should provide competitive total compensation opportunities at a reasonable cost. In designing our executive compensation program, we believe that our executives should have a much greater portion of their overall compensation at-risk and linked to long-term shareholder value than do our other employees. Consequently, we have tried to establish the at-risk and long-term incentive portions of our executives’ total compensation at levels that recognize their much increased level of responsibility and their ability to influence business results.
From 2007 through 2012, our executive compensation program was principally composed of the following two elements: (i) base cash salary and (ii) possible annual cash bonus (reflected in the Summary Compensation Table below as Non-Equity Incentive Plan Compensation). In 2013, we added a long-term incentive component to our executives’ compensation, in the form of restricted KMI stock granted under KMI’s 2011 Stock Incentive Plan.
In addition, we believe that the compensation of our Chief Executive Officer, Chief Financial Officer and the other executives named in the Summary Compensation Table below (collectively referred to in this Item 11 as the named executive officers) should be directly and materially tied to the financial performance of the Kinder Morgan affiliated entities, and should be aligned with the interests of KMI’s and our shareholders and KMP’s unitholders. Therefore, the majority of our named executive officers’ compensation is allocated to the “at-risk” portion of the compensation program-the annual cash bonus and the long-term incentive restricted stock grants.
While we are not required to solicit an advisory vote of our shareholders on our executive compensation, KMI is required to do so. In 2012, KMI’s shareholders overwhelmingly voted to approve (with an almost 97% approval rate), on an advisory basis, the compensation of KMI’s then named executive officers. We believe the result of that vote is an affirmation of our compensation policies and practices.

Our compensation is determined without the use of any compensation consultants. Nevertheless, we annually compare our executive compensation components with market information, consisting of third-party surveys in which we participate. The surveys we use in reviewing our executive compensation consist of the Towers Watson Executive Survey and the Aon Hewitt Executive Survey. Over 400 companies participate in each survey. The purpose of this comparison is to ensure that our total compensation package operates effectively, remains both reasonable and competitive with the energy industry and is generally comparable to the compensation offered by companies of similar size and scope to ours. We also keep abreast of current trends, developments, and emerging issues in executive compensation, and if appropriate, will obtain advice and assistance from outside legal, compensation or other advisors.

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
Compensation Designed to Reward Performance

Our executive compensation program is designed to reward individuals for advancing our business strategies and the interests of our stakeholders, and to deter engaging in any detrimental activities, such as performing services for a competitor, disclosing confidential information or violating appropriate business conduct standards. Each executive is held accountable to uphold and comply with company guidelines, which require the individual to maintain a discrimination-free workplace, to comply with the law, and to maintain high standards of operating safety and environmental protection.

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

We do not have employment agreements or special severance arrangements with our executive officers. Although one of our affiliated companies entered into severance agreements with eleven of our then executive officers in connection with KMI’s 2011 initial public offering, those severance agreements with any of our current executive officers, as well as Richard D. Kinder’s 1999 employment agreement, were terminated August 1, 2013. Our executive officers are now eligible for severance under the same plan as our other non-union U.S. based employees.

At his request, Mr. Kinder receives $1 of base salary per year from KMI. Additionally, Mr. Kinder has requested that he receive no annual bonus, equity or other compensation from us or any of our affiliates. Mr. Kinder does not have any deferred compensation, supplemental retirement or any other special benefit, compensation or perquisite arrangement with us, and each year, Mr. Kinder reimburses us for his portion of health care premiums and parking expenses.

In 2013, Mr. Kean made a similar request to Mr. Kinder to change his annual base salary to $1. Mr. Kean also requested that he receive no annual bonus from us or any of our affiliates. As a result, Mr. Kean’s total compensation consists of a restricted stock grant received in 2013, which is subject to six-year cliff vesting, dividend equivalents paid on that restricted stock and benefits available to our U.S. employees generally (such as healthcare, life insurance and 401K plan benefits). There are no plans at this time to grant additional restricted stock to Mr. Kean until the vesting terms of his 2013 grant have been met.

Elements of Compensation

As outlined above, our 2013 executive compensation program is principally composed of three elements:
(i) a base cash salary; (ii) a possible annual cash bonus and (iii) long-term incentive compensation in the form of restricted KMI stock. Our compensation committee reviews and approves annually the financial goals and objectives that are relevant to the compensation of the named executive officers.

In 2013, our compensation committee solicited information from Mr. Kinder and James E. Street (our then Vice President, Human Resources, Information Technology and Administration—Mr. Street retired in January 2014, and Ms. Lisa Shorb has been promoted to the Vice President, Human Resources, Information Technology and Administration position) regarding the performance of Mr. Kean as, President and Chief Operating Officer. Similarly, the compensation committee solicited information from Messrs. Kinder, Kean and Street with respect to the performance of our other named executive officers. The compensation committee also obtained information from Mr. Street with respect to compensation of comparable positions of responsibility at comparable companies. All of this information was taken into account by the compensation committee, which made final determinations regarding compensation of the named executive officers. No named executive officer reviewed his or her own performance or approved his or her own compensation.

Furthermore, if any of our or KMGP’s executive officers is also an executive officer of KMI or its other subsidiaries, including EPB’s general partner, the compensation determination or recommendation may be with respect to his or her (i) compensation to be received from each of KMI, us, and KMGP or alternatively (ii) the aggregate compensation to be received from and allocated among us and KMGP, on the one hand, and KMI and its other subsidiaries, on the other hand.

Base Salary

Base salary is paid in cash. In January 2013, the compensation committee increased the annual base salary cap for our executive officers from $300,000 to $400,000. However, the maximum base salary that any of our executives received in 2013 was $325,000. Additionally, we expect to only increase our executives’ salaries to a maximum of $350,000 for 2014, and we do not expect any of our executives’ annual base salaries to reach the cap for at least two more years. As noted above, our Chairman and Chief Executive Officer and our President and Chief Operating Officer each receive $1 of annual base salary. We continue to believe that, even at the $400,000 cap, our executive officers’ base salaries would be below annual base salaries for executives in similar positions and with similar responsibilities at companies of comparable size and scope, based upon independent salary surveys in which we participate.

Possible Annual Cash Bonus (Non-Equity Cash Incentive)

Commencing with bonus awards for the 2011 bonus year, KMI’s board of directors approved a new Annual Incentive Plan (referred to in this discussion as the Annual Incentive Plan or the Plan). The overall purpose of the Annual Incentive Plan is to increase our executive officers’ and our employees’ personal stake in KMI’s, our and KMP’s continued success by providing to them additional incentives through the possible payment of annual cash bonuses.

The plan consists of two components: the executive plan component and the non-executive plan component. All employees of KMI and its subsidiaries, including KMGP Services Company, Inc., are eligible to participate in the plan (except for employees covered by collective bargaining agreements that do not expressly provide for eligibility). Our Chairman and Chief Executive Officer and all employees who report directly to the Chairman, including all of the named executive officers, are eligible for the executive plan component; however, as stated above, Messrs. Kinder and Kean have elected not to participate. All other U.S. and Canadian eligible employees are eligible for the non-executive plan component.

Under the plan, a pool of bonus dollars is established at the beginning of each year for annual cash bonuses that may be paid to our executive officers and other employees, depending on whether KMI and its subsidiaries (including KMP) meet certain financial performance objectives (as discussed below).  If the financial performance objectives are met, the budgeted pool of bonus dollars is further assessed and potentially increased if the financial performance objectives are exceeded.  The budgeted pool of bonus dollars also may be adjusted upward or downward based on KMI’s and its subsidiaries’ overall performance in other areas, including safety and environmental goals and regulatory compliance.

At or before the start of each calendar year (or later, to the extent allowed under Internal Revenue Code regulations), financial performance objectives based on one or more of the criteria set forth in the plan are established by our compensation committee. In addition, the compensation committee sets the bonus opportunities available to each executive officer (see table “Grants of Plan-Based Awards”). If none of the financial performance objectives were met, no bonus opportunity would be available to the named executive officers.  The maximum payout to any individual under the plan for any year is $3 million.  The compensation committee may reduce the amount of the bonus actually paid to any executive officer from the amount of any bonus opportunity open to such executive officer. Because payments under the plan for our executive officers are determined by comparing actual performance to the performance objectives established each year for eligible executive officers chosen to participate for that year, it is not possible to accurately predict any amounts that will actually be paid under the executive portion of the plan over the life of the plan.

Three financial performance objectives were set for 2013 under both the executive plan component and the non-executive plan component. The three financial performance objectives were:

•	$5.28 in cash distributions per common unit by KMP;

•	$1.57 in cash dividends per share by KMI; and

•	$2.55 in cash distributions per common unit by EPB.

A fourth objective which could potentially decrease or increase the budgeted pool of bonus dollars for 2013 was to achieve our environmental, health, and safety performance objectives by (i) beating industry average incident rates; (ii) improving incident rates compared to our previous three year averages; and (iii) experiencing no significant incidents in KMP’s or KMI’s operations or expansions.

The compensation committee set maximum bonus opportunities under the plan for 2013 for the executive officers at dollar amounts in excess of those which were expected to actually be paid under the plan.  In fact, while achievement of the financial performance objectives sets the maximum bonus opportunity for each executive officer, the compensation committee has never awarded the maximum bonus opportunity to a current named executive officer. At the end of 2013, the extent to which the financial performance objectives had been attained and the extent to which the bonus opportunity had been earned under the formula previously established by our compensation committee was determined. For 2013:

▪	KMP paid $5.33 in cash distributions per common unit;

•	KMI paid $1.60 in cash dividends per share; and

•	EPB paid $2.55 in cash distributions per unit.
Based on the above, our compensation committee approved approximately 99% of the total 2013 budgeted cash bonus opportunity be earned and funded under the plan. The approved funding level includes any premium pay calculations for bonus awards paid to non-exempt employees. Payout amounts to our named executive officers for 2013 (paid in 2014) were below this level and are set forth in the Summary Compensation Table in the column entitled “Non-Equity Incentive Plan Compensation.”
The 2013 bonuses for our executive officers were overwhelmingly based on whether the established financial performance objectives were met. The compensation committee also considered, in a purely subjective manner, how well the executive officer performed his or her duties during the year. Information was solicited from relevant members of senior management regarding the performance of our named executive officers (described following), and determinations and recommendations were made at the regularly scheduled first quarter board and compensation committee meetings held in January 2014. Other factors considered by the compensation committee primarily consisted of the amount of the bonus paid to the executive officer in the prior year and market data about compensation of comparable positions of responsibility at comparable companies, consisting of the compensation surveys referred to above. With respect to using these other factors in assessing performance, our compensation committee did not find it practicable to, and did not, use a “score card” or quantify or assign relative weight to the specific criteria considered. The amount of a downward adjustment, subject to the maximum bonus opportunity that was established at the beginning of the year, was not subject to a formula. Specific aspects of an individual’s performance were not identified in advance. Rather, adjustments were based on our compensation committee’s judgment and input from Mr. Kinder and Mr. Kean, giving consideration to the totality of the record presented, including the individual’s performance and the magnitude of any other positive or negative factors.
For a discussion of effects under the plan of death, disability, termination of employment or a change in control of KMI, please read “Potential Payments upon Death, Disability, Termination or a Change in Control.”

Long-Term Incentive Compensation

The Kinder Morgan, Inc. 2011 Stock Incentive Plan was approved by KMI’s pre-IPO shareholders and was effective as of January 1, 2011. Prior to 2013, no awards were made to our executive officers under this plan because, in connection with KMI’s going-private transaction, members of our management were awarded Kinder Morgan Holdco LLC Class A-1 and Class B units and had agreed to forego any long-term executive compensation until the investment funds advised by or affiliated with Goldman, Sachs & Co., Highstar Capital LP, The Carlyle Group and Riverstone Holdings LLC which owned interests in KMI at the time, collectively referred to as the “Sponsor Investors” sold their interests in KMI or converted their Class A shares into Class P shares of KMI. In connection with KMI’s IPO, the Class B units were converted into KMI Class B shares, and the Class A-1 units were converted into KMI Class C shares. As of December 26, 2012, the Sponsor Investors had sold their interests in KMI or converted their Class A shares into Class P shares, and as a result, all Class B shares and Class C shares had converted into Class P shares.

Accordingly, in 2013, the compensation committee granted long-term incentive compensation to our named executive officers (other than Mr. Kinder) in the form of restricted KMI stock under KMI’s 2011 Stock Incentive Plan. All awards granted are subject to multi-year cliff vesting schedules of approximately six years during which the named executive officers are not expected to receive additional equity incentive grants (see “Grants of Plan Based Awards” table for details). In connection with his 2013 grant of restricted stock, Mr. Kean forfeited participation in the 2013 Annual Incentive Plan and decreased his annual base salary to $1 per year. Mr. Kinder did not receive an award under the plan in 2013, and we do not expect that he will receive any awards under the plan in the future. There are no plans at this time to grant additional shares until the vesting terms have been met.

For a discussion of effects under the Stock Incentive Plan of death, disability, termination of employment or a change in control of KMI, please read “Potential Payments upon Death, Disability, Termination or a Change in Control.”

Other Compensation

Kinder Morgan Savings Plan. The Kinder Morgan Savings Plan is a defined contribution 401(k) plan. The Kinder Morgan savings plan permits eligible employees of KMI and those of KMGP Services Company, Inc., including the named executive officers, to contribute between 1% and 50% of base compensation, on a pre-tax or Roth 401(k) basis, into participant accounts. For more information on this plan, see Note 9 “Employee Benefits-Kinder Morgan Savings Plan” to the consolidated financial statements contained in KMP’s Annual Report on Form 10-K for the year ended December 31, 2013, which is included in this filing as Exhibit 99.1 and incorporated herein by reference.

KMI Cash Balance Retirement Plan. Employees of KMI and KMGP Services Company, Inc., including the named executive officers, are also eligible to participate in the KMI Retirement Plan (Plan), a cash balance plan. Employees accrue benefits through a Personal Retirement Account (PRA) in the Plan. Prior to 2013, KMI allocated contribution credits equivalent to 3% of eligible compensation every pay period to participants’ PRA. Beginning January 1, 2013, KMI began allocating contribution credits of 4% or 5% of eligible compensation every pay period to participants' PRA based on age and years of eligible service as of December 31 of the prior year. Interest is credited to the PRA at the 5-year U.S. Treasury bond rate published in the Internal Revenue Bulletin for the November of the prior year, plus 0.25%. Employees become 100% vested in the plan after three years and may take a lump sum distribution upon termination of employment or retirement.

The following table sets forth the estimated actuarial present value of each named executive officer’s accumulated pension benefit as of December 31, 2013, under the provisions of the Cash Balance Retirement Plan. With respect to our named executive officers, the benefits were computed using the same assumptions used for financial statement purposes, assuming current remuneration levels without any salary projection, and assuming participation until normal retirement at age 65. These benefits are subject to federal and state income taxes, where applicable, but are not subject to deduction for social security or other offset amounts.

Cash Balance Plan Pension Benefits
Name	Current Credited Yrs of Service	Present Value of Accumulated Benefit (a)	Contributions During 2013
Richard D. Kinder(b)	13	$—	$—
Kimberly A. Dang	12	83,495	13,465
Steven J. Kean	12	90,408	8,310
Thomas A. Martin	11	81,248	13,445
John W. Schlosser	13	97,487	13,589
____________

(a)	The present values in the Pension Benefits table are current year-end balances.

(b)	Mr. Kinder has elected to not participate under the plan.

Potential Payments upon Death, Disability, Termination or a Change in Control

Our named executive officers are entitled to certain benefits in the events of death, disability, termination of employment or a change in control of KMI. The plans or agreements and circumstances triggering such benefits are described below.

Annual Incentive Plan. The Annual Incentive Plan provides the KMI compensation committee with discretion to take action that it deems appropriate with respect to outstanding awards upon a change in control (as defined below); if, however, in connection with a change in control, Mr. Kinder is no longer our Chairman:

▪
each participant under the executive component of the plan will be deemed to have earned 100% of the bonus opportunity available to him or her, unless the compensation committee has previously determined that the participant should receive a lesser percentage of the bonus opportunity;

▪	each participant under the non-executive component of the plan will receive an award equal to the award most recently paid to such participant under the plan; and

▪	the awards to executive and non-executive participants will be paid in a cash lump sum within 30 days after the change in control.

“Change in control” as defined under the plan means (i) the acquisition of securities representing 50% or more of the voting power of KMI by any person other than a permitted holder (as defined below); (ii) a sale, merger or other business combination after which the voting securities of KMI outstanding immediately before such transaction represent less than 50% of the voting securities of

KMI outstanding after the such transaction; (iii) the sale of all or substantially all of the assets of KMI, other than to an entity of which more than 50% of the voting power is held by permitted holders (as defined below); (iv) for reasons other than normal retirement, death or disability, changes to the majority of the KMI board of directors during any period of two consecutive years; or (v) approval by the stockholders of KMI of a liquidation or sale of KMI.

A “permitted holder” as defined under the plan means Richard D. Kinder or any of the Sponsor Investors.

Kinder Morgan Severance Plan. All of our executive officers, including Mr. Kinder, are eligible for severance payments under the Kinder Morgan Severance Plan (which is available to all regular full time U.S.-based employees not covered by a bargaining agreement), which caps severance payments at an amount equal to six months of annual base salary.

The following table lists the potential payments to named executive officers under the Kinder Morgan Severance Plan upon termination without cause.  The table assumes the triggering event for the payments or provision of benefits occurred on December 31, 2013.

Potential Payments upon Termination of Employment under the Kinder Morgan Severance Plan

Name	Termination Payment
Richard D. Kinder(a)	$—
Kimberly A. Dang(b)	162,500
Steven J. Kean(a)	—
Thomas A. Martin(b)	162,500
John W. Schlosser(b)	162,500
___________

(a)	Since the severance formula is based on the annual base salary, Mr. Kinder’s and Mr. Kean’s benefit calculates to less than $1 (the cap under the plan is 26 weeks of base pay).

(b)	Payment equals cap calculation under the plan of 26 weeks of annual base salary.

2013 Restricted Stock Grants under the Kinder Morgan, Inc. 2011 Stock Incentive Plan. Named executive officers who received 2013 restricted stock grants are entitled to accelerated vesting in certain termination or change-in-control circumstances under the award agreements governing their grants. The award agreements provide for accelerated vesting upon (a) a change in control of KMI or (b) termination of the employee's employment by reason of (i) death, (ii) disability that results in KMI determining that the employee cannot perform the essential functions of his or her job, with or without a reasonable accommodation, or (iii) an involuntary termination by KMI due to a reorganization or reduction in force for which the employee would be eligible for pay under the Kinder Morgan Severance Plan, or (iv) the sale of KMI or the sale, transfer or discontinuation of any part of the operations or any business unit of KMI.

The definition of “change in control” in the Stock Incentive Plan is the same as that in the Annual Incentive Plan described above under “Annual Incentive Plan.”

The following table lists the potential accelerated value of our named executive officers’ 2013 restricted stock grants upon death, disability, or termination without cause.  The table assumes the triggering event for the payments or provision of benefits occurred on December 31, 2013.

Potential Payments (Value of Accelerated Vesting) Upon Disability, Termination of Employment, or Change in Control under terms of the 2013 Restricted Stock Agreements

Name	Restricted Stock Value at 12/31/2013
Richard D. Kinder(a)	$—
Kimberly A. Dang(b)	8,150,976
Steven J. Kean(b)	27,169,812
Thomas A. Martin(b)	8,150,976
John W. Schlosser(b)	5,433,984
___________

(a)	Mr. Kinder did not receive a 2013 restricted stock grant.

(b)	Calculation equals number of restricted shares granted multiplied by the closing price on December 31, 2013 of KMI’s common stock of $36.00.

Other Potential Post-Employment Benefits. In addition to the amounts payable under the Kinder Morgan Severance Plan and their respective 2013 restricted stock grants, each executive would receive payments for amounts of base salary and vacation time accrued through the date of termination and payment for any reimbursable business expenses incurred prior to the date of termination.

Summary Compensation Table

The following table shows compensation paid or otherwise awarded to (i) our principal executive officer; (ii) our principal financial officer; and (iii) our three most highly compensated executive officers (other than our principal executive officer and principal financial officer) serving at fiscal year-end 2013 (collectively referred to as the “named executive officers”) for services rendered to us, our subsidiaries or our affiliates, including KMI (collectively referred to as the KMI affiliated entities), during fiscal years 2013, 2012 and 2011, as applicable.  The amounts in the columns below represent the total compensation paid or awarded to the named executive officers by all the KMI affiliated entities, and as a result, the amounts are in excess of the compensation expense allocated to, recognized and paid by us for services rendered to us.

					(b)	(c)	(d)
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value	All Other Compensation	Total
Richard D. Kinder	2013	$1	$—	$—	$—	$—	$—	$1
Director, Chairman and	2012	1	—	—	—	—	—	1
Chief Executive Officer	2011	1	—	—	—	—	—	1

Kimberly A. Dang	2013	319,231	—	9,000,036(a)	900,000	13,465	196,807	10,429,539	(e)
Vice President and	2012	300,000	600,000	—	800,000	8,270	14,205	1,722,475
Chief Financial Officer	2011	300,000	175,000	—	625,000	8,280	13,330	1,121,610

Steven J. Kean	2013	150,000	—	30,000,001(a)	—	8,310	619,580	30,777,891	(e)
Director, President and	2012	300,000	600,000	—	1,200,000	8,409	15,063	2,123,472
Chief Operating Officer(f)	2011	300,000	—	—	1,250,000	8,469	15,028	1,573,497

Thomas A. Martin	2013	319,231	—	9,000,036(a)	900,000	13,445	197,665	10,430,377	(e)
Vice President and	2012	300,000	600,000		850,000	8,244	14,018	1,772,262
President, Natural Gas
Pipelines(g)

John W. Schlosser	2013	305,647	—	6,000,024(a)	475,000	13,589	136,393	6,930,653	(e)
Vice President and
President - Terminals(h)
____________

(a)
Restricted stock awards granted in 2013 were intended to provide long-term incentive compensation over an approximately six-year cliff-vesting period during which named executive officers are not expected to receive additional equity incentive grants. Amounts in this column reflect the grant date fair value of stock awards granted to each named executive officer under the Kinder Morgan, Inc. 2011 Stock Incentive Plan computed in accordance with FASB Codification Topic 718, “Compensation-Stock Compensation”.

(b)	Represents amounts paid according to the provisions of the Annual Incentive Plan then in effect. Amounts were earned in the fiscal year indicated but were paid in the next fiscal year.

(c)
Represents the 2013, 2012 and 2011, as applicable, change in the actuarial present value of accumulated defined pension benefit (including unvested benefits) according to the provisions of KMI’s Cash Balance Retirement Plan.

(d)
Amounts in 2012 and 2011 include value of contributions to the KMI Savings Plan (a 401(k) plan), value of group-term life insurance exceeding $50,000 and parking subsidy. Amounts in 2012 and 2011 representing the value of contributions to the KMI Savings Plan are $12,500, and $12,250 respectively. Amounts in 2013 include value of contributions to the KMI Savings Plan (a 401(k) plan), value of group-term life insurance exceeding $50,000 and dividend equivalents paid on unvested restricted stock. 2013 amounts are detailed in the table below:

Name	Company Contributions to the KMI Savings Plan	Value of Group-term Life Insurance Exceeding $50,000	Dividend Equivalents Paid on Unvested Restricted Stock	Total
Richard D. Kinder	$—	$—	$—	$—
Kimberly A. Dang	12,750	660	183,397	196,807
Steven J. Kean	7,500	759	611,321	619,580
Thomas A. Martin	12,750	1,518	183,397	197,665
John W. Schlosser	12,750	1,378	122,265	136,393

(e) Includes long-term incentive stock awards with approximately six-year cliff-vesting period. See note (a).
(f) Effective July 1, 2013, Mr. Kean’s salary was reduced to $1 per year.
(g) Mr. Martin was not a named executive officer during the year 2011.
(h) Mr. Schlosser was not a named executive officer during 2012 or 2011.

Grants of Plan-Based Awards

The following supplemental compensation table shows compensation details on the value of plan-based incentive awards granted during 2013 to our named executive officers. The table includes awards made during or for 2013. The information in the table under the caption “Estimated Future Payouts Under Non-Equity Annual Incentive Plan Awards” represents the threshold, target and maximum amounts payable under the KMI Annual Incentive Plan for performance in 2013. Amounts actually paid under that plan for 2013 are set forth in the Summary Compensation Table under the caption “Non-Equity Incentive Plan Compensation.” Information under the “Grant Date Fair Value of Restricted Stock” represents the July 2013 restricted stock grants to our named executive officers under KMI’s 2011 Stock Incentive Plan. These amounts are set forth in the Summary Compensation Table under the caption “Stock Awards”.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(a)			Stock Awards: Number of Shares of Restricted Stock(e)	Grant Date Fair Value of Restricted Stock
Name	Grant Date	Threshold(b)	Target(c)	Maximum (d)
Richard D. Kinder
Annual Incentive Plan(g)	N/A	$—	$—	$—
Restricted Stock(g)	N/A				—	$—
Kimberly A. Dang
Annual Incentive Plan	N/A	500,000	1,000,000	1,500,000
Restricted Stock	7/16/2013				226,416	9,000,036(f)
Steven J. Kean
Annual Incentive Plan(g)	N/A	—	—	—
Restricted Stock	7/16/2013				754,717	30,000,001(f)
Thomas A. Martin
Annual Incentive Plan	N/A	500,000	1,000,000	1,500,000
Restricted Stock	7/16/2013				226,416	9,000,036(f)
John W. Schlosser
Annual Incentive Plan	N/A	500,000	1,000,000	1,500,000
Restricted Stock	7/16/2013				150,944	6,000,024(f)
____________

(a)	See “—Compensation Discussion and Analysis—Elements of Compensation” and “—Possible Annual Cash Bonus (Annual Cash Incentive)” above for further discussion of these awards.

(b)	Represents the maximum bonus opportunity available to the executive officer if one of the financial performance objectives was met.

(c)	Represents the maximum bonus opportunity available to the executive officer if all of the financial performance objectives were met.

(d)	Represents the maximum bonus opportunity available to the executive officer if all of the financial performance objectives were exceeded by 10% or more.

(e)
Represents the number of shares of restricted stock granted in 2013 to the named executive officers. Ms. Dang’s and Messrs. Kean and Martin’s grants vest on July 16, 2019. Mr. Schlosser’s grant vests on March 1, 2019.

(f)
Restricted stock awards granted in 2013 were intended to provide long-term incentive compensation over an approximately six-year cliff-vesting period during which named executive officers are not expected to receive additional equity incentive grants. Represents the grant date fair value computed in accordance with FASB ASC Topic 718 of restricted stock granted to the named executive officers during 2013.

(g)	Declined to participate.

Outstanding Equity Awards at Fiscal Year-End
For each of the fiscal years 2011 and 2012, none of the named executive officers was awarded any stock options, restricted stock or similar stock-based awards, and we had no expectation of granting any such awards to the named executive officers while any of the Sponsor Investors held Class A shares. On December 26, 2012, the last of the Sponsor Investors converted its remaining Class A shares into Class P shares. As a result, in July 2013, each of the named executive officers (other than Mr. Kinder) received grants of restricted KMI stock, as detailed above.
Stock Vested

No stock awards to the named executive officers vested during 2013.

Risks Associated with Compensation Practices
KMGP Services Company, Inc., KMI and Kinder Morgan Canada Inc. employ all persons necessary for the operation of our business, and in our opinion, our compensation policies and practices for all persons necessary for the operation of our business do not create risks that are reasonably likely to have a material adverse effect on our business, financial position, results of operations or cash flows. Our belief is based on the fact that our employee compensation - primarily consisting of annual salaries and cash bonuses - is based on performance that does not reward risky behavior and is not tied to entering into transactions that pose undue risks to us.
Director Compensation
Compensation Committee Interlocks and Insider Participation.
Our compensation committee, comprised of Messrs. Ted A. Gardner, Gary L. Hultquist and Perry M. Waughtal, makes compensation decisions regarding our and KMGP’s executive officers. Mr. Kinder and Mr. Kean, who are our executive officers, and Mr. Street, who was an executive officer of ours, participated in the deliberations of our compensation committee concerning our executive officers’ 2013 compensation. None of the members of our compensation committee is or has been one of our officers or employees, and none of our executive officers served during 2013 on a board of directors or compensation committee of another entity which has employed any of the members of our board of directors or compensation committee.
Directors Fees
Awards under KMP’s Common Unit Compensation Plan for Non-Employee Directors serve as compensation for each of our three non-employee directors. This plan is described in Note 12, “-KMEP Common Unit Compensation Plan for Non-Employee Directors” of the notes to the consolidated financial statements contained in KMP’s Annual Report on Form 10-K for the year ended December 31, 2013, which is included in this filing as Exhibit 99.1 and incorporated herein by reference. Our Directors who are also employees of KMI (Messrs. Kinder and Kean) do not receive compensation in their capacity as directors.
The following table discloses the compensation earned by each of our non-employee directors for board service during fiscal year 2013. In addition, directors are reimbursed for reasonable expenses in connection with board meetings.

Name	Fees Earned or Paid in Cash	Common Unit Awards	All Other Compensation	Total
Ted A. Gardner	$180,000	$—	$—	$180,000
Gary L. Hultquist	180,000	—	—	180,000
Perry M. Waughtal	180,000	—	—	180,000
____________

The annual fees have been increased to $200,000 for 2014.

Compensation Committee Report

Throughout fiscal 2013, the compensation committee of our board of directors was comprised of three directors (Mr. Gardner, Mr. Hultquist and Mr. Waughtal), each of whom our board of directors has determined meets the criteria for independence under our governance guidelines and the NYSE rules.
The compensation committee has discussed and reviewed the above Compensation Discussion and Analysis for fiscal year 2013 with management. Based on this review and discussion, the compensation committee recommended to our board of directors, that this Compensation Discussion and Analysis be included in this annual report on Form 10-K for the fiscal year 2013.

Compensation Committee:

Ted A. Gardner
Gary L. Hultquist
Perry M. Waughtal

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information as of January 31, 2014, regarding (i) the beneficial ownership of KMP’s common and Class B units and our shares by each of our directors and those of KMGP, by each of the named executive officers identified in Item 11 “Executive Compensation” and by all our directors and executive officers as a group and (ii) the beneficial ownership of KMP’s common units, Class B units and our shares by all persons known by us to own beneficially at least 5% of such units or shares. Unless otherwise noted, the address of each person below is c/o Kinder Morgan Energy Partners, L.P., 1001 Louisiana Street, Suite 1000, Houston, Texas 77002.

Amount and Nature of Beneficial Ownership(a)
	Common Units		Class B Units		Kinder Morgan Management Shares
Name	Number of Units	Percent of Class(b)	Number of Units	Percent of Class(c)	Number of Shares	Percent of Class(d)
Richard D. Kinder(e)	333,774	*	—	—	332,088	*
Steven J. Kean	4,230	*	—	—	5,454	*
Ted A. Gardner	43,404	*	—	—	75,359	*
Gary L. Hultquist	500	*	—	—	—	—
Perry M. Waughtal(f)	46,918	*	—	—	91,024	*
Kimberly A. Dang	121	*	—	—	678	*
Thomas A. Martin	—	—	—	—	5,813	*
John W. Schlosser	—	—	—	—	—	—
Directors and Executive Officers as a group (13 persons)(g)	450,169	*	—	—	512,672	*
KMI(h)	22,287,455	7.12%	5,313,400	100.00%	15,934,516	12.71%
Kayne Anderson Capital Advisors, L.P. and Richard A. Kayne(i)	—	—	—	—	10,859,808	8.66%
____________
*  Less than 1%.

(a)	Except as noted otherwise, each beneficial owner has sole voting power and sole investment power over the units and shares listed.

(b)	As of January 31, 2014, KMP had 312,989,671 common units issued and outstanding.

(c)	As of January 31, 2014, KMP had 5,313,400 Class B units issued and outstanding.

(d)
Represents our limited liability company shares. As of January 31, 2014, we had 125,399,834 shares issued and outstanding, including four voting shares owned by KMGP. In all cases, KMP i-units will be voted in proportion to the affirmative and negative votes, abstentions and non-votes of owners of our shares. Through the provisions in KMP’s partnership agreement and our limited liability company agreement, the number of our outstanding shares, including voting shares owned by KMGP and the number of KMP i-units will at all times be equal.

(e)	Includes 7,879 KMP common units and 1,319 of our shares owned by Mr. Kinder’s spouse. Mr. Kinder disclaims all beneficial and pecuniary interest in these common units and shares.

(f)
Includes 18,641 of our shares held by a limited partnership, the general partner of which is owned 50% by Mr. Waughtal and 50% by his spouse and jointly controlled by Mr Waughtal and his spouse. Mr. Waughtal disclaims 99.5% of any beneficial and pecuniary interest in these shares.

(g)	See notes (e) and (f).

(h)	Includes KMP common units owned by KMI and its consolidated subsidiaries, including 1,724,000 KMP common units owned by KMGP.

(i)
As reported on the Schedule 13G/A filed February 5, 2014 by Kayne Anderson Capital Advisors, L.P. and Richard A. Kayne. Kayne Anderson Capital Advisors, L.P. reported that in regard to our shares, it had sole voting power over 0 shares, shared voting power over 10,859,808 shares, no sole disposition power over 0 shares and shared disposition power over 10,859,808 shares.  Mr. Kayne reports that in regard to our shares, he had sole voting power over 0 shares, shared voting power over 10,859,808 shares, sole disposition power over 0 shares and shared disposition power over 10,859,808 shares.  Kayne Anderson Capital Advisors, L.P.’s and Richard A. Kayne’s address is 1800 Avenue of the Stars, Second Floor, Los Angeles, California 90067.

Our board of directors and compensation committee previously established a minimum ownership requirement for members of the board with respect to KMP units, our shares or a combination thereof. As of December 31, 2013, one member of the board, Mr. Hultquist, did not satisfy this minimum ownership requirement. Effective February 6, 2014, the board, by unanimous consent, determined to provide a waiver of the minimum ownership requirement in the case of Mr. Hultquist until December 31, 2014, or such later date determined by the board.

The following table sets forth information as of January 31, 2014, regarding the beneficial ownership of KMI Class P shares by each of the directors of our general partner and us, by each of the named executive officers identified in Item 11 “Executive Compensation” and by all directors and executive officers as a group.

Amount and Nature of Beneficial Ownership(a)
	KMI Class P Shares
Name	Number of Shares	Percent of Class(b)
Richard D. Kinder(c)	242,700,835	23.55%
Steven J. Kean(d)	8,074,560	*
Ted A. Gardner(e)	200,000	*
Gary L. Hultquist	—	—
Perry M. Waughtal (f)	10,000	*
Kimberly A. Dang(g)	2,336,914	*
Thomas A. Martin(h)	1,110,240	*
John W. Schlosser	378,056	*
Directors and Executive Officers as a group (13 persons)(i)	256,140,652	24.85%
____________
*  Less than 1%.

(a)	Except as noted otherwise, each beneficial owner has sole voting power and sole investment power over the shares listed.

(b)	As of January 31, 2014, KMI had 1,030,677,290 Class P shares issued and outstanding.

(c)
Includes 40,467 Class P shares owned by Mr. Kinder’s wife. Mr. Kinder disclaims any and all beneficial or pecuniary interest in the Class P shares held by his wife. Also includes 11,072,258 Class P shares held by a limited partnership of which Mr. Kinder controls the voting and disposition power. Mr. Kinder disclaims 99% of any beneficial and pecuniary interest in these shares.

(d)
Includes 230,000 Class P shares held by a limited partnership. Mr. Kean is the sole general partner of the limited partnership, and two trusts of which family members of Mr. Kean are sole beneficiaries and Mr. Kean is sole trustee each own a 49.5% limited partner interest in the limited partnership. Mr. Kean disclaims beneficial ownership of the Class P shares held by the limited partnership except to the extent of his pecuniary interest therein. Also includes 625,000 Class P shares owned by a charitable foundation of which Mr. Kean is a member of the board of directors and shares voting and investment power.  Mr. Kean disclaims any beneficial ownership in these 625,000 shares.

(e)	Amount does not reflect warrants to purchase 180,000 Class P shares held by Mr. Gardner, which warrants are not currently exercisable based on current market prices for the Class P shares.

(f)
Includes 10,000 Class P shares held by a limited partnership, the general partner of which is owned 50% by Mr. Waughtal and 50% by his spouse and jointly controlled by Mr. Waughtal and his spouse. Mr. Waughtal disclaims 99.5% of any beneficial and pecuniary interest in these shares.

(g)
Includes 2,026,048 Class P shares held by a limited partnership of which Mrs. Dang controls the voting and disposition power. Mrs. Dang disclaims 10% of any beneficial and pecuniary interest in these shares. Amount does not reflect warrants to purchase 192 Class P shares held by Mrs. Dang which warrants are not currently exercisable based on current market prices for the Class P shares.

(h)
Includes 148,950 Class P shares held by a trust for the benefit of family members of Mr. Martin with respect to which Mr. Martin shares voting and disposition power. Mr. Martin disclaims any beneficial ownership in these shares.

(i)
See notes (c) through (h) above. Also includes 174,019 Class P shares held by limited partnerships, limited liability companies or trusts with respect to which executive officers have sole or shared voting or disposition power, but in respect of which Class P shares the executive officers disclaim all or a portion of any beneficial or pecuniary interest. Amount does not reflect warrants to purchase 1,600 Class P shares held by an executive officer, which warrants are not currently exercisable based on current market prices for the Class P shares.

Equity Compensation Plan Information

The following table sets forth information regarding our equity compensation plans as of December 31, 2013. Specifically, the table provides information regarding our Common Unit Compensation Plan for Non-Employee Directors, described in Note 12 to KMP’s consolidated financial statements included in KMP’s Annual Report on Form 10-K for the year ended December 31, 2013 and in this filing as Exhibit 99.1.

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
The maximum dollar amount of related party transactions that may be approved as described above in this paragraph in any calendar year is $1 million. Any related party transactions that would bring the total value of such transactions to greater than $1 million must be referred to the audit committee of the appropriate board of directors for approval or to determine the procedure for approval.
For more information regarding our related party transactions, see Note 4 “Business Activities and Related Party Transactions” of the accompanying notes to consolidated financial statements and Note 11 “Related Party Transactions” to the consolidated financial statements contained in KMP’s Annual Report on Form 10-K for the year ended December 31, 2013, which is included in this filing as Exhibit 99.1 and incorporated herein by reference.
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
The board has adopted governance guidelines for the board and charters for the audit committee, nominating and governance committee and compensation committee. The governance guidelines and the rules of the NYSE require that a majority of the directors be independent, as described in those guidelines, the committee charters and rules, respectively. Copies of the guidelines and committee charters are available on our Internet website at www.kindermorgan.com.
As described above, each of Mr. Gardner, Mr. Hultquist and Mr. Waughtal is also an independent director of KMGP. Further, each has no family relationship with any of our directors or executive officers, KMP or KMGP and each has no direct or indirect material interest in any transaction or proposed transaction required to be reported under Section 404(a) of Regulation S-K.
The board has affirmatively determined that Messrs. Gardner, Hultquist and Waughtal, who constitute a majority of the directors, are independent as described in our governance guidelines and the NYSE rules. In conjunction with all regular quarterly and certain special board meetings, these three non-management directors also meet in executive session without members of management. In January 2014, Mr Hultquist was elected for a one year term to serve as lead director to develop the agendas for and preside at these executive sessions of independent directors.

The governance guidelines and our audit committee charter, as well as the rules of the NYSE and the SEC, require that members of the audit committee satisfy independence requirements in addition to those above. The board has determined that all of the members of the audit committee are independent as described under the relevant standards.
Item 14. Principal Accounting Fees and Services.

The following sets forth fees billed for the audit and other services provided by PricewaterhouseCoopers LLP for the fiscal years ended December 31, 2013 and 2012 (in dollars):

	Year Ended December 31,
	2013	2012
Audit fees (a)	$169,371	$176,510
Total	$169,371	$176,510
___________

(a)
Includes fees for integrated audit of annual financial statements and internal control over financial reporting, reviews of the related quarterly financial statements and reviews of documents filed with the SEC.

All services rendered by PricewaterhouseCoopers LLP are permissible under applicable laws and regulations, and were pre-approved by our audit committee. Pursuant to the charter of our audit committee, the committee’s primary purposes include the following: (i) to select, appoint, engage, oversee, retain, evaluate and terminate our external auditors; (ii) to pre-approve all audit and non-audit services, including tax services, to be provided, consistent with all applicable laws, to us by our external auditors; and (iii) to establish the fees and other compensation to be paid to our external auditors. The audit committee has reviewed the external auditors’ fees for audit services for fiscal year 2013.
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
There were no fees for audit-related, tax or other non-audit services related to KMR for the years ended December 31, 2013 and 2012.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) (1) and (2) Financial Statements and Financial Statement Schedules

Reference is made to the index of financial statements and supplementary data under Item 8 in Part II.

The financial statements of Kinder Morgan Energy Partners, L.P., our equity method investee, are incorporated herein by reference from pages 106 through 185 of Kinder Morgan Energy Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2013, which is included in this filing as Exhibit 99.1 and incorporated herein by reference.

(3) Exhibits

Exhibit Number		Description
3.1*	—	Form of Certificate of Formation of the Company (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-55868) and incorporated by reference herein).
3.2*	—
Second Amended and Restated Limited Liability Company Agreement of the Company, as amended (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 30, 2007 and incorporated by reference herein).

3.3*	—
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

4.1*	—
Form of certificate representing shares of the Company (filed as Exhibit 4.3 to the Company’s Registration Statement on Form 8-A/A filed on July 24, 2002 (Commission File No. 1-16459) and incorporated by reference herein).

4.2*	—
Form of Purchase Provisions between the Company and Kinder Morgan, Inc. (included as Annex B to the Second Amended and Restated Limited Liability Company Agreement filed as Exhibit 3.2 hereto and incorporated by reference herein).

4.3*	—
Registration Rights Agreement dated May 18, 2001 among the Company, Kinder Morgan Energy Partners, L.P. and Kinder Morgan, Inc. (filed as Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (Commission File No. 1-16459) and incorporated by reference herein).

10.1*	—
Form of Tax Indemnity Agreement between the Company and Kinder Morgan, Inc. (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-55868) and incorporated by reference herein).

10.2*	—
Delegation of Control Agreement among Kinder Morgan Management, LLC, Kinder Morgan G.P., Inc. and Kinder Morgan Energy Partners, L.P. and its operating partnerships (filed as Exhibit 10.1 to the Kinder Morgan Energy Partners, L.P. June 30, 2001 Form 10-Q (Commission File No. 1-11234) and incorporated by reference herein).

10.3*	—
Amendment No. 1, dated as of July 20, 2007, to Delegation of Control Agreement dated May 18, 2001, among Kinder Morgan Management, LLC, Kinder Morgan G.P., Inc., and Kinder Morgan Energy Partners, L.P. and its operating limited partnership subsidiaries (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 20, 2007 and incorporated by reference herein).

10.4*	—	Kinder Morgan, Inc. 2011 Stock Incentive Plan (filed as Exhibit 10.1 to Kinder Morgan, Inc.’s March 31, 2011 Form 10-Q (File No. 1-35081) (the “KMI 10-Q”)).
10.5*	—	Form of Restricted Stock Agreement (filed as Exhibit 10.2 to the KMI 10-Q).
10.6*	—	Kinder Morgan, Inc. Employee Stock Purchase Plan (filed as Exhibit 10.5 to the KMI 10-Q).
10.7*	—	Kinder Morgan, Inc. Annual Incentive Plan (filed as Exhibit 10.6 to the KMI 10-Q).
21.1	—	List of Subsidiaries.
23.1	—	Consent of PricewaterhouseCoopers LLP.
31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number		Description
31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	—	Kinder Morgan Energy Partners, L.P. Annual Report on Form 10-K for the year ended December 31, 2013.
101	—
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) our Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011; (ii) our Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011; (iii) our Consolidated Balance Sheets as of December 31, 2013 and 2012; (iv) our Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011; (v) our Consolidated Statements of Shareholders’ Equity as of and for the years ended December 31, 2013, 2012 and 2011; and (vi) the notes to our Consolidated Financial Statements.

__________
* Asterisk indicates exhibits incorporated by reference as indicated; all other exhibits are filed herewith, except as noted otherwise.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KINDER MORGAN MANAGEMENT, LLC (Registrant)
		By	/s/ KIMBERLY A. DANG
Kimberly A. Dang Vice President and Chief Financial Officer (principal financial and accounting officer)
Date:	February 19, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities set forth below and as of the date set forth above.

Signature	Title	Date

/s/ KIMBERLY A. DANG	Vice President and Chief Financial Officer	February 19, 2014
Kimberly A. Dang	(principal financial and accounting officer)

/s/ RICHARD D. KINDER	Director, Chairman and Chief Executive Officer	February 19, 2014
Richard D. Kinder	(principal executive officer)

/s/ TED A. GARDNER	Director	February 19, 2014
Ted A. Gardner

/s/ GARY L. HULTQUIST	Director	February 19, 2014
Gary L. Hultquist

/s/ PERRY M. WAUGHTAL	Director	February 19, 2014
Perry M. Waughtal

/s/ STEVEN J. KEAN	Director, President and Chief Operating Officer	February 19, 2014
Steven J. Kean