Form 10-Q
period 2014-03-31
KINDER MORGAN MANAGEMENT LLC
filed 2014-04-29
CIK 1135017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

F O R M 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

The number of shares outstanding for each of the registrant’s classes of common equity, as of April 28, 2014 was four voting shares and 127,637,088 listed shares.

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

Common Industry and Other Terms

ASU	=	Accounting Standard Update	GAAP	=	United States Generally Accepted Accounting Principles
CO2	=	carbon dioxide	LLC	=	limited liability company
FASB	=	Financial Accounting Standards Board	SEC	=	United States Securities and Exchange Commission
FTC	=	Federal Trade Commission

Kinder Morgan Management, LLC Form 10-Q

Information Regarding Forward-Looking Statements

This report includes forward-looking statements. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. They use words such as “anticipate,” “believe,” “intend,” “plan,” “projection,” “forecast,” “strategy,” “position,” “continue,” “estimate,” “expect,” “may,” or the negative of those terms or other variations of them or comparable terminology. In particular, statements expressed or implied concerning future actions, conditions or events, future operating results or the ability to generate sales, income or cash flow, or to pay dividends or to make distributions are forward-looking statements. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Future actions, conditions or events and future results of our operations and those of KMP may differ materially from those expressed in these forward-looking statements. Please see “Information Regarding Forward-Looking Statements” for KMP included in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2014. Many of the factors that will determine these results are beyond our ability to control or predict.

See “Information Regarding Forward-Looking Statements” and Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 (2013 Form 10-K) for a more detailed description of factors that may affect the forward-looking statements. When considering forward-looking statements, one should keep in mind the risk factors described in our 2013 Form 10-K and the KMP Annual Report on Form 10-K for the year ended December 31, 2013 (KMP 2013 Form 10-K.) The risk factors could cause our actual results to differ materially from those contained in any forward-looking statement. Because of these risks and uncertainties, you should not place undue reliance on any forward-looking statement. We plan to provide updates to projections included in this report when we believe previously disclosed projections no longer have a reasonable basis.

Kinder Morgan Management, LLC Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(In millions except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Equity in earnings of Kinder Morgan Energy Partners, L.P.	$83	$110
Income tax expense	32	41

Net income	$51	$69

Earnings per share
Basic and diluted	$0.40	$0.59

Number of shares used in computing earnings per share
Basic and diluted	127	116

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net income	$51	$69
Other comprehensive (loss) income, net of tax
Change in fair value of derivatives utilized for hedging purposes (net of tax benefit of $3 and $2, respectively)	(6)	(4)
Reclassification of change in fair value of derivatives to net income (net of tax (expense) benefit of $(1), and $-, respectively)	2	(1)
Foreign currency translation adjustments (net of tax benefit of $5 and $2, respectively)	(9)	(5)
Total other comprehensive loss	(13)	(10)
Comprehensive income	$38	$59

The accompanying notes are an integral part of these consolidated financial statements.

Kinder Morgan Management, LLC Form 10-Q

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In millions except shares)

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets
Accounts receivable – affiliated party	$14	$10
Other current assets	1	1
Total current assets	15	11

Investment in Kinder Morgan Energy Partners, L.P.	4,150	4,081

Total Assets	$4,165	$4,092

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$3	$3
Other current liabilities	12	8
Total current liabilities	15	11

Deferred income taxes	98	73

Total Liabilities	113	84

Shareholders’ Equity
Voting shares – unlimited authorized; 4 voting shares issued and outstanding	—	—
Listed shares – unlimited authorized; 127,637,088 and 125,323,730 listed shares issued and outstanding, respectively	6,288	6,113
Retained deficit	(2,226)	(2,108)
Accumulated other comprehensive (loss) income	(10)	3
Total Shareholders’ Equity	4,052	4,008

Total Liabilities and Shareholders’ Equity	$4,165	$4,092

The accompanying notes are an integral part of these consolidated financial statements.

Kinder Morgan Management, LLC Form 10-Q

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash Flows From Operating Activities
Net income	$51	$69
Adjustments to reconcile net income to net cash flows from operating activities
Deferred income taxes	32	41
Equity in earnings of Kinder Morgan Energy Partners, L.P.	(83)	(110)
Changes in components of working capital
Accounts receivable – affiliated party	(4)	(3)
Other current assets	—	(1)
Accounts payable	—	(1)
Other current liabilities	4	5
Net Cash Provided by Operating Activities	—	—

Cash Flows From Investing Activities
Purchase of i-units of Kinder Morgan Energy Partners, L.P.	(6)	—
Net Cash Used in Investing Activities	(6)	—

Cash Flows From Financing Activities
Shares issued	6	—
Net Cash Provided by Financing Activities	6	—

Net Increase in Cash and Cash Equivalents	—	—
Cash and Cash Equivalents, beginning of period	—	—
Cash and Cash Equivalents, end of period	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Kinder Morgan Management, LLC Form 10-Q

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions, except share data)
(Unaudited)

	Three Months Ended
	March 31, 2014		March 31, 2013
	Shares	Amount	Shares	Amount
Voting Shares
Beginning Balance	4	$—	3	$—
Share distributions	—	—	1	—
Ending Balance	4	—	4	—

Listed Shares
Beginning Balance	125,323,730	6,113	115,118,335	5,201
Share distributions	2,237,258	169	1,804,595	148
Share issuances	76,100	6	—	—
Tax impact of KMI drop-down to KMP (Note 3)	—	—	—	26
Ending Balance	127,637,088	6,288	116,922,930	5,375

Retained Deficit
Beginning Balance		(2,108)		(1,755)
Net income		51		69
Share distributions		(169)		(148)
Ending Balance		(2,226)		(1,834)

Accumulated Other Comprehensive (Loss) Income (net of tax)
Beginning Balance		3		18
Changes in accumulated other comprehensive (loss) income		(13)		(10)
Ending Balance		(10)		8

Total Shareholders’ Equity	127,637,092	$4,052	116,922,934	$3,549

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

We have prepared our accompanying unaudited consolidated financial statements under the rules and regulations of the SEC. These rules and regulations conform to the accounting principles contained in the FASB’s Accounting Standards Codification. Under such rules and regulations, all significant intercompany items have been eliminated in consolidation. Additionally, we have condensed or omitted certain information and notes normally included in financial statements prepared in conformity with the codification. We believe, however, that our disclosures are adequate to make the information presented not misleading.

Our accompanying unaudited consolidated financial statements reflect normal adjustments, and also recurring adjustments that are, in the opinion of management, necessary for a fair statement of our financial results for the interim periods, and certain amounts from prior periods have been reclassified to conform to the current presentation. Interim results are not necessarily indicative of results for a full year; accordingly, you should read these interim consolidated financial statements in conjunction with our consolidated financial statements and related notes included in our 2013 Form 10-K. For additional information, see the KMP 2013 Form 10-K and KMP’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

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

Effective March 1, 2013, KMP acquired from KMI the remaining 50% ownership interest it did not already own in both EPNG and the El Paso midstream assets or Kinder Morgan Altamont LLC (formerly, El Paso Midstream Investment Company, L.L.C.), which we refer to in this report as the midstream assets, for an aggregate consideration of approximately $1.7 billion (including KMP’s proportional share of assumed debt borrowings as of March 1, 2013). In this report, we refer to this acquisition of assets by KMP from KMI as the March 2013 drop-down transaction and the combined group of assets acquired by KMP from KMI as the March 2013 drop-down asset group. KMP acquired its initial 50% ownership interest in the midstream assets from an investment vehicle affiliated with Kohlberg Kravis Roberts and Co. L.P. effective June 1, 2012.

KMI acquired all of the assets included in the drop-down asset group as part of its May 25, 2012 acquisition of El Paso Corporation. KMI accounted for its acquisition of the drop-down asset group under the acquisition method of accounting, and KMP accounted for the drop-down transaction as a combination of entities under common control. Accordingly, the KMP information in Note 5 has been prepared to reflect the transfer of EPNG and the remaining 50% of ownership interests in the midstream assets from KMI to KMP as if such transfers had taken place on the date when EPNG and the midstream assets met the accounting requirements for entities under common control-May 25, 2012 for EPNG and June 1, 2012 for the midstream assets. Specifically, KMP (i) consolidates its now 100% investments in the drop-down asset group as of the effective dates of common control, recognizing the acquired assets and assumed liabilities at KMI’s carrying value (including all of KMI’s purchase accounting adjustments); (ii) recognized any difference between its purchase price and the carrying value of the net assets it acquired as an adjustment to its Partners’ Capital (specifically, as an adjustment to its general partner’s and its noncontrolling interests’ capital interests); and (iii) retrospectively adjusted its consolidated financial statements, for any date after the effective dates of common control.

Kinder Morgan Management, LLC Form 10-Q

Additionally, because KMI both controls KMP and consolidates KMP’s financial statements into its consolidated financial statements as a result of its ownership of KMP’s general partner, KMP fully allocated to its general partner (i) the earnings of the drop-down asset group for the periods beginning on the effective dates of common control (described above) and ending March 1, 2013 and (ii) incremental severance expense related to KMI’s acquisition of El Paso Corporation and allocated to KMP from KMI. These amounts are reported in “General Partner’s interest in pre-acquisition income from operations and severance expense of March 2013 drop-down asset group” in Note 5. The severance expense allocated to KMP was associated with the drop-down asset group; however, KMP does not have any obligation to, nor did KMP pay any amounts related to this expense.

For all periods beginning after the acquisition date of March 1, 2013, KMP allocated its earnings (including the earnings from the drop-down asset group) to all of its partners according to its partnership agreements.

Accounting for Investments in KMP

We use the equity method of accounting for our investment in KMP, a publicly traded limited partnership, with its common units traded on the New York Stock Exchange under the symbol “KMP.” We record, in the period in which it is earned, our share of the earnings of KMP attributable to the i-units we own.  We receive distributions from KMP in the form of additional i-units, which increase the number of i-units we own.  We issue additional shares (or fractions thereof) to our existing shareholders in an amount equal to the additional i-units received from KMP. At March 31, 2014, through our ownership of KMP i-units, we owned approximately 28.1% of all of KMP’s outstanding limited partner interests.

2.   Earnings per Share

Both basic and diluted earnings per share are computed based on the weighted-average number of shares outstanding during each period, adjusted for share splits. There are no securities outstanding that may be converted into or exercised for shares.

3.  Capitalization

As discussed above in Note 1, KMI completed the March 2013 drop-down transaction with KMP during the first quarter of 2013. This transaction was treated as an intercompany transfer of assets between KMI (an affiliate and shareholder of us) and KMP. Our and KMI’s accounting policy is to apply the look-through method of recording deferred taxes on the outside book tax basis difference in its investments without regard to non-deductible goodwill. The adjustment to our deferred tax liability as a result of the intercompany transaction (including the associated transfer of non-deductible goodwill to KMP) is reflected as an offset to our shareholders’ equity. As a result of this transaction, we recorded a decrease to our deferred tax liability and offsetting increase to our shareholders equity in the amount of $26 million.

On May 4, 2012, we entered into an equity distribution agreement with Credit Suisse Securities (USA) LLC (Credit Suisse). Pursuant to the provisions of the equity distribution agreement, we may sell from time to time through Credit Suisse, as our sales agent, our shares having an aggregate offering amount of up to $500 million. During the three months ended March 31, 2014, we issued 76,100 of our shares pursuant to our equity distribution agreement with Credit Suisse. We received net proceeds of $6 million from the issuance of these shares and we used the proceeds to purchase additional KMP i-units.
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

Kinder Morgan Management, LLC Form 10-Q

Share Distributions

Under the terms of our LLC agreement, except in connection with our liquidation, we do not pay distributions on our shares in cash but instead make distributions on our shares in additional shares or fractions of shares. At the same time KMP makes a distribution on its common units and i-units, we distribute on each of our shares that fraction of a share determined by dividing the amount of the cash distribution to be made by KMP on each common unit by the average closing market price of a share determined for the ten-trading day period ending on the trading day immediately prior to the ex-dividend date for our shares. The following table presents share distributions we have paid or declared in the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,
	2014	2013
Equivalent distribution value per share declared for the period(a)	$1.38	$1.30
Total number of additional shares declared for the period(b)	2,386,814	1,726,952
Equivalent distribution value per share paid in the period(a)	$1.36	$1.29
Total number of additional share distributions paid in the period(b)	2,237,258	1,804,596
__________

(a)
This is the cash distribution for each KMP common unit declared for the period or paid in the period, as applicable, indicated and is used to calculate our distribution of shares as discussed above. Because of this calculation, the market value of the shares distributed on the date of distribution may be less or more than the cash distribution per common unit of KMP.

(b)
Three months ended March 31, 2014 includes a share distribution declared on April 16, 2014, payable on May 15, 2014 to shareholders of record as of April 30, 2014. This share distribution of 0.018700 shares per outstanding share (2,386,814 total shares) was determined by dividing $1.38, the cash amount to be distributed per KMP common unit by $73.796, the average of our shares’ closing market prices from April 11-25, 2014, the ten consecutive trading days preceding the date on which our shares began to trade ex-dividend under the rules of the New York Stock Exchange.

4.   Business Activities and Related Party Transactions

We do not receive a fee for our services under the delegation of control agreement, nor do we receive any margin or profit when we are reimbursed for expenses incurred. We incurred, on behalf of KMP, approximately $94 million and $82 million of expenses during the three months ended March 31, 2014 and 2013, respectively. The expense reimbursements by KMP to us are accounted for as a reduction to the expense incurred by us. At March 31, 2014 and December 31, 2013, $14 million and $10 million, respectively, primarily receivables from KMP, are recorded in the caption “Accounts receivable – affiliated party” in the accompanying interim consolidated balance sheets.

One of our affiliates provides, and incurs expense with respect to, payroll and related services to KMP. These expenses are reimbursed by KMP at cost. These expenses totaled approximately $125 million and $122 million during the three months ended March 31, 2014 and 2013, respectively.

Kinder Morgan Management, LLC Form 10-Q

5.   Summarized Income Statement Information for KMP

Following is summarized income statement information for KMP (in millions).

	Three Months Ended March 31,
	2014	2013
Revenues	$3,652	$2,661
Operating costs, expenses and other	2,719	1,877
Operating income	$933	$784

Net income(a)	$754	$792

Net income attributable to KMP	746	783

General Partner’s interest in pre-acquisition income from operations and severance expense of March 2013 drop-down asset group	(5)	17
Remaining General Partner’s interest in income from continuing operations	452	402

Limited Partners’ interest in net income	299	364
____________

(a)
The three month 2013 amount includes (i) an increase of $62 million attributable to KMP’s drop-down asset group for periods prior to its acquisition date of March 1, 2013 and (ii) a $141 million after-tax gain from the sale of KMP’s equity and debt investments in the Express pipeline system.

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

Income taxes included in our interim consolidated statements of income are as follows (in millions, except percentages):

	Three Months Ended March 31,
	2014	2013
Income tax expense	$32	$41
Effective tax rate	38.6%	37.3%

For the three months ended March 31, 2014 and 2013, our effective tax rate was higher than the statutory federal rate of 35% primarily due to a decrease in our share of non-deductible goodwill associated with our investment in KMP and state income taxes.

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

On November 29, 2012, the Court issued a Notice of Tentative Rulings on the parties’ summary adjudication motions.  The Court tentatively granted our partial motions for summary judgment on the City’s claims for water and real estate damages and the State’s claims for violations of California Business and Professions Code § 17200, tentatively denied the City’s motion for summary judgment on its claims of liability for nuisance and trespass, and tentatively granted our cross motion for summary judgment on such claims.  On January 25, 2013, the Court rendered judgment in favor of all defendants on all claims asserted by the City.

On February 20, 2013, the City of San Diego filed a notice of appeal of this case to the U.S. Court of Appeals for the Ninth Circuit.  The appeal is currently pending.

This site has been, and currently is, under the regulatory oversight and order of the California Regional Water Quality Control Board (RWQCB).  SFPP continues to conduct an extensive remediation effort at the City’s stadium property site.

On May 7, 2013, the City of San Diego filed a writ of mandamus to the California Superior Court seeking an order from the Court setting aside the RWQCB’s approval of our permit request to increase the discharge of water from our groundwater treatment system to the City of San Diego’s municipal storm sewer system. KMP is coordinating with the RWQCB to oppose the City’s writ.

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

Kinder Morgan Management, LLC Form 10-Q

Results of Operations

Our results of operations consist of the offsetting expenses and receipts associated with our managing and controlling the business and affairs of KMP and our equity in the earnings of KMP attributable to the i-units we own. At March 31, 2014, through our ownership of i-units, we owned approximately 28.1% of all of KMP’s outstanding limited partner interests. We use the equity method of accounting for our investment in KMP and record earnings as described below. Our percentage ownership in KMP changes over time upon the distribution of additional i-units to us or upon issuances of additional common units or other equity securities by KMP.

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

Following is summarized income statement information and segment earnings contribution by business segment for KMP. This information should be read in conjunction with the KMP 2013 Form 10-K, and the KMP Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

KMP

	Three Months Ended
	March 31,
	2014	2013
	(In millions)
Segment earnings before depreciation, depletion, amortization expense and amortization of excess cost of equity investments(a)
Natural Gas Pipelines(b)	$719	$557
CO2	363	342
Products Pipelines	208	185
Terminals	214	186
Kinder Morgan Canada(c)	48	193
Total segment earnings before depreciation, depletion, amortization expense and amortization of excess cost of equity investments	1,552	1,463
Depreciation, depletion and amortization	(401)	(328)
Amortization of excess cost of equity investments	(3)	(2)
General and administrative expense	(153)	(134)
Interest expense, net of unallocable interest income	(239)	(202)
Unallocable income tax expense	(2)	(3)
Income from continuing operations	754	794
Loss from discontinued operations	—	(2)
Net income	754	792
Net income attributable to noncontrolling interests	(8)	(9)
Net income attributable to KMP	$746	$783

General Partner’s interest in pre-acquisition income from operations and severance expense of March 2013 drop-down asset group	$(5)	$17
Remaining General Partner’s interest in income from continuing operations	452	402
Limited Partners’ interest in net income	299	364
___________

(a)	Includes revenues, earnings from equity investments, allocable interest income and other, net, less operating expenses, allocable income taxes and other income, net.  Operating expenses include natural gas purchases and other costs of sales, operations and maintenance expenses, and taxes, other than income taxes.

Kinder Morgan Management, LLC Form 10-Q

(b)	2013 amount includes an increase of $62 million attributable to KMP’s drop-down asset group for periods prior to its acquisition date of March 1, 2013.

(c)	2013 amount includes a $141 million, net of tax, gain from the sale of KMP’s equity and debt investments in the Express pipeline system.

For the three months ended March 31, 2014 and 2013, KMP reported limited partners’ interest in net income of $299 million and $364 million. We reported net income for the three months ended March 31, 2014 and 2013 of $51 million and $69 million, respectively.

Our net income for the three months ended March 31, 2013 includes an increase of $27 million, net of tax, which relates to our share of KMP’s $141 million, net of tax, gain from the sale of its equity and debt investments in the Express pipeline system.
Liquidity and Capital Resources

Our authorized capital structure consists of two classes of interests: (1) our listed shares and (2) our voting shares, collectively referred to in this document as our “shares.” Additional classes of interests may be approved by our board and holders of a majority of our shares, excluding shares held by KMI and its affiliates.

The number of our shares outstanding will at all times equal the number of i-units of KMP outstanding, all of which we own. Under the terms of our LLC agreement, except in connection with our liquidation, we do not pay cash distributions on our shares in cash but we make distributions on our shares in additional shares or fractions of shares. At the same time KMP makes a distribution on its common units and i-units, we distribute on each of our shares that fraction of a share determined by dividing the amount of the cash distribution to be made by KMP on each common unit by the average closing market price of a share determined for a ten-trading day period ending on the trading day immediately prior to the ex-dividend date for our shares. See Note 3 of the accompanying notes to consolidated financial statements for further discussion of our share distribution activity.

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

Item 4.  Controls and Procedures.

As of March 31, 2014, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There has been no change in our internal control over financial reporting during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Kinder Morgan Management, LLC Form 10-Q

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.
See Note 7 “Legal Proceedings” to our consolidated financial statements.

Item 1A. Risk Factors.

There have been no material changes in or additions to the risk factors disclosed in Part I, Item 1A “Risk Factors” in our 2013 Form 10-K.

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
101 —
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) our Consolidated Statements of Income for the three months ended March 31, 2014 and 2013; (ii) our Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and 2013; (iii) our Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013; (iv) our Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013; (v) our Consolidated Statements of Shareholders Equity for the three months ended March 31, 2014 and 2013; and (vi) the notes to our Consolidated Financial Statements.

Kinder Morgan Management, LLC Form 10-Q

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	KINDER MORGAN MANAGEMENT, LLC,
(registrant)

April 29, 2014	By:	/s/ Kimberly A. Dang
Kimberly A. Dang Vice President and Chief Financial Officer (principal financial and accounting officer)