Form 10-Q
period 2014-06-30
KINDER MORGAN MANAGEMENT LLC
filed 2014-07-29
CIK 1135017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

F O R M 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

The number of shares outstanding for each of the registrant’s classes of common equity, as of July 25, 2014 was four voting shares and 131,281,762 listed shares.

DOCUMENTS INCORPORATED BY REFERENCE

Quarterly Report on Form 10-Q of Kinder Morgan Energy Partners, L.P. for the quarter ended June 30, 2014.

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

Kinder Morgan Management, LLC Form 10-Q

Information Regarding Forward-Looking Statements

This report includes forward-looking statements. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. They use words such as “anticipate,” “believe,” “intend,” “plan,” “projection,” “forecast,” “strategy,” “position,” “continue,” “estimate,” “expect,” “may,” or the negative of those terms or other variations of them or comparable terminology. In particular, statements expressed or implied concerning future actions, conditions or events, future operating results or the ability to generate sales, income or cash flow, or to pay dividends or to make distributions are forward-looking statements. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Future actions, conditions or events and future results of our operations and those of KMP may differ materially from those expressed in these forward-looking statements. Please see “Information Regarding Forward-Looking Statements” for KMP included in its Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, included in this filing as Exhibit 99.1 and incorporated herein by reference. Many of the factors that will determine these results are beyond our ability to control or predict.

See “Information Regarding Forward-Looking Statements” and Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 (2013 Form 10-K) for a more detailed description of factors that may affect the forward-looking statements. When considering forward-looking statements, one should keep in mind the risk factors described in our 2013 Form 10-K and the KMP Annual Report on Form 10-K for the year ended December 31, 2013 (KMP 2013 Form 10-K). The risk factors could cause our actual results to differ materially from those contained in any forward-looking statement. Because of these risks and uncertainties, you should not place undue reliance on any forward-looking statement. We plan to provide updates to projections included in this report when we believe previously disclosed projections no longer have a reasonable basis.

Kinder Morgan Management, LLC Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(In millions except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Equity in earnings of Kinder Morgan Energy Partners, L.P.	$53	$161	$136	$271
Income tax expense	15	86	47	127

Net income	$38	$75	$89	$144

Earnings per share
Basic and diluted	$0.29	$0.63	$0.70	$1.23

Number of shares used in computing earnings per share
Basic and diluted	129	118	128	117

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$38	$75	$89	$144
Equity in other comprehensive loss of Kinder Morgan Energy Partners L.P., net of tax benefit of $1, $2, $8, and $6 million, respectively	(2)	(1)	(15)	(11)
Comprehensive income	$36	$74	$74	$133

The accompanying notes are an integral part of these consolidated financial statements.

Kinder Morgan Management, LLC Form 10-Q

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In millions, except shares)

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets
Accounts receivable – affiliated party	$12	$10
Other current assets	1	1
Total current assets	13	11

Investment in Kinder Morgan Energy Partners, L.P.	4,291	4,081

Total Assets	$4,304	$4,092

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$4	$3
Other current liabilities	9	8
Total current liabilities	13	11

Deferred income taxes	106	73

Total Liabilities	119	84

Commitments and contingencies (Note 7)

Shareholders’ Equity
Voting shares – unlimited authorized; 4 voting shares issued and outstanding	—	—
Listed shares – unlimited authorized; 131,281,762 and 125,323,730 listed shares issued and outstanding, respectively	6,557	6,113
Retained deficit	(2,360)	(2,108)
Accumulated other comprehensive (loss) income	(12)	3
Total Shareholders’ Equity	4,185	4,008

Total Liabilities and Shareholders’ Equity	$4,304	$4,092

The accompanying notes are an integral part of these consolidated financial statements.

Kinder Morgan Management, LLC Form 10-Q

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash Flows From Operating Activities
Net income	$89	$144
Adjustments to reconcile net income to net cash flows from operating activities
Deferred income taxes	47	127
Equity in earnings of Kinder Morgan Energy Partners, L.P.	(136)	(271)
Changes in components of working capital
Accounts receivable – affiliated party	(2)	(2)
Other current assets	—	(1)
Accounts payable	1	—
Other current liabilities	1	3
Net Cash Provided by Operating Activities	—	—

Cash Flows From Investing Activities
Purchase of i-units of Kinder Morgan Energy Partners, L.P.	(97)	(73)
Net Cash Used in Investing Activities	(97)	(73)

Cash Flows From Financing Activities
Proceeds from issuance of shares	97	73
Net Cash Provided by Financing Activities	97	73

Net Increase in Cash and Cash Equivalents	—	—
Cash and Cash Equivalents, beginning of period	—	—
Cash and Cash Equivalents, end of period	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Kinder Morgan Management, LLC Form 10-Q

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions, except shares)
(Unaudited)

	Six Months Ended
	June 30, 2014		June 30, 2013
	Shares	Amount	Shares	Amount
Voting Shares
Beginning Balance	4	$—	3	$—
Share distributions	—	—	1	—
Ending Balance	4	—	4	—

Listed Shares
Beginning Balance	125,323,730	6,113	115,118,335	5,201
Share distributions	4,624,072	341	3,531,547	299
Share issuances	1,333,960	97	860,600	73
Tax impact of KMI drop-down to KMP (Note 3)	—	—	—	26
Tax impact of KMP Acquisition of Copano (Note 3)	—	6	—	63
Ending Balance	131,281,762	6,557	119,510,482	5,662

Retained Deficit
Beginning Balance		(2,108)		(1,755)
Net income		89		144
Share distributions		(341)		(299)
Ending Balance		(2,360)		(1,910)

Accumulated Other Comprehensive (Loss) Income (net of tax)
Beginning Balance		3		18
Changes in accumulated other comprehensive loss		(15)		(11)
Ending Balance		(12)		7

Total Shareholders’ Equity	131,281,766	$4,185	119,510,486	$3,759

The accompanying notes are an integral part of these consolidated financial statements.

Kinder Morgan Management, LLC Form 10-Q

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.   General

Organization

Kinder Morgan Management, LLC is a publicly traded Delaware LLC that was formed on February 14, 2001. We are a limited partner of KMP, a publicly traded limited partnership whose common units are traded on the New York Stock Exchange under the symbol “KMP,” through our ownership of all of KMP’s i-units. KMGP, which is indirectly wholly owned by KMI, is the general partner of KMP and owns all of our voting shares. KMGP, pursuant to a delegation of control agreement among us, KMGP and KMP, has delegated to us, to the fullest extent permitted under Delaware law and KMP’s limited partnership agreement, all of its rights and powers to manage and control the business and affairs of KMP, subject to KMGP’s right to approve specified actions. Our success is dependent upon our operation and management of KMP and its resulting performance. See Note 5 for summarized income statement information for KMP.

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

Our accompanying unaudited consolidated financial statements reflect normal adjustments, and also recurring adjustments that are, in the opinion of management, necessary for a fair statement of our financial results for the interim periods, and certain amounts from prior periods have been reclassified to conform to the current presentation. Interim results are not necessarily indicative of results for a full year; accordingly, you should read these interim consolidated financial statements in conjunction with our consolidated financial statements and related notes included in our 2013 Form 10-K. For additional information, see the KMP 2013 Form 10-K and KMP’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, included in this filing as Exhibit 99.1 and incorporated herein by reference.

Significant KMP Transactions

On May 1, 2013, KMP completed the acquisition of Copano, for a total purchase price of approximately $5.2 billion, including the assumption of debt and all other liabilities. It was a 100% unit for unit transaction with an exchange ratio of 0.4563 KMP common units for each Copano common unit. Copano, a midstream natural gas company with operations primarily in Texas, Oklahoma and Wyoming, provides comprehensive services to natural gas producers, including natural gas gathering, processing and treating and natural gas liquids fractionation.

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

KMI acquired all of the assets included in the drop-down asset group as part of its May 25, 2012 acquisition of El Paso Corporation. KMI accounted for its acquisition of the drop-down asset group under the acquisition method of accounting, and KMP accounted for the drop-down transaction as a combination of entities under common control. Accordingly, the KMP information in Note 5 has been prepared to reflect the transfer of EPNG and the remaining 50% of ownership interests in the midstream assets from KMI to KMP as if such transfers had taken place on the date when EPNG and the midstream assets met the accounting requirements for entities under common control - May 25, 2012 for EPNG and June 1, 2012 for the midstream assets. Specifically, KMP (i) consolidates its now 100% investments in the drop-down asset group as of the effective dates of common control, recognizing the acquired assets and assumed liabilities at KMI’s carrying value (including all of KMI’s purchase accounting adjustments); (ii) recognized any difference between its purchase price and the carrying value of the net assets it acquired as an adjustment to its Partners’ Capital (specifically, as an adjustment to its general partner’s and its noncontrolling interests’ capital interests); and (iii) retrospectively adjusted its consolidated financial statements, for any date after the effective dates of common control.

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

For all periods beginning after the acquisition date of March 1, 2013, KMP allocated its earnings (including the earnings from the drop-down asset group) to all of its partners according to its partnership agreement.

Investments in KMP

We use the equity method of accounting for our investment in KMP. We record, in the period in which it is earned, our share of the earnings of KMP attributable to the i-units we own.  We receive distributions from KMP in the form of additional i-units, which increase the number of i-units we own.  We issue additional shares (or fractions thereof) to our existing shareholders in an amount equal to the additional i-units received from KMP. At June 30, 2014, through our ownership of KMP i-units, we owned approximately 28.4% of all of KMP’s outstanding limited partner interests.

2.   Earnings per Share

Both basic and diluted earnings per share are computed based on the weighted-average number of shares outstanding during each period, adjusted for share splits. There are no securities outstanding that may be converted into or exercised for shares.

3.  Capitalization

As discussed above in Note 1, KMI completed the March 2013 drop-down transaction with KMP during the first quarter of 2013 and during the second quarter of 2013, KMP acquired Copano. The March 2013 drop-down transaction was treated as an intercompany transfer of assets between KMI (an affiliate and shareholder of us) and KMP. The second quarter KMP acquisition of Copano in a unit for unit transaction with an exchange ratio of 0.4563 KMP common units for each Copano common unit resulted in KMP recording approximately $1.1 billion of nondeductible goodwill. Our and KMI’s accounting policy is to apply the look-through method of recording deferred taxes on the outside book tax basis difference in its investments without regard to nondeductible goodwill. The adjustments to our deferred tax liability as a result of (i) the intercompany transaction (including the associated transfer of nondeductible goodwill to KMP); and (ii) the increase in KMP’s nondeductible goodwill during the measurement period related to the Copano acquisition, are reflected as offsets to our shareholders’ equity. As a result of these two transactions, we have recorded decreases to our deferred tax liability and offsetting increases to our shareholders’ equity in the amounts of $6 million in the three and six months ended June 30, 2014, and $63 million and $89 million in the three and six months ended June 30, 2013, respectively.

On May 4, 2012, we entered into an equity distribution agreement with Credit Suisse Securities (USA) LLC (Credit Suisse). Pursuant to the provisions of the equity distribution agreement, we may sell from time to time through Credit Suisse, as our sales agent, our shares having an aggregate offering amount of up to $500 million. During the six months ended June 30, 2014, we issued 1,333,960 of our shares pursuant to our equity distribution agreement. We received net proceeds of $97 million from the issuance of these shares and we used the proceeds to purchase additional KMP i-units.
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

Kinder Morgan Management, LLC Form 10-Q

shares.  We may instruct Credit Suisse not to sell shares if the sales cannot be effected at or above the price designated by us in any such instruction. Either we or Credit Suisse may suspend the offering of shares pursuant to the agreement by notifying the other party.

Share Distributions

Under the terms of our LLC agreement, except in connection with our liquidation, we do not pay distributions on our shares in cash but instead make distributions on our shares in additional shares or fractions of shares. At the same time KMP makes a distribution on its common units and i-units, we distribute on each of our shares that fraction of a share determined by dividing the amount of the cash distribution to be made by KMP on each common unit by the average closing market price of a share determined for the ten-trading day period ending on the trading day immediately prior to the ex-dividend date for our shares. The following table presents share distributions we have paid or declared in the three and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Equivalent distribution value per share declared for the period(a)	$1.39	$1.32	$2.77	$2.62
Total number of share distributions declared for the period(b)	2,283,909	1,880,172	4,670,723	3,607,124
Equivalent distribution value per share paid in the period(a)	$1.38	$1.30	$2.74	$2.59
Total number of share distributions paid in the period(b)	2,386,814	1,726,952	4,624,072	3,531,548
__________

(a)
This is the cash distribution for each KMP common unit declared for the period or paid in the period, as applicable, indicated and is used to calculate our distribution of shares as discussed above. Because of this calculation, the market value of the shares distributed on the date of distribution may be less or more than the cash distribution per common unit of KMP.

(b)
Three and six months ended June 30, 2014 include a share distribution declared on July 16, 2014, payable on August 14, 2014 to shareholders of record as of July 31, 2014. This share distribution of 0.017397 shares per outstanding share (2,283,909 total shares) was determined by dividing $1.39, the cash amount to be distributed per KMP common unit by $79.897, the average of our shares’ closing market prices from July 15 - 28, 2014, the ten consecutive trading days preceding the date on which our shares began to trade ex-dividend under the rules of the New York Stock Exchange.

4.   Business Activities and Related Party Transactions

We do not receive a fee for our services under the delegation of control agreement, nor do we receive any margin or profit when we are reimbursed for expenses incurred. We incurred, on behalf of KMP, approximately $86 million and $180 million of expenses during the three and six months ended June 30, 2014, respectively and approximately $81 million and $163 million of expenses during the three and six months ended June 30, 2013, respectively. The expense reimbursements by KMP to us are accounted for as a reduction to the expense incurred by us. At June 30, 2014 and December 31, 2013, $12 million and $10 million, respectively, primarily receivables from KMP, are recorded in the caption “Accounts receivable – affiliated party” in the accompanying interim consolidated balance sheets.

One of our affiliates provides, and incurs expense with respect to, payroll and related services to KMP. These expenses are reimbursed by KMP at cost. These expenses totaled approximately $106 million and $231 million during the three and six months ended June 30, 2014, respectively and approximately $122 million and $244 million during the three and six months ended June 30, 2013, respectively.

Kinder Morgan Management, LLC Form 10-Q

5.   Summarized Income Statement Information for KMP

Following is summarized income statement information for KMP (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues	$3,577	$3,017	$7,229	$5,678
Operating costs, expenses and other	2,722	2,416	5,441	4,293
Operating income	$855	$601	$1,788	$1,385

Net income(a)	$669	$1,010	$1,423	$1,802

Net income attributable to KMP	661	1,000	1,407	1,783

General Partner’s interest in pre-acquisition income from operations and severance expense of March 2013 drop-down asset group	(1)	(4)	(6)	13
Remaining General Partner’s interest in income from continuing operations	465	422	917	824

Limited Partners’ interest in net income	197	582	496	946
____________

(a)
Three and six month 2013 amounts include (i) a $558 million gain from the remeasurement of KMP’s previously held 50% equity interest in Eagle Ford Gathering LLC to fair value as a result of KMP’s acquisition of Copano in May 2013 and (ii) a $162 million decrease associated with rate case liability adjustments. The six month 2013 amount also includes a $141 million after-tax gain from the sale of KMP’s equity and debt investments in the Express pipeline system.

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

Income taxes included in our interim consolidated statements of income are as follows (in millions, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Income tax expense	$15	$86	$47	$127
Effective tax rate	28.3%	53.4%	34.6%	46.9%

For the three and six months ended June 30, 2014, our effective tax rate was lower than the statutory federal rate of 35% primarily due to an increase in our share of nondeductible goodwill associated with our investment in KMP, partially offset by state income taxes.

For the three and six months ended June 30, 2013, our effective tax rate was higher than the statutory federal rate of 35% primarily due to a decrease in our share of nondeductible goodwill associated with our investment in KMP and state income taxes.

Kinder Morgan Management, LLC Form 10-Q

7. Legal Proceedings

Mission Valley Terminal Lawsuit

In August 2007, the City of San Diego, on its own behalf and purporting to act on behalf of the People of the State of California, filed a lawsuit against KMR and several affiliates seeking injunctive relief and unspecified damages allegedly resulting from hydrocarbon and methyl tertiary butyl ether (MTBE) impacted soils and groundwater beneath the City’s stadium property in San Diego arising from historic operations at the Mission Valley terminal facility.  The case was filed in the Superior Court of California, San Diego County, case number 37-2007-00073033-CU-OR-CTL.  On September 26, 2007, we removed the case to the U.S. District Court, Southern District of California, case number 07CV1883WCAB.  The City disclosed in discovery that it is seeking approximately $170 million in damages for alleged lost value/lost profit from the redevelopment of the City’s property and alleged lost use of the water resources underlying the property.  Later, in 2010, the City amended its initial disclosures to add claims for restoration of the site as well as a number of other claims that increased its claim for damages to approximately $365 million.

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

This site has been, and currently is, under the regulatory oversight and order of the California Regional Water Quality Control Board (RWQCB).  KMP’s subsidiary, SFPP, L.P. (SFPP), has completed the soil and groundwater remediation at the City of San Diego’s stadium property site and will continue quarterly sampling and monitoring through 2014 as part of the compliance evaluation required by the RWQCB. SFPP's remediation effort is now focused on its adjacent Mission Valley Terminal site.

On May 7, 2013, the City of San Diego filed a writ of mandamus to the California Superior Court seeking an order from the Court setting aside the RWQCB’s approval of our permit request to increase the discharge of water from our groundwater treatment system to the City of San Diego’s municipal storm sewer system. SFPP and KMP are coordinating with the RWQCB to oppose the City’s writ.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

We are a publicly traded Delaware LLC, formed on February 14, 2001, that has elected to be treated as a corporation for federal income tax purposes. Our voting shares are owned by KMGP, of which KMI owns all the outstanding common equity. KMGP is the general partner of KMP.

Business

We are a limited partner of KMP through our ownership of all of KMP’s i-units. KMGP has delegated to us, to the fullest extent permitted under Delaware law and KMP’s limited partnership agreement, all of its rights and powers to manage and control the business and affairs of KMP, subject to KMGP’s right to approve specified actions.

 See Note 1 to our consolidated financial statements included elsewhere in this report regarding the drop-down of assets from KMI to KMP.

Financial Condition

As indicated by the accompanying interim consolidated balance sheets, there has been no material change in our financial condition during the current quarter.

Kinder Morgan Management, LLC Form 10-Q

Results of Operations

Our results of operations consist of the offsetting expenses and receipts associated with our managing and controlling the business and affairs of KMP and our equity in the earnings of KMP attributable to the i-units we own. At June 30, 2014, through our ownership of i-units, we owned approximately 28.4% of all of KMP’s outstanding limited partner interests. We use the equity method of accounting for our investment in KMP and record earnings as described below. Our percentage ownership in KMP changes over time upon the distribution of additional i-units to us or upon issuances of additional common units or other equity securities by KMP.

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

Following is summarized income statement information and segment earnings contribution by business segment for KMP. This information should be read in conjunction with the KMP 2013 Form 10-K, and the KMP Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, included in this filing as Exhibit 99.1 and incorporated herein by reference.

KMP

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In millions)
Segment earnings before depreciation, depletion, amortization expense and amortization of excess cost of equity investments(a)
Natural Gas Pipelines(b)	$639	$1,123	$1,358	$1,680
CO2	332	358	695	700
Products Pipelines(c)	203	12	411	197
Terminals	233	207	447	393
Kinder Morgan Canada(d)	40	50	88	243
Total segment earnings before depreciation, depletion, amortization expense and amortization of excess cost of equity investments	1,447	1,750	2,999	3,213
Depreciation, depletion and amortization	(406)	(357)	(807)	(685)
Amortization of excess cost of equity investments	(5)	(2)	(8)	(4)
General and administrative expense	(132)	(163)	(285)	(297)
Interest expense, net of unallocable interest income	(231)	(215)	(470)	(417)
Unallocable income tax expense	(4)	(3)	(6)	(6)
Income from continuing operations	669	1,010	1,423	1,804
Loss from discontinued operations	—	—	—	(2)
Net income	669	1,010	1,423	1,802
Net income attributable to noncontrolling interests	(8)	(10)	(16)	(19)
Net income attributable to KMP	$661	$1,000	$1,407	$1,783

General Partner’s interest in pre-acquisition income from operations and severance expense of March 2013 drop-down asset group	$(1)	$(4)	$(6)	$13
Remaining General Partner’s interest in income from continuing operations	465	422	917	824
Limited Partners’ interest in net income	197	582	496	946
___________

(a)	Includes revenues, earnings from equity investments, allocable interest income and other, net, less operating expenses,

Kinder Morgan Management, LLC Form 10-Q

allocable income taxes and other income, net.  Operating expenses include natural gas purchases and other costs of sales, operations and maintenance expenses, and taxes, other than income taxes.

(b)
Three and six month 2013 amounts include a $558 million non-cash gain from the remeasurement of KMP’s previously held 50% equity interest in Eagle Ford Gathering LLC to fair value as a result of KMP’s acquisition of Copano in May 2013.

(c)	Three and six month 2013 amounts include a $162 million decrease associated with rate case liability adjustments.

(d)	Six month 2013 amount includes a $141 million, net of tax, gain from the sale of KMP’s equity and debt investments in the Express pipeline system.

For the three and six months ended June 30, 2014, KMP reported limited partners’ interest in net income of $197 million and $496 million, respectively, and $582 million and $946 million for the three and six months ended June 30, 2013, respectively. We reported net income for the three and six months ended June 30, 2014 of $38 million and $89 million, respectively and net income of $75 million and $144 million for the three and six months ended June 30, 2013, respectively.

Our net income for the three and six months ended June 30, 2013 includes (i) an increase of $100 million, net of income tax, which relates to our share of KMP’s $558 million gain from the remeasurement of KMP’s previously held 50% equity interest in Eagle Ford Gathering LLC to fair value as a result of KMP’s acquisition of Copano in May 2013 and (ii) a decrease of $29 million, net of income tax, which relates to our share of KMP’s $162 million increase in expense associated with rate case liability adjustments. Our net income for the six months ended June 30, 2013 also includes an increase of $27 million, net of tax, which relates to our share of KMP’s $141 million, net of tax, gain from the sale of its equity and debt investments in the Express pipeline system.
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

Item 4.  Controls and Procedures.

As of June 30, 2014, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions

Kinder Morgan Management, LLC Form 10-Q

regarding required disclosure. There has been no change in our internal control over financial reporting during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

None.

Item 5.  Other Information.

None.

Kinder Morgan Management, LLC Form 10-Q

Item 6.  Exhibits.

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Kinder Morgan Energy Partners, L. P. Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) our Consolidated Statements of Income for the three and six months ended June 30, 2014 and 2013; (ii) our Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2014 and 2013; (iii) our Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013; (iv) our Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013; (v) our Consolidated Statements of Shareholders’ Equity for the six months ended June 30, 2014 and 2013; and (vi) the notes to our Consolidated Financial Statements.

Kinder Morgan Management, LLC Form 10-Q

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	KINDER MORGAN MANAGEMENT, LLC,
Registrant

Date:	July 28, 2014	By:	/s/ Kimberly A. Dang
Kimberly A. Dang Vice President and Chief Financial Officer (principal financial and accounting officer)