Form 10-Q
period 2014-09-30
KINDER MORGAN MANAGEMENT LLC
filed 2014-10-28
CIK 1135017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

F O R M 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

The number of shares outstanding for each of the registrant’s classes of common equity, as of October 24, 2014 was four voting shares and 133,966,224 listed shares.

DOCUMENTS INCORPORATED BY REFERENCE

Quarterly Report on Form 10-Q of Kinder Morgan Energy Partners, L.P. for the quarter ended September 30, 2014.

Kinder Morgan Management, LLC Form 10-Q

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY

Kinder Morgan Management, LLC Form 10-Q

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY

Company Abbreviations

Copano	=	Copano Energy, L.L.C.	KMI	=	Kinder Morgan, Inc. and its majority-owned and controlled subsidiaries
EPNG	=	El Paso Natural Gas Company, L.L.C.	KMP	=	Kinder Morgan Energy Partners, L.P. and its majority-owned and controlled subsidiaries
EPB	=	El Paso Pipeline Partners, L.P. and its majority-owned and controlled subsidiaries	TGP	=	Tennessee Gas Pipeline Company, L.L.C.
KMGP	=	Kinder Morgan G.P., Inc.

Unless the context otherwise requires, references to “we,” “us,” “our” or “KMR” are intended to mean Kinder Morgan Management, LLC, and its consolidated subsidiary, Kinder Morgan Services LLC.

Common Industry and Other Terms

CO2	=	carbon dioxide	LLC	=	limited liability company
FASB	=	Financial Accounting Standards Board	SEC	=	United States Securities and Exchange Commission
GAAP	=	United States Generally Accepted Accounting Principles

Kinder Morgan Management, LLC Form 10-Q

Information Regarding Forward-Looking Statements

This report includes forward-looking statements. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. They use words such as “anticipate,” “believe,” “intend,” “plan,” “projection,” “forecast,” “strategy,” “position,” “continue,” “estimate,” “expect,” “may,” or the negative of those terms or other variations of them or comparable terminology. In particular, statements expressed or implied concerning future actions, conditions or events, future operating results or the ability to generate sales, income or cash flow, or to pay dividends or to make distributions are forward-looking statements. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Future actions, conditions or events and future results of our operations and those of KMP may differ materially from those expressed in these forward-looking statements. Please see “Information Regarding Forward-Looking Statements” for KMP included in its Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, included in this filing as Exhibit 99.1 and incorporated herein by reference. Many of the factors that will determine these results are beyond our ability to control or predict.

See “Information Regarding Forward-Looking Statements” and Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 (2013 Form 10-K) and Item 1A “Risk Factors” included elsewhere in this report for a more detailed description of factors that may affect the forward-looking statements. When considering forward-looking statements, one should keep in mind the risk factors described in our 2013 Form 10-K and the KMP Annual Report on Form 10-K for the year ended December 31, 2013 (KMP 2013 Form 10-K). The risk factors could cause our actual results to differ materially from those contained in any forward-looking statement. Because of these risks and uncertainties, you should not place undue reliance on any forward-looking statement. We plan to provide updates to projections included in this report when we believe previously disclosed projections no longer have a reasonable basis.

Kinder Morgan Management, LLC Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In millions except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Equity in earnings of Kinder Morgan Energy Partners, L.P.	$138	$69	$274	$340
Income tax expense	46	22	93	149

Net income	$92	$47	$181	$191

Earnings per share
Basic and diluted	$0.69	$0.39	$1.39	$1.61

Number of shares used in computing earnings per share
Basic and diluted	133	121	129	118

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$92	$47	$181	$191
Equity in other comprehensive income (loss) of Kinder Morgan Energy Partners L.P., net of tax (expense) benefit of $(3), $-, $5, and $6 million, respectively	6	—	(9)	(11)
Comprehensive income	$98	$47	$172	$180

The accompanying notes are an integral part of these consolidated financial statements.

Kinder Morgan Management, LLC Form 10-Q

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In millions, except shares)

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets
Accounts receivable – affiliated party	$14	$10
Other current assets	1	1
Total current assets	15	11

Investment in Kinder Morgan Energy Partners, L.P.	4,475	4,081

Total Assets	$4,490	$4,092

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$3	$3
Other current liabilities	12	8
Total current liabilities	15	11

Deferred income taxes	155	73

Total Liabilities	170	84

Commitments and contingencies (Note 7)

Shareholders’ Equity
Voting shares – unlimited authorized; 4 voting shares issued and outstanding	—	—
Listed shares – unlimited authorized; 133,966,224 and 125,323,730 listed shares issued and outstanding, respectively	6,816	6,113
Retained deficit	(2,490)	(2,108)
Accumulated other comprehensive (loss) income	(6)	3
Total Shareholders’ Equity	4,320	4,008

Total Liabilities and Shareholders’ Equity	$4,490	$4,092

The accompanying notes are an integral part of these consolidated financial statements.

Kinder Morgan Management, LLC Form 10-Q

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash Flows From Operating Activities
Net income	$181	$191
Adjustments to reconcile net income to net cash flows from operating activities
Deferred income taxes	93	149
Equity in earnings of Kinder Morgan Energy Partners, L.P.	(274)	(340)
Changes in components of working capital
Accounts receivable – affiliated party	(4)	(3)
Other current assets	—	(1)
Other current liabilities	4	4
Net Cash Provided by Operating Activities	—	—

Cash Flows From Investing Activities
Purchase of i-units of Kinder Morgan Energy Partners, L.P.	(134)	(145)
Net Cash Used in Investing Activities	(134)	(145)

Cash Flows From Financing Activities
Proceeds from issuance of shares	134	145
Net Cash Provided by Financing Activities	134	145

Net Increase in Cash and Cash Equivalents	—	—
Cash and Cash Equivalents, beginning of period	—	—
Cash and Cash Equivalents, end of period	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Kinder Morgan Management, LLC Form 10-Q

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions, except shares)
(Unaudited)

	Nine Months Ended
	September 30, 2014		September 30, 2013
	Shares	Amount	Shares	Amount
Voting Shares
Beginning Balance	4	$—	3	$—
Share distributions	—	—	1	—
Ending Balance	4	—	4	—

Listed Shares
Beginning Balance	125,323,730	6,113	115,118,335	5,201
Share distributions	6,907,981	563	5,411,719	449
Share issuances	1,734,513	134	1,757,300	145
Tax impact of KMI drop-down to KMP (Note 3)	—	—	—	26
Tax impact of KMP Acquisition of Copano (Note 3)	—	6	—	63
Ending Balance	133,966,224	6,816	122,287,354	5,884

Retained Deficit
Beginning Balance		(2,108)		(1,755)
Net income		181		191
Share distributions		(563)		(449)
Ending Balance		(2,490)		(2,013)

Accumulated Other Comprehensive (Loss) Income (net of tax)
Beginning Balance		3		18
Changes in accumulated other comprehensive loss		(9)		(11)
Ending Balance		(6)		7

Total Shareholders’ Equity	133,966,228	$4,320	122,287,358	$3,878

The accompanying notes are an integral part of these consolidated financial statements.

Kinder Morgan Management, LLC Form 10-Q

KINDER MORGAN MANAGEMENT, LLC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.   General

Organization

Kinder Morgan Management, LLC is a publicly traded Delaware LLC that was formed on February 14, 2001. We are a limited partner of KMP, a publicly traded limited partnership whose common units are traded on the New York Stock Exchange under the symbol “KMP,” through our ownership of all of KMP’s i-units. KMGP, the common equity of which is indirectly wholly owned by KMI, is the general partner of KMP and owns all of our voting shares. KMGP, pursuant to a delegation of control agreement among us, KMGP and KMP, has delegated to us, to the fullest extent permitted under Delaware law and KMP’s limited partnership agreement, all of its rights and powers to manage and control the business and affairs of KMP, subject to KMGP’s right to approve specified actions. Our success is dependent upon our operation and management of KMP and its resulting performance. See Note 5 for summarized income statement information for KMP.

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

Our accompanying unaudited consolidated financial statements reflect normal adjustments, and also recurring adjustments that are, in the opinion of management, necessary for a fair statement of our financial results for the interim periods, and certain amounts from prior periods have been reclassified to conform to the current presentation. Interim results are not necessarily indicative of results for a full year; accordingly, you should read these interim consolidated financial statements in conjunction with our consolidated financial statements and related notes included in our 2013 Form 10-K. For additional information, see the KMP 2013 Form 10-K and KMP’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, included in this filing as Exhibit 99.1 and incorporated herein by reference.

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

Effective March 1, 2013, KMP acquired from KMI the remaining 50% ownership interest it did not already own in both EPNG and the El Paso midstream assets or Kinder Morgan Altamont LLC (formerly, El Paso Midstream Investment Company, L.L.C.), which we refer to in this report as the “midstream assets,” for an aggregate consideration of approximately $1.7 billion (including KMP’s proportional share of assumed debt borrowings as of March 1, 2013). In this report, we refer to this acquisition of assets by KMP from KMI as the “March 2013 drop-down transaction” and the combined group of assets acquired by KMP from KMI as the “March 2013 drop-down asset group.” KMP acquired its initial 50% ownership interest in the midstream assets from an investment vehicle affiliated with Kohlberg Kravis Roberts and Co. L.P. effective June 1, 2012.

KMI acquired all of the assets included in the March 2013 drop-down asset group as part of its May 25, 2012 acquisition of El Paso Corporation. KMI accounted for its acquisition of the March 2013 drop-down asset group under the acquisition method of accounting, and KMP accounted for the March 2013 drop-down transaction as a combination of entities under common control. Accordingly, the KMP information in Note 5 has been prepared to reflect the transfer of EPNG and the remaining 50% of ownership interests in the midstream assets from KMI to KMP as if such transfers had taken place on the date when EPNG and the midstream assets met the accounting requirements for entities under common control — May 25, 2012 for EPNG and June 1, 2012 for the midstream assets. Specifically, KMP (i) consolidates its now 100% investments in the drop-down asset group as of the effective dates of common control, recognizing the acquired assets and assumed liabilities at KMI’s carrying value (including all of KMI’s purchase accounting adjustments); (ii) recognized any difference between its purchase price and the carrying value of the net assets it acquired as an adjustment to its Partners’ Capital (specifically, as an adjustment to its general partner’s and its noncontrolling interests’ capital interests); and (iii) retrospectively adjusted its consolidated financial statements, for any date after the effective dates of common control.

Kinder Morgan Management, LLC Form 10-Q

Additionally, because KMI both controls KMP and consolidates KMP’s financial statements into its consolidated financial statements as a result of its ownership of KMP’s general partner, KMP fully allocated to its general partner (i) the earnings of the March 2013 drop-down asset group for the periods beginning on the effective dates of common control (described above) and ending March 1, 2013 and (ii) incremental severance expense related to KMI’s acquisition of El Paso Corporation and allocated to KMP from KMI. These amounts are reported in “General Partner’s interest in pre-acquisition income from operations and severance expense of March 2013 drop-down asset group” in Note 5. The severance expense allocated to KMP was associated with the March 2013 drop-down asset group; however, KMP does not have any obligation to, nor did KMP pay, any amounts related to this expense.

For all periods beginning after the acquisition date of March 1, 2013, KMP allocated its earnings (including the earnings from the March 2013 drop-down asset group) to all of its partners according to its partnership agreement.

Investments in KMP

We use the equity method of accounting for our investment in KMP. We record, in the period in which it is earned, our share of the earnings of KMP attributable to the i-units we own.  We receive distributions from KMP in the form of additional i-units, which increase the number of i-units we own.  We issue additional shares (or fractions thereof) to our existing shareholders in an amount equal to the additional i-units received from KMP. At September 30, 2014, through our ownership of KMP i-units, we owned approximately 28.8% of all of KMP’s outstanding limited partner interests.

Recent Developments
On August 9, 2014, we entered into a definitive merger agreement (the “KMR Merger Agreement”) with KMI pursuant to which KMI will acquire directly or indirectly all of our outstanding shares that KMI and its subsidiaries do not already own. Upon the terms and subject to the conditions set forth in the KMR Merger Agreement, a wholly owned subsidiary of KMI will merge with and into KMR (the “KMR Merger”), with KMR as the surviving limited liability company.  KMI may, in its sole discretion and immediately after the KMR Merger, cause KMR to be merged with and into a wholly owned subsidiary of KMI (the "Second Step Merger Sub") with Second Step Merger Sub surviving such merger.
KMI has also entered into a merger agreement with KMP (the “KMP Merger Agreement”) and a merger agreement with EPB (the “EPB Merger Agreement”) pursuant to which KMI will acquire all of the outstanding common units of KMP and EPB that KMI and its subsidiaries do not already own. The transactions contemplated by the KMR Merger Agreement, the KMP Merger Agreement and the EPB Merger Agreement are referred to collectively as the “Merger Transactions.”
At the effective time of the KMR Merger, each voting share and listed share of KMR issued and outstanding (excluding listed shares owned by KMGP or KMI or any of its other subsidiaries, which shall be cancelled) will be converted into the right to receive 2.4849 shares of KMI common stock.
The completion of the KMR Merger is subject to the concurrent completion of the mergers contemplated by the KMP Merger Agreement and the EPB Merger Agreement. The completion of the KMR Merger is also subject to the satisfaction or waiver of customary closing conditions, including but not limited to: (a) approval of the KMR Merger Agreement by KMR’s shareholders; and (b) approval by KMI’s stockholders of (i) the amendment of KMI’s certificate of incorporation to increase the number of authorized shares of KMI common stock and (ii) the issuance of KMI common stock in the Merger Transactions, as required pursuant to certain rules of the New York Stock Exchange.
The KMR Merger Agreement contains certain customary termination rights for both KMR and KMI, and further provides that, in the event of termination of the KMR Merger Agreement under certain circumstances, KMR or KMI may be required to pay the other party a termination fee equal to $311 million. Either KMR or KMI may terminate the KMR Merger Agreement if the closing of the KMR Merger has not occurred on or before May 11, 2015.
The KMR Merger Agreement also contains customary covenants and agreements, including covenants and agreements relating to the conduct of KMR’s business between the date of the signing of the KMR Merger Agreement and the closing of the transactions contemplated under the KMR Merger Agreement. On October 22, 2014, we, KMP, EPB and KMI each (i) announced November 20, 2014 as the date for the respective special meetings of shareholders or unitholders to vote on the proposals related to the Merger Transactions; and (ii) commenced mailing of proxy materials to the respective shareholders or unitholders. Unitholders and shareholders of record at the close of business on October 20, 2014, will be entitled to vote at the applicable special meeting.

Kinder Morgan Management, LLC Form 10-Q

2.   Earnings per Share

Both basic and diluted earnings per share are computed based on the weighted-average number of shares outstanding during each period, adjusted for share splits. There are no securities outstanding that may be converted into or exercised for shares.

3.  Capitalization

As discussed above in Note 1, KMI completed the March 2013 drop-down transaction with KMP during the first quarter of 2013 and during the second quarter of 2013, KMP acquired Copano. The March 2013 drop-down transaction was treated as an intercompany transfer of assets between KMI (an affiliate and shareholder of us) and KMP. KMP’s May 2013 acquisition of Copano in a unit for unit transaction with an exchange ratio of 0.4563 KMP common units for each Copano common unit resulted in KMP recording approximately $1.1 billion of nondeductible goodwill. Our and KMI’s accounting policy is to apply the look-through method of recording deferred taxes on the outside book tax basis difference in its investments without regard to nondeductible goodwill. The adjustments to our deferred tax liability as a result of (i) the intercompany transaction (including the associated transfer of nondeductible goodwill to KMP); and (ii) the increase in KMP’s nondeductible goodwill during the measurement period related to the Copano acquisition, are reflected as offsets to our shareholders’ equity. As a result of these two transactions, we have recorded decreases to our deferred tax liability and offsetting increases to our shareholders’ equity in the amounts of $6 million and $89 million in the nine months ended September 30, 2014 and 2013, respectively.

On May 4, 2012, we entered into an equity distribution agreement with Credit Suisse Securities (USA) LLC (Credit Suisse). Pursuant to the provisions of the equity distribution agreement, we may sell from time to time through Credit Suisse, as our sales agent, our shares having an aggregate offering amount of up to $500 million. During the nine months ended September 30, 2014, we issued 1,734,513 of our shares pursuant to our equity distribution agreement. We received net proceeds of $134 million from the issuance of these shares and we used the proceeds to purchase additional KMP i-units.
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

Share Distributions

Under the terms of our LLC agreement, except in connection with our liquidation, we do not pay distributions on our shares in cash but instead make distributions on our shares in additional shares or fractions of shares. At the same time KMP makes a distribution on its common units and i-units, we distribute on each of our shares that fraction of a share determined by dividing the amount of the cash distribution to be made by KMP on each common unit by the average closing market price of a share determined for the ten-trading day period ending on the trading day immediately prior to the ex-dividend date for our shares. The following table presents share distributions we have paid or declared in the three and nine months ended September 30, 2014 and 2013.

Kinder Morgan Management, LLC Form 10-Q

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Equivalent distribution value per share declared for the period(a)	$1.40	$1.35	$4.17	$3.97
Equivalent distribution value per share paid in the period(a)	$1.39	$1.32	$4.13	$3.91
Total number of share distributions paid in the period	2,283,909	1,880,172	6,907,981	5,411,720
__________

(a)
This is the cash distribution for each KMP common unit declared for the period or paid in the period, as applicable, indicated and is used to calculate our distribution of shares as discussed above. Because of this calculation, the market value of the shares distributed on the date of distribution may be less or more than the cash distribution per common unit of KMP.

Subsequent Event
On October 15, 2014, we declared a share distribution, payable on November 14, 2014 to shareholders of record as of October 31, 2014. This share distribution will be determined by dividing:
•$1.40, the cash amount to be distributed per KMP common unit by

•
the average of our shares’ closing market prices from October 15-28, 2014, the ten consecutive trading days preceding the date on which our shares began to trade ex-dividend under the rules of the New York Stock Exchange.

4.   Business Activities and Related Party Transactions

We do not receive a fee for our services under the delegation of control agreement, nor do we receive any margin or profit when we are reimbursed for expenses incurred. We incurred, on behalf of KMP, approximately $86 million and $266 million of expenses during the three and nine months ended September 30, 2014, respectively and approximately $82 million and $245 million of expenses during the three and nine months ended September 30, 2013, respectively. The expense reimbursements by KMP to us are accounted for as a reduction to the expense incurred by us. At September 30, 2014 and December 31, 2013, $14 million and $10 million, respectively, primarily receivables from KMP, are recorded in the caption “Accounts receivable – affiliated party” in the accompanying interim consolidated balance sheets.

One of our affiliates provides, and incurs expense with respect to, payroll and related services to KMP. These expenses are reimbursed by KMP at cost. These expenses totaled approximately $93 million and $324 million during the three and nine months ended September 30, 2014, respectively and approximately $93 million and $337 million during the three and nine months ended September 30, 2013, respectively.

5.    Summarized Income Statement Information for KMP

Following is summarized income statement information for KMP (in millions).

Kinder Morgan Management, LLC Form 10-Q

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues	$3,933	$3,381	$11,162	$9,059
Operating costs, expenses and other	2,772	2,514	8,213	6,807
Operating income	$1,161	$867	$2,949	$2,252

Net income(a)	$976	$697	$2,399	$2,499

Net income attributable to KMP	963	689	2,370	2,472

General Partner’s interest in pre-acquisition income from operations and severance expense of March 2013 drop-down asset group	1	(2)	(5)	11
Remaining General Partner’s interest in income from continuing operations	476	436	1,393	1,260

Limited Partners’ interest in net income	486	255	982	1,201
____________

(a)
Three and nine month 2014 amounts include $198 million of earnings associated with the early termination of a long-term natural gas transportation contract with a customer. The nine month 2013 amounts include (i) a $558 million gain from the remeasurement of KMP’s previously held 50% equity interest in Eagle Ford Gathering LLC to fair value as a result of KMP’s acquisition of Copano in May 2013 and (ii) a $177 million increase in expense associated with adjustments to legal liabilities related to both transportation rate case and environmental matters. The three and nine month 2013 amounts include a $1 million decrease and a $140 million increase, respectively, in after-tax loss and gain amounts from the sale of KMP’s equity and debt investments in the Express pipeline system.

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

Income taxes included in our interim consolidated statements of income are as follows (in millions, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Income tax expense	$46	$22	$93	$149
Effective tax rate	33.3%	31.9%	33.9%	43.8%

For the three and nine months ended September 30, 2014, our effective tax rate was lower than the statutory federal rate of 35% primarily due to an increase in our share of nondeductible goodwill associated with our investment in KMP, partially offset by state income taxes.

For the three months ended September 30, 2013, our effective tax rate was lower than the statutory federal rate of 35% primarily due to an increase in our share of nondeductible goodwill associated with our investment in KMP. For the nine months ended September 30, 2013, our effective tax rate was higher than the statutory federal rate of 35% primarily due to state income taxes and a decrease in our share of nondeductible goodwill associated with our investment in KMP.

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

On May 7, 2013, the City of San Diego petitioned the California Superior Court for a writ of mandamus seeking an order setting aside the RWQCB’s approval of an amendment to KMP’s permit to increase the discharge of water from KMP’s groundwater treatment system to the City of San Diego’s municipal storm sewer system. On October 10, 2014, the court ruled that the City’s petition was moot and dismissed the case because the amendment to the permit was no longer required and had been rescinded by the RWQCB at the request of SFPP upon SFPP’s completion of soil and groundwater remediation at the City’s stadium property site.

Litigation Relating to the Merger Transactions

Four putative class action lawsuits were filed in the Court of Chancery of the State of Delaware in connection with the proposed merger transactions: (i) William Bryce Arendt v. Kinder Morgan Energy Partners, L.P., et al., Case No. 10093-VCL; (ii) The Haynes Family Trust U/A. v. Kinder Morgan Energy Partners, L.P., et al., Case No. 10118-VCL; (iii) George H. Edwards, et al., v. El Paso Pipeline Partners, L.P., et al., Case No. 10160-VCL; and (iv) Irwin Berlin v. Kinder Morgan Energy Partners, L.P., et al., Case No. 10191-VCL. On September 28, 2014, the Arendt and Haynes actions were consolidated under the caption In re Kinder Morgan Energy Partners, L.P. Unitholders Litigation, Case No. 10093-VCL, with the complaint in the Haynes action designated as the operative complaint. Among the relief sought in the complaints filed in these lawsuits is to enjoin one or more of the proposed merger transactions.

The plaintiffs in the In re Kinder Morgan Energy Partners, L.P. Unitholders Litigation action allege that (i) KMR, KMGP, and individual defendants breached the express terms of and their duties under the KMP partnership agreement, including the implied duty of good faith and fair dealing, by entering into the KMP Transaction and by failing to adequately disclose material facts related to the transaction; (ii) KMI aided and abetted such breach; and (iii) KMI tortiously interfered with the rights of the plaintiffs and the putative class under the KMP partnership agreement by causing KMGP and the individual defendants to breach their duties under the KMP partnership agreement. Further, plaintiffs allege that the KMP partnership agreement mandates that the transaction be approved by two-thirds of KMP’s limited partner interests.

On September 26, 2014, plaintiffs filed a motion for expedited proceedings. On September 29, 2014, plaintiffs filed a motion for a preliminary injunction seeking to enjoin the KMP vote.

Kinder Morgan Management, LLC Form 10-Q

In the George H. Edwards, et al. v. El Paso Pipeline Partners, L.P., et al. action, plaintiffs allege that (i) El Paso Pipeline GP Company, L.L.C. (EPGP) breached the implied duty of good faith and fair dealing by approving the EPB transaction in bad faith; (ii) EPGP, the EPGP directors named as defendants, E Merger Sub LLC, and KMI aided and abetted such breach; (iii) EPGP breached its duties under the EPB partnership agreement, including the implied duty of good faith and fair dealing; and (iv) EPB, the EPGP directors named as defendants, E Merger Sub LLC, and KMI aided and abetted such breach and tortiously interfered with the rights of the EPB unitholders under the EPB partnership agreement.

The plaintiffs also allege that (i) KMR and KMGP breached their duties under the KMP partnership agreement including the implied duty of good faith and fair dealing; and (ii) KMP, the KMGP directors named as defendants, P Merger Sub LLC, and KMI aided and abetted such breach and tortiously interfered with the rights of the KMP unitholders under the KMP partnership agreement. In addition, plaintiffs allege that KMR and KMGP breached the residual fiduciary duties owed to KMP unitholders, and KMP, the KMGP directors named as defendants, P Merger Sub LLC, and KMI aided and abetted such breach. Finally, plaintiffs allege that the KMP partnership agreement mandates that the KMP merger be approved, alternatively, by at least 95% of all of KMP’s limited partner interests, by at least two-thirds of KMP’s limited partner interests, or by at least two-thirds of KMP’s common unitholders. On September 26, 2014, plaintiffs filed a motion for expedited discovery, and a motion for a preliminary injunction seeking to enjoin the KMP vote.

On October 7, 2014, the Court ruled that expedited discovery and expedited proceedings could proceed with respect to claims relating to the vote required to approve the KMP merger. The Court has scheduled a hearing on this matter for October 31, 2014.

In the Irwin Berlin v. Kinder Morgan Energy Partners, L.P., et al. action, plaintiff alleges that (i) KMR, KMGP, KMI, and members of the Board of Directors of KMGP breached their fiduciary duties by entering into the KMP Transaction and by failing to adequately disclose material facts related to the transaction; (ii) KMI aided and abetted such breach; and (iii) KMGP breached its duty of good faith and fair dealing. Although KMP is listed as a defendant in the caption, no claims are asserted against it in the complaint.

The defendants believe the allegations against them lack merit, and they intend to vigorously defend these lawsuits.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

We are a publicly traded Delaware LLC, formed on February 14, 2001, that has elected to be treated as a corporation for federal income tax purposes. Our voting shares are owned by KMGP, of which KMI owns all the outstanding common equity. KMGP is the general partner of KMP.

Recent Developments

On August 9, 2014, KMI entered into a separate definitive merger agreement with each of KMP, KMR and EPB, pursuant to which KMI will acquire directly or indirectly all of the outstanding common units of KMP and EPB and all of the outstanding shares of KMR that KMI and its subsidiaries do not already own (the “Merger Transactions”).  The Merger Transactions are subject to approval of the stockholders, shareholders and unitholders of KMI, KMP, KMR and EPB, as applicable, and are expected to close in the fourth quarter of 2014. For a further discussion of the Merger Transactions, see Note 1 “General—Recent Developments.”

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

Kinder Morgan Management, LLC Form 10-Q

Financial Condition

As indicated by the accompanying interim consolidated balance sheets, there has been no material change in our financial condition during the current quarter.

Results of Operations

Our results of operations consist of the offsetting expenses and receipts associated with our managing and controlling the business and affairs of KMP and our equity in the earnings of KMP attributable to the i-units we own. At September 30, 2014, through our ownership of i-units, we owned approximately 28.8% of all of KMP’s outstanding limited partner interests. We use the equity method of accounting for our investment in KMP and record earnings as described below. Our percentage ownership in KMP changes over time upon the distribution of additional i-units to us or upon issuances of additional common units or other equity securities by KMP.

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

Following is summarized income statement information and segment earnings contribution by business segment for KMP. This information should be read in conjunction with the KMP 2013 Form 10-K, and the KMP Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, included in this filing as Exhibit 99.1 and incorporated herein by reference.

KMP

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In millions)
Segment earnings before depreciation, depletion, amortization expense and amortization of excess cost of equity investments(a)
Natural Gas Pipelines(b)	$863	$635	$2,221	$2,315
CO2	388	340	1,083	1,040
Products Pipelines(c)	222	202	633	399
Terminals	249	217	696	610
Kinder Morgan Canada(d)	50	43	138	286
Total segment earnings before depreciation, depletion, amortization expense and amortization of excess cost of equity investments	1,772	1,437	4,771	4,650
Depreciation, depletion and amortization	(427)	(377)	(1,234)	(1,062)
Amortization of excess cost of equity investments	(3)	(3)	(11)	(7)
General and administrative expense	(126)	(136)	(411)	(433)
Interest expense, net of unallocable interest income	(238)	(220)	(708)	(637)
Unallocable income tax expense	(2)	(4)	(8)	(10)
Income from continuing operations	976	697	2,399	2,501
Loss from discontinued operations	—	—	—	(2)
Net income	976	697	2,399	2,499
Net income attributable to noncontrolling interests	(13)	(8)	(29)	(27)
Net income attributable to KMP	$963	$689	$2,370	$2,472

General Partner’s interest in pre-acquisition income from operations and severance expense of March 2013 drop-down asset group	$1	$(2)	$(5)	$11
Remaining General Partner’s interest in income from continuing operations	476	436	1,393	1,260
Limited Partners’ interest in net income	486	255	982	1,201

Kinder Morgan Management, LLC Form 10-Q

___________

(a)	Includes revenues, earnings from equity investments, allocable interest income and other, net, less operating expenses, allocable income taxes and other income, net.  Operating expenses include natural gas purchases and other costs of sales, operations and maintenance expenses, and taxes, other than income taxes.

(b)
Three and nine month 2014 amounts include $198 million of earnings associated with the early termination of a long-term natural gas transportation contract with a customer. Nine month 2013 amount includes a $558 million non-cash gain from the remeasurement of KMP’s previously held 50% equity interest in Eagle Ford Gathering LLC to fair value as a result of KMP’s acquisition of Copano in May 2013.

(c)	Nine month 2013 amount includes a $177 million increase in expense associated with adjustments to legal liabilities related to both transportation rate case and environmental matters.

(d)
Three and nine month 2013 amounts include a $1 million decrease and a $141 million increase, respectively, after-tax loss and gain amounts from the sale of KMP’s equity and debt investments in the Express pipeline system.

For the three and nine months ended September 30, 2014, KMP reported limited partners’ interest in net income of $486 million and $982 million, respectively, and $255 million and $1.2 billion for the three and nine months ended September 30, 2013, respectively. We reported net income for the three and nine months ended September 30, 2014 of $92 million and $181 million, respectively and net income of $47 million and $191 million for the three and nine months ended September 30, 2013, respectively.

Our net income for the three and nine months ended September 30, 2014 includes an increase of $35 million, net of income tax, which relates to our share of KMP’s $198 million of earnings associated with the early termination of a long-term natural gas transportation contract with a customer.

Our net income for the nine months ended September 30, 2013 includes (i) an increase of $100 million, net of income tax, which relates to our share of KMP’s $558 million gain from the remeasurement of KMP’s previously held 50% equity interest in Eagle Ford Gathering LLC to fair value as a result of KMP’s acquisition of Copano in May 2013; (ii) a decrease of $32 million, net of income tax, which relates to our share of KMP’s $177 million increase in expense associated with adjustments to legal liabilities related to both transportation rate case and environmental matters; and (iii) an increase of $27 million, net of tax, which relates to our share of KMP’s $140 million, net of tax, gain from the sale of its equity and debt investments in the Express pipeline system.
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

Kinder Morgan Management, LLC Form 10-Q

Item 4.  Controls and Procedures.

As of September 30, 2014, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There has been no change in our internal control over financial reporting during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.
See Note 7 “Legal Proceedings” to our consolidated financial statements.

Item 1A. Risk Factors.

There have been no material changes in or additions to the risk factors disclosed in Part I, Item 1A “Risk Factors” in our 2013 Form 10-K. Below are additional risk factors related to the recent announcement of our proposed merger with KMI.

Risks Relating to the Proposed Merger
The mergers that are part of the Merger Transactions are contingent upon each other, and the KMR merger is subject to other substantial conditions and may not be consummated even if the required KMI stockholder and KMR shareholder approvals are obtained.
Completion of the KMR merger is contingent upon completion of the KMP merger and the EPB merger, and vice versa. No merger will occur unless all three mergers occur. The KMP merger and the EPB merger are subject to the satisfaction or waiver of their own conditions, including approval of merger agreements by KMP’s and EPB’s respective unitholders, some of which are out of the control of KMI and all of which are out of the control of KMR. Further, KMI’s stockholders must approve an amendment to KMI’s certificate of incorporation to increase the number of authorized shares of KMI common stock and must approve the issuance of KMI common stock in the three mergers.
The KMR merger agreement contains other conditions that, if not satisfied or waived, would result in the KMR merger not occurring, even though the KMI stockholders and the KMR shareholders may have voted in favor of the merger-related proposals presented to them. Satisfaction of some of these other conditions to the KMR merger, such as receipt of required regulatory approvals, is not entirely in the control of KMI or KMR. In addition, KMI and KMR can agree not to consummate the KMR merger even if all stockholder and shareholder approvals have been received. The closing conditions to the KMR merger may not be satisfied, and KMI or KMR may choose not to, or may be unable to, waive an unsatisfied condition, which may cause the KMR merger not to occur.
KMR is subject to provisions that limit its ability to pursue alternatives to the KMR merger, could discourage a potential competing acquirer of KMR from making a favorable alternative transaction proposal and, in specified circumstances under the KMR merger agreement, could require KMR to pay a termination fee of $311 million to KMI.
Under the KMR merger agreement, KMR is restricted from entering into alternative transactions. Unless and until the KMR merger agreement is terminated, subject to specified exceptions KMR is restricted from soliciting, initiating, knowingly facilitating, knowingly encouraging or knowingly inducing or negotiating, any inquiry, proposal or offer for a competing acquisition proposal with any person. Under the KMR merger agreement, in the event of a potential change by the KMR special committee or the KMR board of its recommendation with respect to the KMR merger in light of a superior proposal or an intervening event, KMR must provide KMI with five days’ notice to allow KMI to propose an adjustment to the terms and conditions of the KMR merger agreement. These provisions could discourage a third party that may have an interest in

Kinder Morgan Management, LLC Form 10-Q

acquiring all or a significant part of KMR from considering or proposing that acquisition, even if such third party were prepared to pay consideration with a higher per share market value than the market value proposed to be received or realized in the KMR merger, or might result in a potential competing acquirer of KMR proposing to pay a lower price than it would otherwise have proposed to pay because of the added expense of the termination fee that may become payable in specified circumstances.
Under the KMR merger agreement, KMR may be required to pay to KMI a termination fee of $311 million if the KMR merger agreement is terminated under specified circumstances. If such a termination fee is payable, the payment of this fee could have material and adverse consequences to the financial condition and operations of KMR.
KMI and the other parties will incur substantial transaction-related costs in connection with the Transactions.
KMI and the other parties to the Transactions, including KMR, expect to incur a number of non-recurring transaction-related costs associated with completing the Transactions, which are currently estimated to total approximately $90 million, excluding expenses associated with expected financing, which expenses could be substantial. Non-recurring transaction costs include, but are not limited to, fees paid to legal, financial and accounting advisors, filing fees and printing costs. There can be no assurance that the elimination of certain costs due to the fact that KMP, KMR and EPB will no longer be public companies will offset the incremental transaction-related costs over time. Thus, any net cost savings may not be achieved in the near term, the long term or at all.
Failure to complete, or significant delays in completing, the KMR merger could negatively affect the trading price of KMR shares and the future business and financial results of KMR.
Completion of the KMR merger is not assured and is subject to risks, including the risks that approval of the KMR merger by the KMR shareholders or by governmental agencies is not obtained or that other closing conditions are not satisfied. If the KMR merger is not completed, or if there are significant delays in completing the KMR merger, the trading prices of KMR shares and the future business and financial results of KMR could be negatively affected, and will be subject to several risks, including the following:

•	KMR may be liable for damages to KMI under the terms and conditions of the KMR merger agreement;

•	negative reactions from the financial markets, including declines in the prices of KMR shares due to the fact that current prices may reflect a market assumption that the KMR merger will be completed;

•	having to pay certain significant costs relating to the KMR merger, including, in certain circumstances, a termination fee of $311 million; and

•	the attention of management of KMR will have been diverted to the KMR merger rather than its own operations and pursuit of other opportunities that could have been beneficial to KMR.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

None.

Item 5.  Other Information.

None.

Kinder Morgan Management, LLC Form 10-Q

Item 6.  Exhibits.

2.1
Agreement and Plan of Merger, dated as of August 9, 2014, among Kinder Morgan Management, LLC, Kinder Morgan, Inc. and R Merger Sub LLC (filed as exhibit 2.1 to Kinder Morgan Management, LLC’s Current Report on Form 8-K filed on August 12, 2014 and incorporated herein by reference).

10.1
Support Agreement, dated as of August 9, 2014, by and among Kinder Morgan Energy Partners, L.P., Kinder Morgan G.P., Inc., Kinder Morgan Management, LLC, El Paso Pipeline Partners, L.P., El Paso Pipeline GP Company, L.L.C., Richard D. Kinder and RDK Investments, Ltd (filed as exhibit 10.1 to Kinder Morgan Management, LLC’s Current Report on Form 8-K filed on August 12, 2014 and incorporated herein by reference).

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Kinder Morgan Energy Partners, L. P. Quarterly Report on Form 10-Q for the quarter ended September 30, 2014.
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) our Consolidated Statements of Income for the three and nine months ended September 30, 2014 and 2013; (ii) our Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2014 and 2013; (iii) our Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013; (iv) our Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013; (v) our Consolidated Statements of Shareholders’ Equity for the nine months ended September 30, 2014 and 2013; and (vi) the notes to our Consolidated Financial Statements.

Kinder Morgan Management, LLC Form 10-Q

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	KINDER MORGAN MANAGEMENT, LLC,
Registrant

Date:	October 27, 2014	By:	/s/ Kimberly A. Dang
Kimberly A. Dang Vice President and Chief Financial Officer (principal financial and accounting officer)